Form 10-K
period 2005-06-30
Investors Bancorp Inc
filed 2005-11-03
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
100 F Street, N.E.
Washington, D.C. 20549
FORM 10-K
Special Financial Report
Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2005
Commission File No. 0-51557
INVESTORS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 JFK Parkway, Short Hills, New Jersey	07078

(Address of Principal Executive Offices)	Zip Code
(973) 924-5100
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share

(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES       NO   X  .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES       NO   X  .
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES       NO   X  .
     As of December 31, 2004, there were issued and outstanding 50 shares of the Registrant’s Common Stock, all of which were held by Investors Bancorp, MHC, the Registrant’s mutual holding company. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, on such date, was $0.
      As of November 1, 2005, there were issued and outstanding 116,275,688 shares of the Registrant’s Common Stock, including 63,099,781 shares held by Investors Bancorp, MHC, the Registrant’s mutual holding company.
DOCUMENTS INCORPORATED BY REFERENCE
     None.
     This special financial report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. This special financial report is filed under cover of the facing sheet of the form appropriate for annual reports of the Registrant as required by Rule 15d-2.

TABLE OF CONTENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets — at June 30, 2005 and 2004	F-3

Consolidated Statements of Operations — Years ended June 30, 2005, 2004 and 2003	F-4

Consolidated Statements of Stockholder’s Equity — Years ended June 30, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows — Years ended June 30, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

Signatures

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Registered Public Accounting Firm
The Board of Directors
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the Bancorp) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP

Short Hills, New Jersey
September 20, 2005

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2005 and 2004

	2005	2004
	(In thousands)
Assets
Cash and cash equivalents	$81,329	37,653
Securities available-for-sale, at estimated fair value (notes 4 and 10)	673,951	1,421,073
Securities held-to-maturity, net (estimated fair value of $2,032,939 and $2,504,518 at June 30, 2005 and 2004, respectively) (notes 3 and 10)	2,040,882	2,522,811
Loans receivable, net (note 5)	1,993,904	1,105,881
Loans held-for-sale	3,412	1,428
Stock in the Federal Home Loan Bank (note 10)	60,688	81,990
Accrued interest and dividends receivable (note 6)	18,263	22,661
Other real estate owned, net	—	154
Office properties and equipment, net (note 8)	29,544	26,948
Net deferred tax asset (note 11)	13,128	18,788
Premium on deposit acquisition	—	1,102
Bank owned life insurance contract (note 2)	76,229	75,543
Other assets	1,423	2,108

	$4,992,753	5,318,140

Liabilities and Stockholder’s Equity

Liabilities:
Deposits (note 9)	$3,240,420	3,266,935
Borrowed funds (note 10)	1,313,769	1,604,798
Advance payments by borrowers for taxes and insurance	10,817	7,087
Other liabilities	19,920	37,657

Total liabilities	4,584,926	4,916,477

Stockholder’s equity (notes 15 and 17):
Common stock, par value $0.10. Authorized 3,000 shares; outstanding 50 shares	—	—
Additional paid-in capital	25	25
Retained earnings	411,219	414,361
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(2,316)	(11,968)
Minimum pension liability, net of tax	(1,101)	(755)

	(3,417)	(12,723)

Total stockholder’s equity	407,827	401,663

Commitments and contingencies (notes 7 and 13)

	$4,992,753	5,318,140

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Years ended June 30, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Interest and dividend income:
Loans receivable and loans held-for-sale	$76,857	47,709	54,421
Securities:
Government-sponsored enterprise obligations	5,496	5,851	1,817
Mortgage-backed securities	138,210	151,850	175,643
Equity securities available-for-sale	1,776	1,523	918
Municipal bonds and other debt	1,369	1,633	2,373
Interest-bearing deposits	489	866	1,385
Federal Home Loan Bank stock	2,327	1,142	4,681

Total interest and dividend income	226,524	210,574	241,238

Interest expense:
Deposits (note 9)	69,862	65,445	83,806
Secured borrowings	56,817	62,113	74,315

Total interest expense	126,679	127,558	158,121

Net interest income	99,845	83,016	83,117
Provision for loan losses (note 5)	600	600	600

Net interest income after provision for loan losses	99,245	82,416	82,517

Other (loss) income:
Fees and service charges	2,642	2,319	2,170
Increase and death benefits on bank owned life insurance contract (note 2)	3,977	1,002	3,885
Gain on sales of mortgage loans, net	406	814	1,087
(Loss) gain on securities transactions, net (notes 3 and 4)	(9,494)	2,824	—
Loss on securities due to other-than-temporary decline in fair value (note 4)	—	(3,094)	—
Gain (loss) on sale of other real estate owned, net	38	25	(4)

Total other (loss) income	(2,431)	3,890	7,138

Operating expenses:
Compensation and fringe benefits (note 12)	35,695	31,578	28,896
Advertising and promotional expense	2,636	1,914	1,497
Office occupancy and equipment expense (notes 8 and 13)	10,340	9,517	7,994
Federal insurance premiums	470	490	485
Stationery, printing, supplies and telephone	1,711	1,734	1,742
Legal, audit, accounting, and supervisory examination fees	1,456	997	628
Data processing service fees	3,340	3,491	3,126
Amortization of premium on deposit acquisition	1,102	1,946	1,946
Loss on early extinguishment of debt (note 10)	43,616	—	—
Other operating expenses	2,936	3,136	2,839

Total operating expenses	103,302	54,803	49,153

(Loss) income before income tax (benefit) expense	(6,488)	31,503	40,502
Income tax (benefit) expense (note 11)	(3,346)	11,666	12,232

Net (loss) income	$(3,142)	19,837	28,270

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholder’s Equity
Years ended June 30, 2005, 2004 and 2003

				Accumulated other
				comprehensive loss
		Additional		Minimum	Unrealized	Total
	Common	paid-in	Retained	pension	losses on	stockholder’s
	stock	capital	earnings	liability	securities	equity
	(In thousands)
Balance at June 30, 2002	$—	25	366,254	(441)	(617)	365,221

Comprehensive income:
Net income	—	—	28,270	—	—	28,270
Change in minimum pension liability, net of tax benefit of $273	—	—	—	(409)	—	(409)
Unrealized loss on securities available-for-sale, net of tax benefit of $320	—	—	—	—	(545)	(545)

Total comprehensive income						27,316

Balance at June 30, 2003	—	25	394,524	(850)	(1,162)	392,537

Comprehensive income:
Net income	—	—	19,837	—	—	19,837
Change in minimum pension liability, net of tax expense of $64	—	—	—	95	—	95
Unrealized loss on securities available-for-sale, net of tax benefit of $7,163	—	—	—	—	(12,726)	(12,726)
Reclassification adjustment for losses included in net income, net of tax of $551	—	—	—	—	1,920	1,920

Total comprehensive income						9,126

Balance at June 30, 2004	—	25	414,361	(755)	(11,968)	401,663

Comprehensive income:
Net loss	—	—	(3,142)	—	—	(3,142)
Change in minimum pension liability, net of tax benefit of $234	—	—	—	(346)	—	(346)
Unrealized gain on securities available-for-sale, net of tax expense of $2,307	—	—	—	—	3,212	3,212
Reclassification adjustment for losses included in net income, net of tax of $3,656	—	—	—	—	6,440	6,440

Total comprehensive income						6,164

Balance at June 30, 2005	$—	25	411,219	(1,101)	(2,316)	407,827

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended June 30, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,142)	19,837	28,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	5,542	22,690	34,098
Amortization of premium on deposit acquisition	1,102	1,946	1,946
Provision for loan losses	600	600	600
Depreciation and amortization of office properties and equipment	2,807	2,304	2,516
Loss (gain) on securities transactions, net	9,494	(2,824)	—
Loss on securities due to other-than-temporary decline in fair value	—	3,094	—
Loss on early extinguishment of debt	43,616	—	—
Mortgage loans originated for sale	(53,548)	(51,021)	(83,784)
Proceeds from mortgage loan sales	51,970	61,398	76,482
Gain on sales of mortgage loans, net	(406)	(814)	(1,087)
Proceeds from sales of other real estate owned	315	135	1,668
Net (gain) loss on sales of other real estate owned	(38)	(25)	4
Death benefits on bank owned life insurance contract	(2,800)	—	(6,210)
(Increase) decrease in bank owned life insurance contract	(1,177)	(1,002)	2,325
Decrease in accrued interest and dividends receivable	4,398	2,394	1,883
Deferred tax benefit	(69)	(1,979)	(5,101)
Decrease (increase) in other assets	570	350	(840)
(Decrease) increase in other liabilities	(18,201)	1,168	(1,265)

Total adjustments	44,175	38,414	23,235

Net cash provided by operating activities	41,033	58,251	51,505

Cash flows from investing activities:
Net (increase) decrease in loans receivable	(888,746)	(328,185)	212,280
Purchases of mortgage-backed securities held-to-maturity	(261,064)	(863,170)	(3,075,015)
Purchases of mortgage-backed securities available-for-sale	(62,175)	(1,436,645)	(226,812)
Purchases of equity securities available-for-sale	—	—	(35,000)
Proceeds from sale of equity securities available-for-sale	20,729	—	—
Proceeds from calls/maturities on debt securities held-to-maturity	25,351	27,218	40,316
Purchases of debt securities held-to-maturity	(23,000)	(25,000)	(164,351)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	689,885	2,035,506	3,143,228
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	242,890	267,196	74,340
Proceeds from sales of mortgage-backed securities held-to-maturity	46,942	135,688	—
Proceeds from sales of mortgage-backed securities available-for-sale	550,071	30,390	—
Proceeds from redemptions of Federal Home Loan Bank stock	82,376	17,001	25,001
Purchases of Federal Home Loan Bank stock	(61,074)	(11,749)	(10,750)
Purchases of office properties and equipment	(5,403)	(6,406)	(5,843)
Purchase of bank owned life insurance contract	—	—	(40,000)
Proceeds from death benefits on bank owned life insurance contract	3,291	—	6,806

Net cash provided by (used in) investing activities	360,073	(158,156)	(55,800)

Cash flows from financing activities:
Net (decrease) increase in deposits	(26,515)	94,109	338,406
Net decrease in funds borrowed under short-term repurchase agreements	—	(140)	(182,379)
Proceeds from funds borrowed under other repurchase agreements	605,000	115,000	356,000
Repayments of funds borrowed under other repurchase agreements	(1,027,616)	(255,000)	(400,000)
Proceeds from (repayments of) Federal Home Loan Bank advances	87,971	(29)	(28)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	3,730	1,773	(1,542)

Net cash (used in) provided by financing activities	(357,430)	(44,287)	110,457

Net increase (decrease) in cash and cash equivalents	43,676	(144,192)	106,162
Cash and cash equivalents at beginning of year	37,653	181,845	75,683

Cash and cash equivalents at end of year	$81,329	37,653	181,845

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$123	154	1,580
Cash paid during the year for:
Interest	127,307	127,423	159,630
Income taxes	16,388	12,993	20,947
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiary (collectively, the Bancorp) conform to accounting principles generally accepted in the United States of America, or GAAP, and are used in preparing and presenting these consolidated financial statements:
(a)	Basis of Presentation

The consolidated financial statements are composed of the accounts of the Bancorp and its wholly owned subsidiary, Investors Savings Bank (Bank) and its wholly owned significant subsidiaries, ISB Mortgage Company LLC and ISB Asset Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

In January 1997, the Bank completed a Plan of Mutual Holding Company Reorganization, utilizing the multi-tier mutual holding company structure. In a series of steps, the Bank formed a Delaware-chartered stock corporation (Investors Bancorp, Inc.) which owns 100% of the common stock of the Bank and formed a New Jersey-chartered mutual holding company (Investors Bancorp, MHC) which initially owns all of the common stock of the Bancorp. See note 17 regarding a Stock Issuance Plan which is expected to be completed in October 2005.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties.

(b)	Business

The Bank provides banking services to customers primarily through branch offices in New Jersey. The Bank is subject to competition from other financial institutions and is subject to the regulations of certain federal and state regulatory authorities and undergoes periodic examinations by those regulatory authorities.

(c)	Cash Equivalents

Cash equivalents consist of cash on hand, due from banks and interest-bearing deposits in other financial institutions.

(d)	Securities

Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase.

If management has the positive intent and the Bancorp has the ability to hold debt and mortgage-backed securities until maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are debt and mortgage-backed securities for which the

F-7	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
Bancorp does not have the positive intent to hold to maturity, and all marketable equity securities. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholder’s equity. Realized gains and losses are recognized when securities are sold using the specific identification method.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment loss is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Bancorp considers, among other things, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the issuer and whether the Bancorp has the ability and intent to hold the investment until a market price recovery.

Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments.

(e)	Loans Receivable, Net

Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on purchased loans and net loan origination fees and costs are deferred and amortized to interest income over the life of the loan as an adjustment to yield. Loans held-for-sale are recorded at lower of cost or fair value in the aggregate.

The allowance for loan losses is increased by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, the Bancorp’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bancorp’s allowance for loan losses. Such agencies may require the Bancorp to recognize additions to the allowance based upon their judgments and information available to them at the time of their examinations.

A loan is considered past due when a payment has not been received in accordance with the contractual terms. Loans in which interest is more than 90 days past due, including impaired loans, and other loans in the process of foreclosure are placed on nonaccrual status. Interest income previously accrued on these loans, but not yet received, is credited to income in the period of recovery. A loan is returned to accrual status when all amounts due have been received and the remaining principal is deemed collectible. Mortgage loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt.

F-8	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
The Bancorp defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Bancorp has defined the population of impaired loans to be all nonaccrual loans greater than $300,000. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio.

(f)	Office Properties and Equipment, Net

Land is carried at cost. Office buildings, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Office buildings and furniture, fixtures and equipment are depreciated using an accelerated basis over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or the lives of the assets, whichever is shorter.

(g)	Other Real Estate Owned

Other real estate owned consists of properties acquired in settlement of loans. Such assets are carried at the lower of cost or fair value, less estimated cost to sell, based on independent appraisals.

(h)	Bank Owned Life Insurance Contract

The Bancorp has purchased a bank owned life insurance contract in consideration of its obligation for certain employee benefit costs. The Bancorp’s investment in such insurance contract has been reported in the consolidated balance sheets at its cash surrender value. Changes in the cash surrender value and death benefit proceeds received in excess of the related cash surrender value are recorded as other income. As described in note 2, the portion of the insurance contract value consisting of deferred acquisition costs and claims stabilization reserve has not been recognized as an asset.

(i)	Intangible Asset

Deposit acquisition premiums were amortized on a straight-line basis over ten years. There are no unamortized premiums remaining at June 30, 2005.

(j)	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB), is required to hold shares of capital stock of the FHLB based on a specified formula. The stock is carried at cost, less any impairment.

(k)	Borrowed Funds

The Bank enters into sales of securities under agreements to repurchase with selected brokers and the FHLB. The securities underlying the agreements are delivered to the counterparty who agrees to resell to the Bank the identical securities at the maturity or call of the agreement. These agreements are recorded as financing transactions, as the Bank maintains effective control over the transferred securities, and no gain or loss is recognized. The dollar amount of the securities underlying the

F-9	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
agreements continues to be carried in the Bank’s securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated balance sheets.

The Bank also obtains advances from the FHLB, which are secured primarily by stock in the FHLB, and mortgage loans and mortgage-backed securities under a blanket collateral pledge agreement.

(l)	Income Taxes

The Bancorp uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

(m)	Employee Benefits

The Bancorp has a defined benefit pension plan which covers all employees who satisfy the eligibility requirements. The Bancorp participates in a multiemployer plan. Costs of the pension plan are based on the contribution required to be made to the program.

The Bancorp has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to all employees of the Bancorp if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Bancorp also has a nonqualified, defined benefit plan which provides benefits to its directors. The SERP and the director’s plan are unfunded and the costs of the plans are recognized over the period that services are provided.

The Bancorp provides (i) health care benefits to retired employees hired prior to April 1, 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retirees. Accordingly, the Bancorp accrues the cost of retiree health care and other benefits during the employee’s period of active service.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Bancorp is in the process of determining if its plan qualifies for the subsidy under the Act. Amounts reported for the accumulated post-retirement benefit obligation and net periodic cost do not reflect any amounts associated with the potential subsidy.
(2)	Bank Owned Life Insurance Contract

In fiscal 2002, the Bancorp purchased a bank owned life insurance contract at a cost of $40,000,000. Certain components of the insurance contract value, referred to as deferred acquisition costs (DAC) and claims stabilization reserve (CSR), were not guaranteed by the insurance carrier. In fiscal 2003, the

F-10	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
Bancorp made an additional purchase of bank owned life insurance at a cost of $40,000,000, and charged $1,720,000 to other income pertaining to the DAC for the new purchase; charged $605,000 to other income for the net decrease in the cash surrender value; and credited $6,210,000 to other income for insurance proceeds received for death benefits during the year. In fiscal 2004, $1,002,000 was credited to other income for the net increase in the cash surrender value. In fiscal 2005, $1,177,000 was credited to other income for the net increase in the cash surrender and $2,800,000 was credited to other income for insurance proceeds received for death benefits during the year. The net increases and decreases in cash surrender values in fiscal 2003, 2004 and 2005 include the effect of transferring amounts from the cash surrender value to the CSR, in accordance with the contract terms, to segregate a portion of the total insurance contract value as CSR for the payment of future death benefit claims.

Effective December 31, 2003, the Bancorp entered into a modification of its insurance contract with the carrier which provides that, upon full and complete surrender of all outstanding certificates under the group policy held by the Bancorp, the carrier’s repayment of the DAC and CSR would be guaranteed if certain conditions are met at the time of surrender. The purpose of the guarantee was to enable the Bancorp to recognize the DAC and CSR as components of the insurance contract value reported as an asset under generally accepted accounting principles. The conditions that must be met at the time of surrender to obtain repayment of the DAC and CSR are as follows: (i) the Bancorp must hold harmless and absolve the carrier from payment of all incurred but not reported claims; (ii) the Bancorp must be a “well capitalized” institution under the regulatory capital rules; (iii) the Bancorp cannot be transacting a nontaxable policy exchange as defined in the Internal Revenue Code; and (iv) the Bancorp cannot have undergone a “change in control” (as defined) within 30 months prior to payment of the CSR. If these conditions have been met, the terms of the guarantee provide that (i) the CSR will be paid in full six months after the surrender date of all outstanding certificates, and (ii) future payments of the DAC will continue to be made in accordance with the terms of the insurance contract (generally based on a predetermined payment schedule over a period of 11 years from the date of original purchase). Management believes that the Bancorp has continuously satisfied the conditions of the guarantee subsequent to the modification date, and it is probable that the conditions will continue to be satisfied for the foreseeable future. Absent a surrender of all outstanding certificates under the group policy, the guaranteed amounts are expected to be realized through the passage of time (in the case of the DAC) or the collection of future death benefit claims (in the case of the CSR).

In December 2004, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued an Interagency Statement on the Purchase and Risk Management of Life Insurance (the Interagency Statement). With respect to accounting considerations, the Interagency Statement provided guidance on accounting for cash surrender values when an institution has purchased multiple permanent insurance policies with each policy having its own surrender charges that will be waived by the carrier if all the policies are surrendered at the same time. The Interagency Statement indicates that, in such cases, the institution should report an asset for bank owned life insurance equal to the cash surrender value less any applicable surrender charges without regard to the waiver, since the waiver is deemed to be a “gain contingency.” However, the Interagency Statement does not specifically address DAC and CSR terms contained in a group policy structure such as that held by the Bancorp.

While the Bancorp believes its guaranteed DAC and CSR will be fully realized, the Interagency Statement does not specifically permit recognition of these amounts as assets and, accordingly, the Bancorp has not recognized the guaranteed DAC and CSR as assets in the accompanying consolidated financial statements

F-11	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
as of and for the years ended June 30, 2005 and 2004. The balances of the guaranteed DAC and CSR were $2,398,000 and $3,087,000, respectively, at June 30, 2005, and $2,740,000 and $3,483,000, respectively, at June 30, 2004. Management intends to hold the Bancorp’s group contract on a long-term basis or otherwise take actions to fully realize these balances, as well as future additions to the CSR, which will result in the recognition of nontaxable income at the time of such realization.

(3)	Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held-to-maturity are as follows:

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Debt securities:
Government-sponsored enterprises	$120,633	47	1,034	119,646
Municipal bonds	18,220	567	75	18,712
Other debt securities	8,000	—	15	7,985

	146,853	614	1,124	146,343

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,072,121	2,366	8,615	1,065,872
Federal National Mortgage Association	612,556	3,347	4,102	611,801
Government National Mortgage Association	16,465	480	13	16,932
Federal housing authorities	3,336	439	—	3,775
Non-agency securities	189,551	217	1,552	188,216

	1,894,029	6,849	14,282	1,886,596

Total securities held-to-maturity	$2,040,882	7,463	15,406	2,032,939

F-12	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003

	June 30, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Debt securities:
Government-sponsored enterprises	$130,986	15	4,363	126,638
Municipal bonds	18,326	596	116	18,806

Total debt securities	149,312	611	4,479	145,444

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,339,589	7,158	20,004	1,326,743
Federal National Mortgage Association	694,302	7,620	8,699	693,223
Government National Mortgage Association	73,769	1,851	—	75,620
Federal housing authorities	1,525	—	—	1,525
Non-agency securities	264,314	661	3,012	261,963

Total mortgage-backed securities	2,373,499	17,290	31,715	2,359,074

Total securities held-to-maturity	$2,522,811	17,901	36,194	2,504,518

During the year ended June 30, 2005, proceeds from sales of securities from the held-to-maturity portfolio were $46,942,000 resulting in gross realized gains of $616,000 and gross realized losses of $14,000. For the year ended June 30, 2004, proceeds from sales of securities from the held-to-maturity portfolio were $135,688,000 resulting in gross realized gains of $2,201,000. There were no sales during fiscal 2003 from the held-to-maturity portfolio. The held-to-maturity securities sold in fiscal 2005 and 2004 represented mortgage-backed securities for which principal payments had been received in an amount greater than 85% of the securities’ original amortized cost. Accordingly, these sales do not call into question the Bancorp’s intent to hold to maturity other securities classified as held-to-maturity.

F-13	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of debt securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of issuer.

	June 30, 2005
	Amortized	Estimated
	cost	fair value
	(In thousands)
Due in one year or less	$—	—
Due after one year through five years	15,000	14,686
Due after five years through ten years	111,636	111,300
Due after ten years	20,217	20,357

Total	$146,853	146,343

A portion of the Bancorp’s securities are pledged to secure borrowings. See note 10 for additional information.

Gross unrealized losses on securities held-to-maturity and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 and 2004, were as follows:

	June 30, 2005
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Debt securities:
Government-sponsored enterprises	$—	—	89,086	1,034	89,086	1,034
Municipal bonds	1,708	32	3,611	43	5,319	75
Other debt securities	5,985	15	—	—	5,985	15

	7,693	47	92,697	1,077	100,390	1,124

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	154,611	1,175	577,331	7,440	731,942	8,615
Federal National Mortgage Association	126,539	588	246,417	3,514	372,956	4,102
Government National Mortgage Association	4,489	13	—	—	4,489	13
Non-agency securities	29,633	209	114,786	1,343	144,419	1,552

	315,272	1,985	938,534	12,297	1,253,806	14,282

Total	$322,965	2,032	1,031,231	13,374	1,354,196	15,406

F-14	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003

	June 30, 2004
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Debt securities:
Government-sponsored enterprises	$62,875	1,157	61,914	3,206	124,789	4,363
Municipal bonds	—	—	3,583	116	3,583	116

	62,875	1,157	65,497	3,322	128,372	4,479

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	777,567	17,183	100,092	2,821	877,659	20,004
Federal National Mortgage Association	370,599	7,851	21,818	848	392,417	8,699
Non-agency securities	118,811	1,670	81,876	1,342	200,687	3,012

	1,266,977	26,704	203,786	5,011	1,470,763	31,715

Total	$1,329,852	27,861	269,283	8,333	1,599,135	36,194

The unrealized losses on investments in debt securities were attributable to interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Since the Bancorp has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.

The unrealized losses on investments in mortgage-backed securities were attributable to interest rate increases. The contractual cash flows of most of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set in the investment policy of the Bancorp. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bancorp has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.

F-15	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(4)	Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale are as follows:

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Equity securities	$35,000	—	175	34,825

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	156,162	136	1,192	155,106
Federal National Mortgage Association	262,644	763	1,071	262,336
Non-agency securities	223,861	221	2,398	221,684

	642,667	1,120	4,661	639,126

Total securities available-for-sale	$677,667	1,120	4,836	673,951

	June 30, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Equity securities	$56,875	56	—	56,931

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	422,859	—	5,957	416,902
Federal National Mortgage Association	699,542	1,131	10,987	689,686
Non-agency securities	261,129	163	3,738	257,554

	1,383,530	1,294	20,682	1,364,142

Total securities available-for-sale	$1,440,405	1,350	20,682	1,421,073

During the year ended June 30, 2005, proceeds from sales of securities from the available-for-sale portfolio were $570,800,000 resulting in gross realized gains of $409,000 and gross realized losses of $10,505,000.

F-16	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
During the year ended June 30, 2004, proceeds from sales of securities from the available-for-sale portfolio were $30,390,000 resulting in gross realized gains of $623,000. There were no sales from the securities available-for-sale portfolio during the year ended June 30, 2003.

At June 30, 2004, the Bancorp deemed the decline in market value below carrying value of investments in certain FHLMC preferred stocks to be other-than-temporary. The Bancorp believes the decline in fair value of the investment was due, in part, to changes in interest rates, as well as market concerns regarding the uncertainties pertaining to the issuer’s financial stability. During the year ended June 30, 2004, the Bancorp recorded an impairment loss of $3,094,000 and reduced the cost basis of the investment to fair value. In fiscal 2005, the Bancorp sold these FHLMC preferred stocks and recorded a loss on sale of $1,145,000.

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments.

A portion of the Bancorp’s securities are pledged to secure borrowings. See note 10 for additional information.

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 and 2004, were as follows:

	June 30, 2005
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Equity securities	$34,825	175	—	—	34,825	175
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	134,014	1,192	134,014	1,192
Federal National Mortgage Association	57,283	300	92,842	771	150,125	1,071
Non-agency securities	27,825	229	134,557	2,169	162,382	2,398

	85,108	529	361,413	4,132	446,521	4,661

Total	$119,933	704	361,413	4,132	481,346	4,836

F-17	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003

	June 30, 2004
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$416,902	5,957	—	—	416,902	5,957
Federal National Mortgage Association	561,930	9,419	60,776	1,568	622,706	10,987
Non-agency securities	225,391	3,135	19,325	603	244,716	3,738

Total	$1,204,223	18,511	80,101	2,171	1,284,324	20,682

The unrealized losses on equity securities are not deemed an other-than-temporary impairment based on the extent and duration of the declines in value below cost. The unrealized losses on investments in mortgage-backed securities were attributed to interest rate increases. The contractual cash flows of most of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set in the investment policy of the Bancorp. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bancorp has the ability and intent to hold these investments until a market price recovery (which may occur at or near maturity), these investments are not considered other-than-temporarily impaired.

(5)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	June 30,
	2005	2004
	(In thousands)
Residential mortgage loans:
One- to four-family	$1,850,806	987,958
FHA	30,273	43,923
Multi-family and commercial	17,181	6,147
Construction loans	6,465	845
Consumer and other loans	81,641	67,832

Total loans	1,986,366	1,106,705

Premiums on purchased loans	14,113	5,274
Deferred loan fees, net	(881)	(905)
Allowance for loan losses	(5,694)	(5,193)

	$1,993,904	1,105,881

F-18	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
A substantial portion of the Bancorp’s loans are secured by real estate located in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Bancorp’s loan portfolio is susceptible to changes in market conditions in this area. See note 7 for further discussion of concentration of credit risk.

An analysis of the allowance for loan losses is as follows:

	Year ended June 30,
	2005	2004	2003
	(In thousands)
Balance at beginning of year	$5,193	4,750	4,320

Loans charged off	(125)	(306)	(448)
Recoveries	26	149	278

Net charge-offs	(99)	(157)	(170)
Provision for loan losses	600	600	600

Balance at end of year	$5,694	5,193	4,750

A comparative summary of loans receivable contractually in arrears for three months or more is as follows:

	No. of loans	Amount
		(In thousands)
June 30, 2005	64	$7,865
June 30, 2004	85	9,066
June 30, 2003	98	10,697
The total amount of interest income received on nonaccrual loans outstanding and the additional interest income on nonaccrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms were immaterial for each year presented. The Bancorp is not committed to lend additional funds to borrowers on nonaccrual status.

At June 30, 2005 and 2004, impaired loans were primarily collateral dependent and totaled $740,000 and $749,000, for which allocations to the allowance for loan losses of $175,000 and $350,000, were identified, respectively. Interest income received and recognized on these loans was immaterial for each year presented. The average balance of impaired loans was $478,000, $962,000 and $844,000 during the years ended on June 30, 2005, 2004 and 2003, respectively.

F-19	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(6)	Accrued Interest and Dividends Receivable

Accrued interest and dividends receivable are summarized as follows:

	June 30,
	2005	2004
	(In thousands)
Securities	$11,071	18,769
Loans receivable	7,192	3,892

	$18,263	22,661

(7)	Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Bancorp is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets.

At June 30, 2005 and 2004, outstanding commitments to purchase and originate loans for portfolio totaled approximately $231,000,000 and $250,000,000, respectively. Additionally, undisbursed home equity credit lines totaled $66,237,000 and $61,246,000 at June 30, 2005 and 2004, respectively.

The Bancorp uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bancorp upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but primarily includes residential properties.

The Bancorp grants residential and commercial real estate loans to borrowers throughout New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Bancorp’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Bancorp’s control; the Bancorp is, therefore, subject to risk of loss. The Bancorp believes its lending policies and procedures adequately minimize the potential exposure to such risks, and adequate provisions for loan losses are provided for all probable and estimable losses. Collateral and/or government or private guarantees are required for virtually all loans.

In connection with its mortgage banking activities, the Bancorp had certain freestanding derivative instruments at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Bancorp had commitments of $4,712,000 and $16,297,000, respectively, to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under SFAS

F-20	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
No. 133, Accounting for Derivative Instruments and Hedging Activities. The Bancorp also had commitments of $3,412,000 and $1,428,000 to sell loans classified as held-for-sale at June 30, 2005 and 2004, respectively. The fair values of these derivative instruments are immaterial.

(8)	Office Properties and Equipment, Net

Office properties and equipment are summarized as follows:

	June 30,
	2005	2004
	(In thousands)
Land	$5,458	3,981
Office buildings	11,266	8,973
Leasehold improvements	13,489	13,571
Furniture, fixtures and equipment	16,284	12,665
Construction in process	464	2,437

	46,961	41,627
Less accumulated depreciation and amortization	17,417	14,679

	$29,544	26,948

Depreciation and amortization expense for the years ended June 30, 2005, 2004 and 2003 was $2,807,000, $2,304,000 and $2,516,000, respectively.

During 2004, the Bancorp consolidated its corporate operations into one location in Short Hills, New Jersey. Due to this consolidation, a leased office building was closed by the Bancorp. At June 30, 2004, the Bancorp recorded a charge of $1,040,000 for the leasehold improvements and obligations under the lease. The Bancorp ceased use of the building on June 1, 2004. At June 30, 2005, the Bancorp has a remaining accrued liability of $293,000 for its obligations in terminating this lease.

F-21	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(9)	Deposits

Deposits are summarized as follows:

	June 30,
	2005			2004
	Weighted			Weighted
	average			average
	rate	Amount	%	rate	Amount	%
	(Dollars in thousands)
Savings	0.83%	$271,071	8.36%	0.84%	$289,682	8.87%
NOW and Super NOW accounts	1.30	277,317	8.56	0.96	232,900	7.13
Money market deposits	1.32	318,432	9.83	1.34	410,855	12.58

Total transaction accounts	1.16	866,820	26.75	1.10	933,437	28.58
Certificates of deposit	2.87	2,373,600	73.25	2.29	2,333,498	71.42

	2.42%	$3,240,420	100.00%	1.95%	$3,266,935	100.00%

A summary of certificates of deposit by maturity follows:

June 30, 2005
(In thousands)
Within one year	$1,598,180
One to two years	386,354
Two to three years	95,864
Three to four years	158,051

After four years	135,151

$2,373,600

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $442,456,000 and $373,815,000 as of June 30, 2005 and 2004, respectively.

Interest expense on deposits consists of the following:

	Year ended June 30,
	2005	2004	2003
	(In thousands)
Savings	$2,349	2,576	3,896
NOW and Super NOW accounts	2,533	2,087	2,515
Money market deposits	5,075	5,231	5,739
Certificates of deposit	59,905	55,551	71,656

	$69,862	65,445	83,806

F-22	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(10)	Borrowed Funds

Borrowed funds are summarized as follows:

	June 30,
	2005		2004
		Weighted		Weighted
		average		average
	Principal	rate	Principal	rate
	(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$1,125,000	3.58%	$1,604,000	3.80%
Other brokers	100,000	2.96	—	—

Total funds borrowed under repurchase agreements	1,225,000	3.53	1,604,000	3.80
FHLB advances	88,769	3.49	798	1.98

Total borrowed funds	$1,313,769	3.53	$1,604,798	3.80

Borrowed funds had scheduled maturities as follows:

	June 30,
	2005		2004
		Weighted		Weighted
		average		average
	Principal	rate	Principal	rate
	(Dollars in thousands)
Within one year	$893,000	3.40%	536,000	2.58%
One to two years	275,000	3.94	405,000	3.22
Two to three years	80,107	3.62	120,000	3.35
Three to four years	65,000	3.52	30,798	3.01
Four to five years	—	—	65,000	2.79
After five years	662	1.25	448,000	6.08

Total borrowed funds	$1,313,769	3.53	1,604,798	3.80

Mortgage-backed securities have been sold, subject to repurchase agreements, to the FHLB and various brokers. Mortgage-backed securities sold, subject to repurchase agreements, are held by the FHLB for the benefit of the Bancorp. Repurchase agreements require repurchase of the identical securities. Whole mortgage loans have been pledged to the FHLB as collateral for advances, but are held by the Bancorp.

F-23	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	June 30,
	2005	2004
	(In thousands)
Amortized cost of collateral:
Government-sponsored enterprises	$69,000	104,152
Mortgage-backed securities	970,746	985,852

Total amortized cost of collateral	$1,039,746	1,090,004

Fair value of collateral:
Government-sponsored enterprises	$68,288	99,967
Mortgage-backed securities	965,802	980,538

Total fair value of collateral	$1,034,090	1,080,505

In addition to the above securities, the Bancorp has also pledged mortgage loans as collateral for these borrowings.

During the years ended June 30, 2005 and 2004, the maximum month-end balance of the repurchase agreements was $1,673,000,000 and $1,859,000,000, respectively. The average amount of repurchase agreements outstanding during the years ended June 30, 2005 and 2004 was $1,475,269,000 and $1,729,818,000, respectively, and the average interest rate was 3.80% and 3.59%, respectively.

During the year ended June 30, 2005, the Bancorp prepaid $448,000,000 in borrowings from the FHLB under repurchase agreements and incurred a loss of $43,616,000 on early extinguishment of debt.

F-24	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(11)	Income Taxes

The components of income tax (benefit) expense are as follows:

	Year ended June 30,
	2005	2004	2003
	(In thousands)
Current tax (benefit) expense:
Federal	$(4,179)	12,791	15,818
State	902	854	1,515

	(3,277)	13,645	17,333

Deferred tax (benefit) expense:
Federal	(25)	(1,580)	(3,388)
State	(44)	(399)	(1,713)

	(69)	(1,979)	(5,101)

Total income tax (benefit) expense	$(3,346)	11,666	12,232

The following table presents a reconciliation between the actual income tax (benefit) expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35% as follows:

	Year ended June 30,
	2005	2004	2003
	(In thousands)
“Expected” federal income tax (benefit) expense	$(2,271)	11,026	14,176
State tax, net	558	295	(129)
Bank owned life insurance	(1,392)	(351)	(1,360)
Change in valuation allowance for deferred tax assets	401	1,083	—
Dividend received deduction	(435)	(343)	(178)
Other	(207)	(44)	(277)

Actual income tax (benefit) expense	$(3,346)	11,666	12,232

F-25	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
The temporary differences which comprise the deferred tax assets and liabilities are as follows:

	June 30,
	2005	2004
	(In thousands)
Deferred tax assets:
Employee benefits	$6,623	5,894
Minimum pension liability	734	503
Deferred compensation	1,198	1,089
State net operating loss carryforwards	8,604	2,816
Allowance for delinquent interest	311	377
Intangible assets	2,353	2,499
Allowance for loan losses	1,784	1,454
Net unrealized loss on securities available-for-sale	1,404	7,364
New Jersey alternative minimum assessment	3,249	2,347
Capital losses on equity securities	1,732	1,238
Other	524	671
Valuation allowance	(13,585)	(6,401)

	14,931	19,851

Deferred tax liabilities:
Discount accretion	558	743
Premises and equipment, differences in depreciation	663	320
Undistributed income of real estate investment trust subsidiary	582	—

	1,803	1,063

Net deferred tax asset	$13,128	18,788

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2005 and 2004, the Bancorp also has state net operating loss carryforwards of approximately $96,000,000 and $31,000,000, respectively. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Bancorp will realize the deferred tax assets, net of the existing valuation allowances. The increases in the total valuation allowance during the years ended June 30, 2005, 2004 and 2003 were $7,184,000, $3,594,000 and $2,807,000, respectively. These amounts relate to state net operating loss carryfowards and minimum assessments, as well as capital losses on equity securities, for which tax benefits are not more likely than not to be realized.

Retained earnings at June 30, 2005 included approximately $36,528,000 for which deferred income taxes of approximately $14,900,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Under Statement of Financial Accounting Standards No. 109, this amount is treated as a permanent difference and deferred taxes are not

F-26	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

(12)	Benefit Plans

SERP and Directors’ Plan

The following table sets forth the change in projected benefit obligation and the funded status for the SERP and the directors’ defined benefit plan:

	SERP and directors’ plan
	June 30,
	2005	2004
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,082	10,981
Service cost	729	427
Interest cost	751	687
Actuarial loss	1,564	761
Benefits paid	(775)	(774)

Benefit obligation at end of year	$14,351	12,082

Funded status	$(14,351)	(12,082)
Unrecognized prior service cost	220	308
Unrecognized net actuarial loss	4,074	2,711

Net amount recognized in the consolidated balance sheets	$(10,057)	(9,063)

Amounts recognized in the consolidated balance sheets:
Accrued pension cost	$(12,148)	(10,690)
Intangible asset for prior service cost	255	369
Pre-tax charge to accumluated other comprehensive loss for additional minimum pension liability	1,836	1,258

Net amount recognized	$(10,057)	(9,063)

The discount rate used in computing the actuarial present value of the projected benefit obligation was 5.25% (2005) and 6.25% (2004). The weighted average rate of increase in future compensation levels used was 7.2% (2005) and 6.6% (2004).

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $12,148,000 and $10,690,000 at June 30, 2005 and 2004, respectively.

F-27	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
The components of net periodic benefit expense are as follows:

	SERP and directors’ plan
	Years ended June 30,
	2005	2004	2003
	(In thousands)
Service cost	$729	427	404
Interest cost	751	687	656
Amortization of:
Prior service cost	89	70	168
Net loss	199	203	133

Total net periodic benefit expense	$1,768	1,387	1,361

     The following weighted average assumptions, determined as of June 30, 2005, 2004 and 2003 measurement dates, were used to develop net periodic benefit cost for the SERP and directors’ plan:

	2005	2004	2003
Discount rate	6.3%	6.0%	7.0%
Rate of increase in future compensation levels	6.6	4.1	4.0
The benefits expected to be paid under the SERP and directors’ plan in fiscal years 2006-2010 are $864,000, $848,000, $886,000, $862,000, and $929,000, respectively. The aggregate benefits expected to be paid in the five years from 2011-2015 are $4,685,000. The expected benefits are based on the same assumptions used to measure the Bancorp’s benefit obligation at June 30, 2005 and include estimated future employee service.

Defined Benefit Pension Plan

The Bancorp also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Bancorp’s required contribution and pension cost was $2,610,000, $1,785,000 and $1,016,000 in 2005, 2004 and 2003, respectively. The accrued pension liability was $829,000 and $589,000 at June 30, 2005 and 2004, respectively.

Other Postretirement Benefits

The Bancorp provides certain health care and life insurance benefits to eligible retired employees. The Bancorp elected to amortize the transition obligation of $4,016,000 related to postretirement benefits other than pensions as of July 1, 1995 over the maximum of 20 years.

F-28	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
The following table sets forth the change in benefit obligations and the funded status for the postretirement benefits plan:

	June 30,
	2005	2004
	(In thousands)
Accumulated postretirement benefit obligation:
Retirees	$(3,742)	(3,459)
Active employees	(8,063)	(5,817)

Total	(11,805)	(9,276)
Unrecognized net loss	4,290	2,384
Unrecognized transition obligation	2,009	2,209

Accrued postretirement benefit obligation	$(5,506)	(4,683)

The components of net periodic postretirement benefit expense are as follows:

	Years ended June 30,
	2005	2004	2003
	(In thousands)
Service cost	$217	175	177
Interest cost	572	440	468
Amortization of:
Net loss	86	12	1
Transition obligation	201	201	200

Net periodic postretirement benefit expense	$1,076	828	846

Benefit payments of approximately $253,000, $234,000 and $232,000 were made in the years ended June 30, 2005, 2004 and 2003, respectively. The plan is unfunded and the Bancorp funds benefits on a current basis.

For measurement purposes, the cost of medical benefits was projected to increase at a rate of 9% in 2005, thereafter decreasing 1% per year through 2007 and decreasing 0.5% per year until a stable 5% medical inflation rate is reached. The present value of the accumulated benefit obligation assumed a 5.25%, 6.25%, and 6.00% discount rate compounded annually for 2005, 2004 and 2003, respectively.

The benefits expected to be paid under the postretirement health benefits plan in fiscal years 2006-2010 are $257,000, $287,000, $301,000, $325,000, and $353,000, respectively. The aggregate benefits expected to be paid in the five years from 2011-2015 are $2,102,000. The expected benefits are based on the same assumptions used to measure the Bancorp’s benefit obligation at June 30, 2005 and include estimated future employee service.

F-29	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(13)	Commitments and Contingencies

The Bancorp is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Bancorp’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Bancorp’s financial condition, results of operations or liquidity.

At June 30, 2005, the Bancorp was obligated under noncancelable operating leases for premises. Rental expense under these leases aggregated approximately $3,700,000, $2,775,000 and $1,920,000 for the fiscal years 2005, 2004 and 2003, respectively. The projected minimum rental commitments are as follows:

Amount
(In thousands)
Year ending June 30,
2006	$3,549
2007	3,535
2008	3,387
2009	3,142
2010	3,044
Thereafter	26,394

$43,051

(14)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Bancorp disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Bancorp’s financial instruments.

Cash and Cash Equivalents

For cash and due from banks, the carrying amount approximates fair value.

Securities

The fair values of securities are estimated based on market values provided by an independent pricing service, where prices are available. If a quoted market price was not available, the fair value was estimated using quoted market values of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

FHLB Stock

The fair value of FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to hold a minimum investment based upon the unpaid principal of home mortgage loans and/or FHLB advances outstanding.

F-30	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

Fair value of performing loans was estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics, if applicable.

Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

Fair values of loans held-for-sale were estimated based on secondary market prices for loans with similar terms. For commitments to sell loans, fair value also considers the difference between current levels of interest rates and the committed rates.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For commitments to originate fixed rate loans, fair value also considers the difference between current levels of interest rates and the committed rates.

F-31	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
The carrying amounts and estimated fair values of the Bancorp’s financial instruments are presented in the following table. The table does not include off-balance-sheet commitments since the fair values approximate the carrying amounts which are not significant.

	June 30,
	2005		2004
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$81,329	81,329	37,653	37,653
Securities available-for-sale	673,951	673,951	1,421,073	1,421,073
Securities held-to-maturity	2,040,882	2,032,939	2,522,811	2,504,518
Stock in FHLB	60,688	60,688	81,990	81,990
Loans	1,997,316	1,986,715	1,107,309	1,091,467

Financial liabilities:
Deposits	3,240,420	3,233,958	3,266,935	3,263,048
Borrowed funds	1,313,769	1,311,994	1,604,798	1,655,649
Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bancorp’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bancorp’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets, premises and equipment and bank owned life insurance. Liabilities for pension and other postretirement benefits are not considered financial liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(15)	Regulatory Capital

The Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp and the Bank must meet specific

F-32	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005 and 2004, that the Bancorp and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bancorp’s actual and minimum required capital amounts and ratios are shown below on a consolidated basis, which are substantially the same as the amounts and ratios for the Bank.

			Minimum requirements
					To be well capitalized
					under prompt corrective
	Actual		For capital adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2005:
Total capital (to risk-weighted assets)	$415,477	21.5%	$154,767	8.0%	$193,459	10.0%
Tier I capital (to risk-weighted assets)	409,783	21.2	77,383	4.0	116,075	6.0
Tier I capital (to average assets)	409,783	8.3	197,983	4.0	247,479	5.0

As of June 30, 2004:
Total capital (to risk-weighted assets)	$418,249	26.6%	$125,931	8.0%	$157,413	10.0%
Tier I capital (to risk-weighted assets)	413,056	26.2	62,965	4.0	94,448	6.0
Tier I capital (to average assets)	413,056	7.7	214,843	4.0	268,554	5.0

F-33	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
(16)	Parent Company Only Financial Statements

The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly owned subsidiary, Investors Savings Bank, using the equity method of accounting.
Balance Sheets

	June 30,
	2005	2004
	(In thousands)
Assets:
Cash and due from bank	$25	25
Investment in subsidiary	407,802	401,638

Total assets	$407,827	401,663

Liabilities and stockholder’s equity:
Total liabilities	$—	—
Total stockholder’s equity	407,827	401,663

Total liabilities and stockholder’s equity	$407,827	401,663

Statements of Operations

	Year ended June 30,
	2005	2004	2003
	(In thousands)
Income before undistributed earnings of subsidiary	$—	—	—
Equity in (loss) undistributed earnings of subsidiary	(3,142)	19,837	28,270

Net (loss) income	$(3,142)	19,837	28,270

F-34	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
Statements of Cash Flows

	Year ended June 30,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(3,142)	19,837	28,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in loss (undistributed earnings) of subsidiary	3,142	(19,837)	(28,270)

Net cash provided by operating activities	—	—	—

Cash flows from investing activities	—	—	—
Cash flows from financing activites	—	—	—

Net change in cash and due from bank	—	—	—
Cash and due from bank at beginning of year	25	25	25

Cash and due from bank at end of year	$25	25	25

(17)	Stock Offering

On February 15, 2005, the boards of directors of the Bancorp and the Bank adopted a plan of stock issuance pursuant to which the Bancorp will sell common stock representing a minority ownership of the estimated pro forma market value of the Bancorp which will be determined by an independent appraisal, to eligible depositors of the Bank and the Bancorp’s qualified employee benefit plans in a stock subscription offering and, if necessary, to the general public in a community and/or syndicated community offering. The majority of the common stock will be owned by Investors Bancorp, MHC (a mutual holding company). The Plan was approved by the appropriate regulatory agencies and the offering commenced in August 2005. Management expects that the offering will be completed in October 2005.

(18)	Recent Accounting Pronouncements

The guidance in Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of the Issue was delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, posted on September 30, 2004. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003. On June 29, 2005, the FASB decided not to provide additional guidance on this issue, but directed its staff to issue proposed FSP EITF 03-1a Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will replace guidance set forth in paragraphs 10-18 of Issue 03-01 with references to existing literature such as SFAS No. 115, Accounting for Certain

F-35	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
Investments in Debt and Equity Securities. The final FSP will be effective for periods beginning after September 15, 2005. The Bancorp does not expect the adoption of FSP EITF 03-1a will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Bancorp does not expect the adoption of SFAS No. 153 will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. The Bancorp does not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on its financial condition or result of operations.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits “carry over” or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Bancorp adopted SOP No. 03-3 as of July 1, 2005. SOP No. 03-3 is not expected to have a material impact on the Bancorp’s consolidated financial statements.

F-36	(Continued)

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years ended June 30, 2005, 2004 and 2003
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles or error corrections, unless it is impractical to determine the period-specific effects or when a pronouncement includes specific transition provisions. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

F-37

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.
Date: November 3, 2005	By:	/s/ Robert M. Cashill
Robert M. Cashill
Chief Executive Officer and President (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Cashill Robert M. Cashill	Chief Executive Officer and President (Principal Executive Officer)	November 3, 2005

/s/ Domenick A. Cama Domenick A. Cama	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 3, 2005

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	November 3, 2005

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	November 3, 2005

/s/ Patrick J. Grant Patrick J. Grant	Director	November 3, 2005

/s/ John A. Kirkpatrick John A. Kirkpatrick	Director	November 3, 2005

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	November 3, 2005

/s/ Joseph H. Shepard III Joseph H. Shepard III	Director	November 3, 2005

/s/ Rose Sigler Rose Sigler	Director	November 3, 2005

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	November 3, 2005