Form 10-Q
period 2005-09-30
Investors Bancorp Inc
filed 2005-11-14
CIK 1326807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
Commission file number: 0-51557
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 JFK Parkway, Short Hills, New Jersey 07078
(Address of principal executive offices)
(973) 924-5100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2005, there were 116,275,688 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 54.27% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC.
Consolidated Balance Sheets
September 30, 2005 and June 30, 2005

	September 30,	June 30,
	2005	2005
	(Unaudited)
	(In thousands)

Assets

Cash and cash equivalents	$297,657	81,329
Repurchase agreements	200,000	—
Securities available-for-sale, at estimated fair value	626,415	673,951
Securities held-to-maturity, net (estimated fair value of $2,167,211 and $2,032,939 at September 30, 2005 (unaudited) and June 30, 2005, respectively)	2,195,458	2,040,882
Loans receivable, net	2,203,294	1,993,904
Loans held-for-sale	2,905	3,412
Stock in the Federal Home Loan Bank	48,038	60,688
Accrued interest and dividends receivable	20,623	18,263
Office properties and equipment, net	29,274	29,544
Net deferred tax asset	17,172	13,128
Bank owned life insurance contract	76,102	76,229
Other assets	2,517	1,423

Total assets	$5,719,455	4,992,753

Liabilities and Stockholder’s Equity

Liabilities:
Deposits	$3,360,677	3,240,420
Borrowed funds	960,762	1,313,769
Stock subscription proceeds	955,963	—
Advance payments by borrowers for taxes and insurance	11,204	10,817
Other liabilities	20,509	19,920

Total liabilities	5,309,115	4,584,926

Stockholder’s equity:
Common stock, par value $0.10. Authorized 3,000 shares; outstanding 50 shares	—	—
Additional paid-in capital	25	25
Retained earnings	417,180	411,219
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(5,764)	(2,316)
Minimum pension liability, net of tax	(1,101)	(1,101)

	(6,865)	(3,417)

Total stockholder’s equity	410,340	407,827

Total liabilities and stockholder’s equity	$5,719,455	4,992,753

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Operations
Three months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In thousands)

Interest and dividend income:
Loans receivable and loans held-for-sale	$26,550	15,802
Securities:
Government-sponsored enterprise obligations	1,674	1,410
Mortgage-backed securities	25,984	38,037
Equity securities available-for-sale	455	402
Municipal bonds and other debt	714	328
Interest-bearing deposits	833	76
Repurchase agreements	262	—
Federal Home Loan Bank stock	728	434

Total interest and dividend income	57,200	56,489

Interest expense:
Deposits and stock subscription proceeds	21,716	16,247
Secured borrowings	10,918	15,355

Total interest expense	32,634	31,602

Net interest income	24,566	24,887

Provision for loan losses	100	100

Net interest income after provision for loan losses	24,466	24,787

Other income:
Fees and service charges	639	673
(Decrease) increase on bank owned life insurance contract	(127)	1,033
Gain on sales of mortgage loans, net	77	109

Total other income	589	1,815

Operating expenses:
Compensation and fringe benefits	9,640	8,416
Advertising and promotional expense	603	680
Office occupancy and equipment expense	2,644	2,659
Federal insurance premiums	109	119
Stationery, printing, supplies and telephone	492	470
Legal, audit, accounting, and supervisory examination fees	349	370
Data processing service fees	887	888
Amortization of premium on deposit acquisition	—	486
Other operating expenses	875	682

Total operating expenses	15,599	14,770

Income before income tax expense	9,456	11,832
Income tax expense	3,495	3,790

Net income	$5,961	8,042

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholder’s Equity
Three months ended September 30, 2005 and 2004
(Unaudited)

				Accumulated other
				comprehensive loss
		Additional		Minimum	Unrealized	Total
	Common	paid-in	Retained	pension	losses on	stockholder’s
	stock	capital	earnings	liability	securities	equity
	(In thousands)
Balance at June 30, 2004	$—	25	414,361	(755)	(11,968)	401,663

Comprehensive income:
Net income	—	—	8,042	—	—	8,042
Unrealized gain on securities available- for-sale, net of tax expense of $6,478	—	—	—	—	10,592	10,592

Total comprehensive income						18,634

Balance at September 30, 2004	$—	25	422,403	(755)	(1,376)	420,297

Balance at June 30, 2005	$—	25	411,219	(1,101)	(2,316)	407,827

Comprehensive income:
Net income	—	—	5,961	—	—	5,961
Unrealized loss on securities available- for-sale, net of tax benefit of $2,416	—	—	—	—	(3,448)	(3,448)

Total comprehensive income						2,513

Balance at September 30, 2005	$—	25	417,180	(1,101)	(5,764)	410,340

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Cash Flows
Three Months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$5,961	8,042
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and accretion of discounts on securities, net	793	1,770
Amortization of premium on deposit acquisition	—	486
Provision for loan losses	100	100
Depreciation and amortization of office properties and equipment	791	764
Mortgage loans originated for sale	(7,808)	(13,919)
Proceeds from mortgage loan sales	8,392	12,012
Gain on sales of mortgage loans, net	(77)	(109)
Decrease (increase) in bank owned life insurance contract	127	(1,033)
Increase in accrued interest and dividends receivable	(2,360)	(40)
Deferred tax benefit	(1,628)	(276)
(Increase) decrease in other assets	(1,094)	239
Increase in other liabilities	589	5,182

Total adjustments	(2,175)	5,176

Net cash provided by operating activities	3,786	13,218

Cash flows from investing activities:
Net increase in loans receivable	(209,490)	(245,519)
Purchases of mortgage-backed securities held-to-maturity	(8,551)	(4,181)
Proceeds from calls/maturities on debt securities held-to-maturity	35	38
Purchases of debt securities held-to-maturity	(316,856)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	170,047	184,639
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	41,628	77,407
Increase in repurchase agreements	(200,000)	—
Proceeds from redemptions of Federal Home Loan Bank stock	17,800	7,000
Purchases of Federal Home Loan Bank stock	(5,150)	(5,800)
Purchases of office properties and equipment	(521)	(2,566)

Net cash (used in) provided by investing activities	(511,058)	11,018

Cash flows from financing activities:
Net increase (decrease) in deposits	120,257	(4,387)
Increase in stock subscription payable	955,963	—
Net increase in funds borrowed under short-term repurchase agreements	—	172,000
Repayments of funds borrowed under other repurchase agreements	(265,000)	(196,000)
Repayments of Federal Home Loan Bank advances	(88,007)	(7)
Net increase in advance payments by borrowers for taxes and insurance	387	1,304

Net cash provided by (used in) financing activities	723,600	(27,090)

Net increase (decrease) in cash and cash equivalents	216,328	(2,854)
Cash and cash equivalents at beginning of period	81,329	37,653

Cash and cash equivalents at end of period	$297,657	34,799

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$—	123
Cash paid during the year for:
Interest	34,642	31,939
Income taxes	189	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank) (collectively, the Bancorp) and the Bank’s wholly-owned significant subsidiaries, ISB Mortgage Company LLC and ISB Asset Corporation.

In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2006.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Bancorp’s audited consolidated financial statements and notes to consolidated financial statements included in Bancorp’s June 30, 2005 Special Financial Report on Form 10-K.

2.	Stock Offering

The Bancorp completed its initial public stock offering on October 11, 2005. Consequently, the information herein does not contain any per share information. The Bancorp sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Investors Bancorp, MHC, the Bancorp’s New Jersey chartered mutual holding company parent holds 63,099,781 shares, or 54.27% of the Bancorp’s outstanding common stock. Additionally, the Bancorp contributed $5,163,000 in cash and issued 1,548,813 of common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million to be recorded in the quarter ended December 31, 2005. Net proceeds from the initial offering were approximately $510.0 million. Stock subscription proceeds of $557.9 million were returned to subscribers.

3.	Recent Accounting Pronouncements

FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Forward Looking Statements. Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the Company) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Executive Summary
     Investors Bancorp completed its initial public stock offering on October 11, 2005 and consequently, the information herein does not contain any per share information. The Company sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Investors Bancorp, MHC, the Company’s New Jersey chartered mutual holding company parent holds 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Bancorp contributed $5,163,000 in cash and issued 1,548,813 of common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million to be recorded in the quarter ended December 31, 2005. Net proceeds from the initial offering were approximately $510.0 million. Stock subscription proceeds of $557.9 million were returned to subscribers.

     At September 30, 2005, we had total assets, deposits and stockholder’s equity of $5.72 billion, $3.36 billion and $410.3 million, respectively.
     Our total assets grew to $5.72 billion at September 30, 2005 from $4.99 billion at June 30, 2005. This growth occurred as a result of investing the funds received from subscribers to our initial public stock offering into a number of short term (less than 6 month) investment securities and additional growth in our loan portfolio. We also used a portion of the funds received in the offering to reduce wholesale borrowings. Borrowed funds fell by $353.0 million or 26.9% to $960.8 million during the three month period September 30, 2005.
     Total deposits also grew to $3.36 billion at September 30, 2005 from $3.24 billion at June 30, 2005. While difficult to quantify, we believe most of this growth is attributed to deposit customers moving additional funds into their accounts in anticipation of purchasing stock in the stock offering.
     We remain committed to our business strategy of reducing wholesale assets and liabilities, namely, securities and borrowings and replacing them with more retail assets and liabilities, namely, loans and deposits. During the three months ended September 30, 2005 we grew net loans, including loans held for sale by $208.9 million, an increase of approximately 10.5% over June 30, 2005. While investments in securities grew modestly during the period, this growth is attributed to using a portion of the proceeds from the stock offering to invest in short term (less than 6 month) securities. We reported net income of $6.0 million for the three months ended September 30, 2005 compared to net income of $8.0 million for the three months ended September 30, 2004.This reduction in net income is attributed primarily to higher personnel costs we incurred in our commercial real estate loan and retail banking areas. These investments in staff and training reflect our continued efforts to diversify our loan portfolio and expand our retail franchise. We also experienced a decline in income from our bank owned life insurance contract. Our annualized return on average assets was 0.47% for the three months ended September 30, 2005 compared to 0.60% for the three months ended September 30, 2004. Our annualized return on average equity was 5.91% for the three months ended September 30, 2005 compared to 7.96% for the three months ended September 30, 2004.
     Short term interest rates increased throughout 2005 as the Federal Open Market Committee of the Federal Reserve Bank raised the Fed Funds or overnight lending rate at each of their scheduled meetings to 3.75% at September 30, 2005. Long term interest rates however have not risen commensurate with short term rates. This “flattening” of the “yield curve” has put downward pressure on our net interest income which may continue if this “flat” yield curve environment persists. Despite this pressure on net interest income, net interest margin and spread increased to 1.96% and 1.82% respectively compared to the September 2004 period. We attribute this increase to the restructuring transaction we executed in March 2005 and our continued focus on retail assets and liabilities.
     We will continue to transition our balance sheet to one more focused on retail assets and liabilities although, in the short term, we may increase our investments in short average life securities as a way to profitably invest the portion of the proceeds from our stock offering that can not be immediately deployed into loans.
Comparison of Financial Condition at September 30, 2005 and June 30, 2005
     Total Assets. Total assets increased by $726.7 million, or 14.6%, to $5.72 billion at September 30, 2005 from $4.99 billion at June 30, 2005. This increase was largely the result of an increase in funds received during the stock offering subscription period and an increase in the loan portfolio.
     Cash and Cash Equivalents. Cash and cash equivalents increased by $216.3 million, or 266.0%, to $297.7 million at September 30, 2005 from $81.3 million at June 30, 2005, due primarily to the cash received during the stock offering subscription period.
     Repurchase Agreements. Repurchase agreements increased by $200.0 million in the quarter ended September 30, 2005. This increase was a result of utilizing a portion of the proceeds from the stock offering.
     Securities. Securities, both available-for-sale and held-to-maturity, increased by $107.0 million, or 3.9%, to $2.82 billion at September 30, 2005, from $2.71 billion at June 30, 2005. This increase was a result of investing a portion of the proceeds from the stock offering in short term securities.
     Net Loans. Net loans, including loans held for sale, increased by $208.9 million, or 10.5%, to $2.20 billion at September 30, 2005 from $2.00 billion at June 30, 2005. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made on properties almost exclusively in New Jersey. We may, in the future, originate or purchase loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio. We purchase residential mortgage loans from other banks, mortgage bankers and mortgage brokers as a way to complement our current origination capability at a low cost. Our agreements with these correspondent entities require them to originate individual loans that meet our strict underwriting standards. From time to time we may purchase pools of mortgage loans in the secondary market from several well established financial institutions as a way to supplement our current production. Loans purchased from these entities also must meet our strict underwriting standards. During the three months ended September 30, 2005, we purchased $25.2 million from these entities.
     Stock in the Federal Home Loan Bank and Other Assets. The amount of stock we own in the Federal Home loan Bank (FHLB) decreased by $12.7 million from $60.7 million at June 30, 2005 to $48.0 million at September 30, 2005 primarily due to a decrease in our level of borrowings. There was also an increase in accrued interest receivable of $2.4 million resulting from an increase in interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets.
     Deposits and Stock Subscription Proceeds. Deposits and stock subscription proceeds increased by $1.08 billion, or 33.2%, to $ 4.32 billion at September 30, 2005 from $3.24 billion at

June 30, 2005. The increase was due primarily to the proceeds received during the subscription period of the stock offering.
     Borrowed Funds. Borrowed funds decreased $353.0 million, or 26.9%, to $960.8 million at September 30, 2005 from $1.31 billion at June 30, 2005 as we used a portion of the proceeds from the stock offering to reduce borrowings.
     Other Liabilities. Other liabilities increased $589,000, or 3.0%, to $20.5 million at September 30, 2005, from $19.9 million at June 30, 2005. This increase was due primarily to a $4.9 million increase in income taxes payable as a result of the operating income for the three-month period which was partially offset by a decrease in various other balances.
     Stockholder’s Equity. Stockholder’s equity increased $2.5 million, or 0.6%, to $410.3 million at September 30, 2005 from $407.8 million at June 30, 2005 due to net income of $6.0 million for the three months ended September 30, 2005, partially offset by an increase of $3.4 million in the accumulated other comprehensive loss for the same period.
Average Balance Sheets for the Three Months ended September 30, 2005 and 2004
     The table on the following page represents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended September 30, 2005 and 2004. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

Investors Bancorp, Inc.
Comparative Average Balance Sheets

	For the Three Months Ended September 30,
	2005				2004
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest bearing deposits	$110,533		$833	3.01%	$24,622		$76	1.23%
Repurchase agreements	30,435		262	3.44%	—		—	—
Securities available-for-sale	661,818		6,945	4.20%	1,409,780		13,636	3.87%
Securities held-to-maturity	2,024,383		21,882	4.32%	2,439,402		26,541	4.35%
Loans , net	2,093,532		26,550	5.07%	1,237,253		15,802	5.11%
Stock in FHLB	57,751		728	5.04%	81,090		434	2.14%

Total interest-earning assets	4,978,452		57,200	4.60%	5,192,147		56,489	4.35%

Non-interest earning assets	136,441				138,093

Total assets	$5,114,893				$5,330,240

Interest-bearing liabilities:
Savings & stock subscription proceeds	470,523		1,005	0.85%	286,631		606	0.84%
Interest-bearing checking	282,479		1,160	1.63%	213,354		599	1.11%
Money market accounts	306,974		1,030	1.33%	413,788		1,391	1.33%
Time deposits	2,408,212		18,521	3.05%	2,330,053		13,651	2.32%
Borrowed funds	1,183,390		10,918	3.66%	1,610,555		15,355	3.78%

Total interest-bearing liabilities	4,651,578		32,634	2.78%	4,854,381		31,602	2.58%

Non-interest bearing liabilities	59,917				71,555

Total liabilities	4,711,495				4,925,936
Equ ity	403,398				404,304

Total liabilities and equity	$5,114,893				$5,330,240

Net interest income			$24,566				$24,887

Net interest rate spread				1.82%				1.77%

Net interest earning assets	$326,874				$337,766

Net interest margin				1.96%				1.90%

Ratio of interest-earning assets to total interest-bearing liabilities	1.07	X			1.07	X

Comparison of Operating Results for the Three Months ended September 30, 2005 and September 30, 2004
     Net Income. Net income decreased by $2.1 million, to net income of $6.0 million for the three months ended September 30, 2005 from net income of $8.0 million for the three months ended September 30, 2004. The primary reasons for this change were a $1.2 million decrease related to the bank owned life insurance contract and an $829,000 increase in operating expenses, mostly attributed to higher personnel costs.
     Net Interest Income. Net interest income decreased by $321,000, or 1.3%, to $24.6 million for the three months ended September 30, 2005 from $24.9 million for the three months ended September 30, 2004. The decrease was caused primarily by a $213.7 million reduction in average interest earning assets for the three months ended September 30, 2005 compared to the same period in the prior year, as a result of the balance sheet restructuring executed in March 2005 partially offset by stock subscription proceeds received during the quarter ended September 30, 2005. The decrease in average earning assets was partially offset by a 5 basis point increase in our net interest rate spread to 1.82% for the three months ended September 30, 2005 from 1.77% for the three months ended September 30, 2004.
     Interest Income. Interest and dividend income increased by $711,000, or 1.3%, to $57.2 million for the three months ended September 30, 2005 from $56.5 million for the three months ended September 30, 2004. This increase was due to a 68.0% increase in interest income on loans, partially offset by a 28.3% decrease in interest income on securities.
     Interest income on loans increased by $10.7 million, or 68.0%, to $26.6 million for the three months ended September 30, 2005 from $15.8 million for the three months ended September 30, 2004, reflecting a $856.3 million, or 69.2%, increase in the average balance of net loans to $2.09 billion for the three months ended September 30, 2005 from $1.24 billion for the three months ended September 30, 2004. This increase in average volume of loans was partially offset by a 4 basis point decrease in the average yield on net loans to 5.07% for the three months ended September 30, 2005 from 5.11% for the three months ended September 30, 2004.
     Interest income on all other interest-earning assets, excluding loans, decreased by $10.0 million, or 24.7%, to $30.7 million for the three months ended September 30, 2005 from $40.7 million for the three months ended September 30, 2004. This decrease reflected a $1.07 billion decrease in the average balance of securities and other interest-earning assets, partially offset by a 13 basis point increase in the average yield on investment securities and other interest-earning assets to 4.25% for the three months ended September 30, 2005 from 4.12% for the three months ended September 30, 2004.
     Interest Expense. Interest expense increased by $1.0 million, or 3.3%, to $32.6 million for the three months ended September 30, 2005 from $31.6 million for the three months ended September 30, 2004. This increase was primarily due to a $5.5 million or 33.7% increase in interest expense on deposits and stock subscription proceeds to $21.7 million for the three months ended September 30, 2005 from $16.2 million for the three months ended September 30, 2004. This was partially offset by interest expense on borrowings decreasing by $4.4 million, or 28.9%, to $10.9 million for the three months ended September 30, 2005 from $15.4 million for the three months ended September 30, 2004.
     The average balance of core deposits (which consist of savings, money market and interest-bearing checking accounts) grew by $146.2 million to $1.06 billion for the three months ended September 30, 2005 from $913.8 million for the three months ended September 30, 2004. Interest expense on savings accounts and stock subscription proceeds, and interest-bearing checking increased by $399,000 and $561,000 respectively, to $1.0 million and $1.2 million, respectively, for the three months ended September 30, 2005 from $606,000 and $599,000, respectively, for the three months ended September 30, 2004. The increase in interest expense for savings accounts and stock subscriptions proceeds, and interest-bearing checking was mainly attributable to growth in the average balances for these product types of $183.9 million and $69.1 million, respectively, to $470.5 million and $282.5 million, respectively, for the three months ended September 30, 2005. The cost on savings accounts increased by 1 basis point to

0.85% for the three months ended September 30, 2005 from 0.84% for the three months ended September 30, 2004. The cost on interest-bearing checking accounts increased by 52 basis points to 1.63% for the three months ended September 30, 2005 from 1.11% for the three months ended September 30, 2004. In April 2005, we introduced our Investors High Yield Checking product to compete with products offered by other financial institutions and as an attractive alternative to cash management accounts offered by non-bank financial institutions. Interest expense on money market accounts decreased by $361,000 to $1.0 million for the three months ended September 30, 2005 from $1.4 million for the three months ended September 30, 2004. While the cost of money markets remained consistent at 1.33%, there was a $106.8 million, or 25.8% decrease in the average balance of money market accounts to $307.0 million for the three months ended September 30, 2005 from $413.8 million for the three months ended September 30, 2004. Interest expense on certificates of deposit increased $4.9 million to $18.5 million for the three months ended September 30, 2005 from $13.7 million for the three months ended September 30, 2004. The average cost of certificates of deposit increased 73 basis points to 3.05% for the three months ended September 30, 2005 from 2.32% for the three months ended September 30, 2004. In addition, the average balance of certificates of deposit increased by $78.2 million to $2.41 billion for the period ended September 30, 2005.
     Interest expense on borrowed funds decreased by $4.4 million or 28.9%, to $10.9 million for the three months ended September 30, 2005 from $15.4 million for the three months ended September 30, 2004. The average balance of borrowed funds decreased by $427.2 million or 26.5% to $1.18 billion for the three months ended September 30, 2005 from $1.61 billion for the three months ended September 30, 2004 primarily due to the balance sheet restructuring during fiscal 2005. The cost of borrowed funds also decreased by 12 basis points to 3.66% for the three months ended September 30, 2005 from 3.78% for the three months ended September 30, 2004. The decrease in the average balance of our borrowings was funded by cash received during the subscription period of our stock offering.
     Provision for Loan Losses. Our provision for loan losses was $100,000 for both periods ended September 30, 2005 and 2004. The allowance for loan losses increased by $526,000 and $121,000 to $5.8 million at September 30, 2005 from $5.3 million at September 30, 2004 and $5.7 million at June 30, 2005, respectively. This increase in the allowance for loan losses reflects the overall growth of our loan portfolio, the level of our non-performing loans and the low level of charge-offs.
     Non-performing loans, defined as non-accruing loans, decreased by $1.7 million to $6.5 million at September 30, 2005 from $8.1 million at September 30, 2004. The ratio of non-performing loans to total loans was 0.30% at September 30, 2005 compared with 0.60% at September 30, 2004. The ratio of the allowance for loan losses to non-performing loans was 89.81% at September 30, 2005 compared with 65.09% at September 30, 2004. Our provision for loan losses for the three months ended September 30, 2005 reflects probable losses resulting from the growth in our loan portfolio. The ratio of the allowance for loan losses to total loans was 0.26% at September 30, 2005 compared to 0.39% at September 30, 2004. We believe our allowance for loan losses is adequate based on the overall growth in our loan portfolio, the current level of loan charge-offs, the stability of the New Jersey real estate market in general, and the performance and stability of our loan portfolio.

     Although we believe we have established and maintained an adequate level of allowance for loan losses, additions may be necessary if future economic conditions differ substantially from the current operating environment. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
     Other Income. Other income decreased by $1.2 million to $589,000 for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004. This decrease was largely the result of a $1.2 million decrease in income associated with the change in cash surrender value of our bank owned life insurance contract from $1.0 million of income for the three months ended September 30, 2004 to $127,000 of expense for the three months ended September 30, 2005.
     Operating Expenses. Operating expenses increased by $829,000 or 5.6%, to $15.6 million for the three months ended September 30, 2005 from $14.8 million for the period ended September 30, 2004. The increase was primarily due to compensation and fringe benefits increasing by $1.2 million or 14.5% to $9.6 million for the three months ended September 30, 2005. This increase reflects staff additions in our commercial real estate and retail banking areas, normal merit increases and increases in employee benefits costs. This increase was partially offset by a decrease in amortization of deposit premiums of $486,000, as the premiums were fully amortized in fiscal 2005.
     Income Taxes. Income tax expense was $3.5 million for the three months ended September 30, 2005, a decrease of $295,000, or 7.8%, from our income tax expense of $3.8 million for the three months ended September 30, 2004. Our effective tax rate was 37.0% for the three months ended September 30, 2005, compared to 32.0% for the three months ended September 30, 2004, due primarily to the higher level of tax-exempt income we received in the three months ended September 30, 2004 from our bank owned life insurance contract.
Liquidity and Capital Resources
     The Company’s primary sources of funds consist of deposit inflows, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, sales of securities, FHLB and other borrowings, and investment maturities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our membership with the FHLB provides us access to additional sources of funds, which is generally limited to twenty times the amount of FHLB stock owned.
     The net proceeds from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net income. However, due to the increase in equity resulting from the net proceeds raised in the offering, return on equity will be adversely impacted following the offering.

     As of September 30, 2005, the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2005
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (to risk-weighted assets)	$421,650	18.9%	$178,550	8.0%
Tier I capital (to risk-weighted assets)	415,836	18.6	89,275	4.0
Tier I capital (to average assets)	415,836	8.1	204,873	4.0
Critical Accounting Policies
     We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.
     Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and therefore have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.
     The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
     Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
     On a quarterly basis, the Allowance for Loan Loss Committee (comprised of the Senior Vice Presidents of Lending Administration, Residential Lending and Commercial Real Estate Lending and the First Vice President of Lending Administration) reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.
     The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Lending Administration Department. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
     Our primary lending emphasis has been the origination and purchase of residential mortgage loans and, to a lesser extent, commercial mortgages (specifically, participation interests in community housing). We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages. We also have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
     Our provision for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans at September 30, 2005 accurately reflects our portfolio credit risk, given our primary residential lending emphasis and the current market conditions. Furthermore, the increase in the allowance for loan losses during fiscal 2005 and the three months ended September 30, 2005 reflected the growth of the loan portfolio, partially offset by the low level of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.
     Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.
     Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry back declines, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.
     Asset Impairment Judgments. Certain of our assets are carried on our consolidated balance sheets at cost, fair value or at the lower of cost or fair value. Valuation allowances or write-downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.
     Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-maturity portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Qualitative Analysis. We believe our most significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., loan commitments); the effect of loan prepayments, deposits and withdrawals; the difference in the behavior of lending and funding rates arising from the uses of different indices; and “yield curve risk” arising from changing interest rate relationships across the spectrum of maturities for constant or variable credit risk investments. Besides directly affecting our net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of securities classified as available for sale and the mix and flow of deposits.
     The general objective of our interest rate risk management is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Interest Rate Risk Committee, which consists of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements and modifies our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Interest Rate Risk Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.
     We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. To better manage our interest rate risk, we have increased our focus on the origination of adjustable-rate mortgages, as well as the more recent origination of commercial real estate mortgage loans and adjustable-rate construction loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
     We retain two independent, nationally recognized consulting firms who specialize in asset and liability management to complete our quarterly interest rate risk reports. They use a combination of analyses to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of immediately changed interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.
     The net interest income analysis uses data derived from a dynamic asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations such as interest rate floors and caps, and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred instantaneously. Net interest income analysis also adjusts the dynamic asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
     Our dynamic asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This dynamic asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability repricing but does not necessarily provide an accurate indicator of interest rate risk because it omits the factors incorporated into the net interest income analysis.
     Quantitative Analysis. The table below sets forth, as of September 30, 2005, the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the U.S. Treasury yield curve. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Given the current level of market interest rates, we did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					Increase (Decrease) in Estimated
Change in		Estimated Increase (Decrease)			Net Interest Income
Interest Rates				Estimated Net
(basis points) (1)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)

+300bp	$178,184	$-316,349	-64.0%	$111,596	$-14,243	-11.3%
+200bp	290,170	-204,363	-41.3%	116,988	-8,852	-7.0%
+100bp	399,509	-95,024	-19.2%	121,707	-4,133	-3.3%
0bp	494,533	—	—	125,840	—	—
-100bp	520,830	26,297	5.3%	121,093	-4,747	-3.8%
-200bp	439,339	-55,194	-11.2%	103,477	-22,363	-17.8%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
     The table set forth above indicates at September 30, 2005, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 41.3% decrease in NPV and an $8.9 million decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.3% increase in NPV and a $4.7 million decrease in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations. The table does not include the effects of the closing of the stock offering in October 2005.
     As mentioned above, we retain two nationally recognized firms to compute our quarterly interest rate risk reports. Although we are confident of the accuracy of the results, certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our NPV and net interest income.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. At September 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As of September 30, 2005, all of the Company’s outstanding shares of common stock were owned by Investors Bancorp, MHC, the Company’s mutual holding company parent. Accordingly, as of such date, there was no public market for the common stock.
     In connection with its plan of stock issuance, the Company registered 53,175,907 shares of common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (File Number 333-125703). The registration statement was declared effective by the Securities and Exchange Commission on August 12, 2005.
     The stock offering commenced on August 19, 2005 and the subscription period was completed on September 12, 2005. On October 12, 2005, the Common stock began trading on the Nasdaq National Market under the symbol “ISBC.”
     In accordance with the plan of stock issuance and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of the Company’s savings bank subsidiary, Investors Savings Bank (the “Bank”), the Bank’s employee stock ownership plan and members of the general public. Sandler O’Neill & Partners, L.P. was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill & Partners, L.P. received a fee equal to 1.0% of the dollar amount of the shares of common stock sold in the offering up to $200.0 million, plus 0.75% of the common stock sold in excess of $200.0 million but less than $400.0 million, plus 0.50% of the common stock sold in excess of $400.0 million. No fee was payable to Sandler O’Neill & Partners, L.P. with respect to shares purchased by officers, directors and employees or their immediate families, shares purchased by the employee stock ownership plan and shares issued to a charitable foundation established and funded in connection with the stock offering. No underwriting discounts, commissions or finders fees were paid in connection with the offering. There were no direct or indirect payments to directors or officers of the Company, or their associates, in connection with the offering, nor to any person owning ten (10) percent or more of any class of equity of the Company or any affiliates of the Company.
     The stock offering resulted in gross proceeds of $516,270,940, with the sale of 51,627,094 shares at a price of $10.00 per share. Expenses related to the offering were approximately $6,271,000, including the fee paid to Sandler O’Neill & Partners, L.P.
     Net proceeds of the offering were approximately $510.0 million. Approximately $212.5 million of the net proceeds of the offering were retained by the Company and approximately $255.0 million were contributed to the Bank. The Company loaned $42.5 million to the Bank’s employee stock ownership plan to enable it to purchase 4,254,072 shares of common stock in the stock offering. The remainder of the net proceeds have been temporarily invested in short term liquid investments and interest bearing accounts.
     There were no sales of unregistered securities during the past three years.
     There were no issuer repurchases of securities during the past three years.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     During the period covered by this report, the Company did not submit any matters to the vote of security holders.
Item 5. Other Information
     Not applicable
Item 6. Exhibits
     The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-125703)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Investors Bancorp, Inc.

Dated: November 14, 2005	/s/ Robert M. Cashill

Robert M. Cashill
President and Chief Executive Officer

Dated: November 14, 2005	/s/ Domenick A. Cama

Domenick A. Cama
Senior Vice President and Chief Financial Officer