Form 10-Q
period 2005-12-31
Investors Bancorp Inc
filed 2006-02-14
CIK 1326807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2005
Commission file number: 0-51557
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 JFK Parkway, Short Hills, New Jersey 07078
(Address of principal executive offices)
(973) 924-5100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer Yes ☐ No ☑ Accelerated Filer Yes ☐ No ☑ Non-Accelerated Filer Yes ☑ No ☐
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of February 13, 2006, there were 116,275,688 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 54.27% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q
Index
Part I. Financial Information

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 (Unaudited) and June 30, 2005

	December 31,	June 30,
	2005	2005
	(In thousands)
Assets

Cash and cash equivalents	$35,926	81,329
Securities available-for-sale, at estimated fair value	588,510	673,951
Securities held-to-maturity, net (estimated fair value of $1,838,929 and $2,032,939 at December 31, 2005 and June 30, 2005, respectively)	1,878,821	2,040,882
Loans receivable, net	2,423,582	1,993,904
Loans held-for-sale	1,401	3,412
Stock in the Federal Home Loan Bank	52,279	60,688
Accrued interest receivable	19,474	18,263
Office properties and equipment, net	28,561	29,544
Net deferred tax asset	19,287	13,128
Bank owned life insurance contract	77,359	76,229
Other assets	1,080	1,423

Total assets	$5,126,280	4,992,753

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,270,046	3,240,420
Borrowed funds	940,255	1,313,769
Advance payments by borrowers for taxes and insurance	10,931	10,817
Other liabilities	17,662	19,920

Total liabilities	4,238,894	4,584,926

Stockholders’ equity:
Preferred stock, $0.01 par value, 500,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued and outstanding at December 31, 2005, and $0.10 par value, 3,000 shares authorized; 50 issued and outstanding at June 30, 2005	532	—
Additional paid-in capital	524,751	25
Unallocated common stock held by the employee stock ownership plan	(41,123)	—
Retained earnings	412,241	411,219
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(7,914)	(2,316)
Minimum pension liability, net of tax	(1,101)	(1,101)

	(9,015)	(3,417)

Total stockholders’ equity	887,386	407,827

Total liabilities and stockholders’ equity	$5,126,280	4,992,753

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$29,827	18,118	56,377	33,920
Securities:
Government-sponsored enterprise obligations	2,490	1,279	4,164	2,689
Mortgage-backed securities	24,680	35,928	50,664	73,965
Equity securities available-for-sale	455	436	910	838
Municipal bonds and other debt	1,701	322	2,415	650
Interest-bearing deposits	1,658	118	2,491	194
Repurchase agreements	351	—	613	—
Federal Home Loan Bank stock	763	452	1,491	886

Total interest and dividend income	61,925	56,653	119,125	113,142

Interest expense:
Deposits	23,055	17,033	44,771	33,280
Secured borrowings	11,141	15,346	22,059	30,701

Total interest expense	34,196	32,379	66,830	63,981

Net interest income	27,729	24,274	52,295	49,161
Provision for loan losses	100	100	200	200

Net interest income after provision for loan losses	27,629	24,174	52,095	48,961

Other income:
Fees and service charges	690	663	1,329	1,336
Increase in and death benefits on bank owned life insurance contract	1,257	3,661	1,130	4,694
Gain on sales of mortgage loans, net	62	137	139	246
Gain on securities transactions, net	—	602	—	602
Gain on sale of other real estate owned, net	5	5	5	5

Total other income	2,014	5,068	2,603	6,883

Operating expenses:
Compensation and fringe benefits	10,987	8,995	20,627	17,411
Advertising and promotional expense	483	780	1,086	1,460
Office occupancy and equipment expense	2,625	2,068	5,269	4,727
Federal insurance premiums	109	118	218	237
Stationery, printing, supplies and telephone	416	492	908	962
Legal, audit, accounting, and supervisory examination fees	450	302	799	672
Data processing service fees	929	844	1,816	1,732
Amortization of premium on deposit acquisition	—	486	—	972
Contribution to charitable foundation	20,651	—	20,651	—
Other operating expenses	912	703	1,787	1,385

Total operating expenses	37,562	14,788	53,161	29,558

(Loss) income before income tax (benefit) expense	(7,919)	14,454	1,537	26,286
Income tax (benefit) expense	(2,980)	3,681	515	7,471

Net (loss) income	$(4,939)	10,773	1,022	18,815

Basic loss per common share, from date of initial stock offering	$(0.06)	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2005 and 2004
(In thousands)
(Unaudited)

					Accumulated other
					comprehensive loss
		Additional	Unallocated		Unrealized	Minimum	Total
	Common	paid-in	common stock	Retained	losses on	pension	stockholders’
	stock	capital	held by ESOP	earnings	securities	liability	equity
Balance at June 30, 2004	$—	25	—	414,361	(11,968)	(755)	401,663
Comprehensive income:
Net income	—	—	—	18,815	—	—	18,815
Unrealized gain on securities available- for-sale, net of tax expense of $4,530	—	—	—	—	7,775	—	7,775
Total comprehensive income							26,590

Balance at December 31, 2004	$—	25	—	433,176	(4,193)	(755)	428,253

Balance at June 30, 2005	$—	25	—	411,219	(2,316)	(1,101)	407,827
Comprehensive income:
Net income	—	—	—	1,022	—	—	1,022
Unrealized loss on securities available- for-sale, net of tax benefit of $3,675	—	—	—	—	(5,598)	—	(5,598)

Total comprehensive income							(4,576)

Issuance of 53,175,907 shares of common stock in the initial public offering and of 63,099,781 shares to the mutual holding company	532	524,642	—	—	—	—	525,174
Purchase of common stock by the ESOP	—	—	(42,541)	—	—	—	(42,541)
Allocation of ESOP stock	—	84	1,418	—	—	—	1,502

Balance at December 31, 2005	$532	524,751	(41,123)	412,241	(7,914)	(1,101)	887,386

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended December 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$1,022	18,815
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	15,488	—
ESOP expense	1,502	—
Amortization of premiums and accretion of discounts on securities, net	395	3,272
Amortization of premium on deposit acquisition	—	972
Provision for loan losses	200	200
Depreciation and amortization of office properties and equipment	1,555	1,020
Gain on securities transactions, net	—	(602)
Mortgage loans originated for sale	(13,270)	(24,947)
Proceeds from mortgage loan sales	15,420	25,482
Gain on sales of mortgage loans, net	(139)	(246)
Proceed from sales of other real estate owned	5	159
Net gain on sales of other real estate owned	(5)	(5)
Death benefits on bank owned life insurance contract	—	(2,800)
Increase in bank owned life insurance contract	(1,130)	(1,894)
(Increase) decrease in accrued interest	(1,211)	2,305
Deferred tax benefit	(2,484)	(1,720)
Decrease in other assets	343	1,695
(Decrease) increase in other liabilities	(2,258)	9,216

Total adjustments	14,411	12,107

Net cash provided by operating activities	15,433	30,922

Cash flows from investing activities:
Net increase in loans receivable	(429,878)	(375,683)
Purchases of mortgage-backed securities held-to-maturity	(24,865)	(224,477)
Proceeds from calls/maturities on debt securities held-to-maturity	225,167	227
Purchases of debt securities held-to-maturity	(333,406)	(15,000)
Purchases of mortgage-backed securities available-for-sale	—	(62,175)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	294,856	346,748
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	76,082	145,216
Proceeds from sales of mortgage-backed securities held-to-maturity	—	46,942
Proceeds from redemptions of Federal Home Loan Bank stock	51,836	28,076
Purchases of Federal Home Loan Bank stock	(43,427)	(27,100)
Purchases of office properties and equipment	(572)	(4,304)
Proceeds from death benefits on bank owned life insurance contract	—	3,291

Net cash used in investing activities	(184,207)	(138,239)

Cash flows from financing activities:
Net increase in deposits	29,626	17,824
Net proceeds from sale of common stock	509,686	—
Loan to ESOP	(42,541)	—
Net increase in funds borrowed under short-term repurchase agreements	40,000	255,000
Repayments of funds borrowed under other repurchase agreements	(515,000)	(206,000)
Proceeds from Federal Home Loan Bank advances	101,486	36,486
Net increase in advance payments by borrowers for taxes and insurance	114	1,127

Net cash provided by financing activities	123,371	104,437

Net decrease in cash and cash equivalents	(45,403)	(2,880)
Cash and cash equivalents at beginning of period	81,329	37,653

Cash and cash equivalents at end of period	$35,926	34,773

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$—	123
Cash paid during the period for:
Interest	69,560	64,138
Income taxes	400	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank) (collectively, the Company) and the Bank’s wholly-owned significant subsidiaries, ISB Mortgage Company LLC and ISB Asset Corporation.

In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2006.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Company’s audited consolidated financial statements and notes to consolidated financial statements included in Company’s June 30, 2005 Special Financial Report on Form 10-K.

2.	Stock Offering

The Company completed its initial public stock offering on October 11, 2005. The Company sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Investors Bancorp, MHC, the Company’s New Jersey chartered mutual holding company parent holds 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million recorded in the quarter ended December 31, 2005. Net proceeds from the initial offering were $509.7 million. Investors Bancorp, Inc. contributed $255.0 million of the net proceeds to Investors Savings Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.

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

4.	Earnings Per Share

The Company completed its initial public stock offering on October 11, 2005. Basic loss per common share has been calculated based on the net loss of $6.6 million from October 11, 2005 to December 31, 2005, the period during which common stock was outstanding, and weighted average common shares of 112,024,104 for the period. The number of shares for this purpose includes shares issued to Investors Bancorp, MHC but excludes unallocated ESOP shares.

5.	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	December 31,	June 30,
	2005	2005
	(In thousands)
Residential mortgage loans	$2,239,270	1,881,079
Multi-family and commercial	40,472	17,181
Construction loans	21,886	6,465
Consumer and other loans	112,101	81,641

Total loans	2,413,729	1,986,366

Premiums on purchased loans	17,070	14,113
Deferred loan fees, net	(1,198)	(881)
Allowance for loan losses	(6,019)	(5,694)

	$2,423,582	1,993,904

6.	Deposits

Deposits are summarized as follows:

	December 31,	June 30,
	2005	2005
	(In thousands)
Savings accounts	$246,225	271,071
Checking accounts	352,484	277,317
Money Market accounts	251,993	318,432

Total core deposits	850,702	866,820
Certificates of deposit	2,419,344	2,373,600

	$3,270,046	3,240,420

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the Company) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Executive Summary
     Investors Bancorp, Inc. is a Delaware-chartered mid-tier stock holding company whose most significant business activity is operating Investors Savings Bank. Investors Savings Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family, multi-family and commercial real estate mortgage loans and construction loans. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors which may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

     In connection with the completion of our initial public stock offering on October 11, 2005, Investors Bancorp, Inc. sold 51,627,094 shares of common stock, or 44.40% of its outstanding common stock, at a price of $10.00 per share, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Investors Bancorp, MHC, the Company’s New Jersey chartered mutual holding company parent holds 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. The Company also contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation. Net proceeds from the initial offering were $509.7 million of which the Company contributed $255.0 million to Investors Savings Bank.
     Our goal is to enhance shareholder value while building a strong retail banking franchise. We remain committed to our business strategy of reducing wholesale assets and liabilities, namely, securities and borrowings and replacing them with more retail assets and liabilities, namely, loans and deposits. During the six months ended December 31, 2005 we grew net loans, including loans held for sale by $427.7 million, an increase of approximately 21.4% over June 30, 2005. We attribute this growth to our continued focus on originating and purchasing residential and commercial mortgage loans.
     Deposits also grew by $29.6 million to $3.27 billion at December 31, 2005 from $3.24 billion at June 30, 2005. We attribute this growth in deposits to the attractiveness of both our high yield checking account product and our certificates of deposit. Growth and retention of all core deposits, but particularly savings and money market accounts, is challenging due to the significant increase in interest rates being offered by competitors to attract these deposits.
     Our securities and borrowing portfolios decreased $247.5 million and $373.5 million, respectively at December 31, 2005 from June 30, 2005 consistent with our plan to reduce wholesale assets and borrowings. When the short term investments we made with the proceeds from the stock offering matured, we used the maturing proceeds from the investments to reduce wholesale borrowings. Given the current flatness of the yield curve, we believe reducing or limiting the growth of wholesale borrowings is a prudent strategy.
     We reported a net loss of $4.9 million for the three months ended December 31, 2005 compared to net income of $10.8 million for the three months ended December 31, 2004. The primary reason for this reduction in net income is the $20.7 million pre-tax charitable contribution we made to the Investors Savings Bank Charitable Foundation.
     Short term interest rates increased throughout 2005 as the Federal Open Market Committee of the Federal Reserve Bank raised the Fed Funds or overnight lending rate at each of their scheduled meetings to 4.25% at December 31, 2005. Most recently, at their last meeting in January 2006, the Federal Reserve Bank raised the Fed Funds rate to 4.50%. While there has been some speculation recently that the Federal Reserve Bank may stop raising short term interest rates in 2006, we continue to anticipate the yield curve will remain flat throughout 2006. This flat yield curve environment and the fierce competition for deposits in the New Jersey market will continue to put pressure on our net interest income.

     Despite this pressure on our net interest income, our net interest margin increased to 2.12% and 2.05% for the three and six month periods ended December 31, 2005, respectively, compared to 1.89% and 1.90% for the three and six month periods ended December 31, 2004, respectively. We attribute this increase mainly to our continued focus on adding more retail assets and liabilities to our balance sheet. Our net interest spread increased to 1.74% from 1.73% for the six months ended December 31, 2005 compared to December 31, 2004 but fell to 1.68% from 1.71% for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.
     As we enter 2006 we will continue with our strategy of adding more retail assets and liabilities to our balance sheet. We expect the strategy will help improve the quality of our balance sheet.
Comparison of Financial Condition at December 31, 2005 and June 30, 2005
     Total Assets. Total assets increased by $133.5 million, or 2.7%, to $5.13 billion at December 31, 2005 from $4.99 billion at June 30, 2005. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio. The cash flow from our securities portfolio is being used to fund our loan growth which is consistent with our strategic plan.
     Cash and Cash Equivalents. Cash and cash equivalents decreased by $45.4 million, or 55.8%, to $35.9 million at December 31, 2005 from $81.3 million at June 30, 2005. This decrease is a result of utilizing cash to fund loan growth and repay maturing wholesale borrowings.
     Securities. Securities, both available-for-sale and held-to-maturity, decreased by $247.5 million, or 9.1%, to $2.47 billion at December 31, 2005, from $2.71 billion at June 30, 2005. This decrease is consistent with our strategy to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. The cash flows from our securities portfolio were used primarily to fund our loan growth.
     Net Loans. Net loans, including loans held for sale, increased by $427.7 million, or 21.4%, to $2.42 billion at December 31, 2005 from $2.00 billion at June 30, 2005. The majority of our loan growth was in residential mortgage loans. We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Company LLC and we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended December 31, 2005 we purchased loans totaling $388.7 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the six months ended December 31, 2005, we purchased loans totaling $70.5 million on a “bulk purchase” basis.
     Additionally, for the six months ended December 31, 2005, we originated $118.6 million in residential mortgage loans, $26.2 million in multi-family and commercial real estate loans and

$42.7 million in construction loans. These originations are consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.
     The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2005 was $200.2 million. The ability of borrowers’ to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss.
     The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
     Our asset quality improved in fiscal 2006. Total non-performing loans, defined as non-accruing loans, decreased by $3.1 million to $4.8 million at December 31, 2005 from $7.9 million at June 30, 2005. The ratio of non-performing loans to total loans was 0.20% at December 31, 2005 compared with 0.40% at June 30, 2005. The allowance for loan losses was $6.0 million or 125.4% of non-performing loans at December 31, 2005 compared with $5.7 million or 72.4% of non-performing loans at June 30, 2005. At December 31, 2005 our allowance for loan losses as a percentage of total loans was 0.25% compared to 0.29% at June 30, 2005.
     Although we believe we have established and maintained an adequate level of allowance for loan losses, additions may be necessary as commercial real estate lending increases and/or if future economic conditions differ substantially from the current operating environment. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
     Stock in the Federal Home Loan Bank and Other Assets. The amount of stock we own in the Federal Home loan Bank (FHLB) decreased by $8.4 million from $60.7 million at June 30, 2005 to $52.3 million at December 31, 2005 reflecting a lower stock ownership requirement which was primarily due to a decrease in our level of borrowings. There was also an increase in accrued interest receivable of $1.2 million resulting from an increase in interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets.
     Deposits. Deposits increased by $29.6 million, or 0.9%, to $3.27 billion at December 31, 2005 from $3.24 billion at June 30, 2005. The increase is primarily due to an increase in interest-bearing checking and time deposits of $71.6 million and $45.7 million, respectively, partially offset by a decrease in savings and money market accounts of $24.8 million and $66.4 million, respectively. We attribute the increase and shift in deposits to new products being offered and attractive rates on our CDs.
     Borrowed Funds. Borrowed funds decreased $373.5 million, or 28.4%, to $940.3 million at December 31, 2005 from $1.31 billion at June 30, 2005. This decrease was primarily a result of utilizing the proceeds from the stock offering to reduce higher cost, longer-term wholesale borrowings.
     Other Liabilities. Other liabilities decreased $2.3 million, or 11.3%, to $17.7 million at December 31, 2005, from $19.9 million at June 30, 2005. This decrease is due mainly due to a $2.1 million decrease in our accrued interest payable as a result of our lower borrowed funds.
     Stockholders’ Equity. Stockholders’ equity increased $479.6 million, or 117.6%, to $887.4 million at December 31, 2005 from $407.8 million at June 30, 2005. The increase in stockholders’ equity was primarily due to $525.2 million of capital raised in our initial public stock offering, which was completed on October 11, 2005. This was partially offset by the purchase of 4,254,072 shares for our employee stock ownership plan at a cost of $42.5 million.
Average Balance Sheets for the Three and Six Months ended December 31, 2005 and 2004
     The tables on the following pages present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months and six months ended December 31, 2005 and 2004. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets

	For Three Months Ended
	December 31, 2005				December 31, 2004
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Due from Banks	$176,800		1,658	3.75%	$21,275		118	2.22%
Repurchase Agreements	34,810		351	4.03%	—		—	—
Securities Available-for-Sale	620,622		6,554	4.22%	1,347,203		13,214	3.92%
Securities Held-to-Maturity	2,042,733		22,772	4.46%	2,282,495		24,751	4.34%
Net Loans	2,309,963		29,827	5.16%	1,411,805		18,118	5.13%
Stock in FHLB	58,729		763	5.20%	75,489		452	2.40%

Total Interest-earning Assets	5,243,657		61,925	4.72%	5,138,267		56,653	4.41%

Non-interest Earning Assets	135,011				140,602

Total Assets	$5,378,668				$5,278,869

Interest-bearing Liabilities:
Savings	$374,737		830	0.89%	$279,804		592	0.85%
Interest-bearing Checking	312,438		1,484	1.90%	216,097		612	1.13%
Money Market	268,122		897	1.34%	397,824		1,337	1.34%
Time Deposits	2,397,206		19,844	3.31%	2,362,928		14,492	2.45%
Borrowed Funds	1,141,045		11,141	3.91%	1,531,466		15,346	4.01%

Total interest-bearing liabilities	4,493,548		34,196	3.04%	4,788,119		32,379	2.70%

Non-interest Bearing Liabilities	59,747				76,369

Total Liabilities	4,553,295				4,864,488

Stockholders’ Equity	825,373				414,381

Total Liabilities and Stockholders’ Equity	$5,378,668				$5,278,869

Net Interest Income			27,729				24,274

Net Interest Rate Spread				1.68%				1.71%

Net Interest Earning Assets	$750,109				$350,148

Net Interest Margin				2.12%				1.89%

Ratio of interest-earning assets to total interest-bearing liabilities	1.17	X			1.07	X

INVESTORS BANCORP, INC. AND SUBSIDIARY
Comparative Average Balance Sheets

	For Six Months Ended
	December 31, 2005				December 31, 2004
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning Assets:
Due from Banks	$144,479		2,491	3.45%	$22,941		194	1.69%
Repurchase Agreements	32,773		613	3.74%	—		—	—
Securities Available-for-Sale	641,141		13,499	4.21%	1,378,296		26,850	3.90%
Securities Held-to-Maturity	2,033,956		44,654	4.39%	2,360,389		51,292	4.35%
Net Loans	2,202,165		56,377	5.12%	1,324,988		33,920	5.12%
Stock in FHLB	58,228		1,491	5.12%	78,264		886	2.26%

Total Interest-earning Assets	5,112,742		119,125	4.66%	5,164,878		113,142	4.38%

Non-interest Earning Assets	135,726				139,406

Total Assets	$5,248,468				$5,304,284

Interest-bearing Liabilities:
Savings	$424,205		1,835	0.87%	$283,199		1,198	0.85%
Interest-bearing Checking	297,582		2,644	1.78%	214,713		1,211	1.13%
Money Market	287,510		1,927	1.34%	405,791		2,728	1.34%
Time Deposits	2,402,719		38,365	3.19%	2,346,541		28,143	2.40%
Borrowed Funds	1,161,966		22,059	3.80%	1,570,673		30,701	3.91%

Total interest-bearing liabilities	4,573,982		66,830	2.92%	4,820,917		63,981	2.65%

Non-interest Bearing Liabilities	59,813				73,972

Total Liabilities	4,633,795				4,894,889

Stockholders’ Equity	614,673				409,395

Total Liabilities and Stockholders’ Equity	$5,248,468				$5,304,284

Net Interest Income			52,295				49,161

Net Interest Rate Spread				1.74%				1.73%

Net Interest Earning Assets	$538,760				$343,961

Net Interest Margin				2.05%				1.90%

Ratio of interest-earning assets to total interest-bearing liabilities	1.12	X			1.07	X

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004
     Net Income. Net income decreased by $15.7 million, to a net loss of $4.9 million for the three months ended December 31, 2005 from net income of $10.8 million for the three months ended December 31, 2004. This decrease is primarily attributed to the $20.7 million pre-tax charitable contribution to the Investors Savings Bank Charitable Foundation.
     Net Interest Income. Net interest income increased by $3.5 million, or 14.2%, to $27.7 million for the three months ended December 31, 2005 from $24.3 million for the three months ended December 31, 2004. The increase was caused primarily by a 31 basis point improvement in our yield on interest-earning assets to 4.72% for the three months ended December 31, 2005 from 4.41% for the three months ended December 31, 2004 and a reduction in the average balance of interest-bearing liabilities of $294.6 million, or 6.2%, to $4.49 billion for the three months ended December 31, 2005 from $4.79 billion for the three months ended December 31, 2004. This was partially offset by an increase in our cost of interest-bearing liabilities to 3.04% for the three months ended December 31, 2005 from 2.70% for the three months ended December 31, 2004.
     Interest and Dividend Income. Total interest and dividend income increased by $5.3 million, or 9.3%, to $61.9 million for the three months ended December 31, 2005 from $56.7 million for the three months ended December 31, 2004. This increase is primarily due to a 31 basis point increase in the weighted average yield on interest-earning assets to 4.72% for the three months ended December 31, 2005 compared to 4.41% for the three months ended December 31, 2004. In addition, the average balance of interest-earning assets increased $105.4 million, or 2.1%, to $5.24 billion for the three months ended December 31, 2005 from $5.14 billion for the three months ended December 31, 2004.
     Interest income on loans increased by $11.7 million, or 64.6%, to $29.8 million for the three months ended December 31, 2005 from $18.1 million for the three months ended December 31, 2004, reflecting an $898.2 million, or 63.6%, increase in the average balance of net loans to $2.31 billion for the three months ended December 31, 2005 from $1.41 billion for the three months ended December 31, 2004. In addition, the average yield on loans increased to 5.16% for the three months ended December 31, 2005 from 5.13% for the three months ended December 31, 2004.
     Interest income on all other interest-earning assets, excluding loans, decreased by $6.4 million, or 16.7%, to $32.1 million for the three months ended December 31, 2005 from $38.5 million for the three months ended December 31, 2004. This decrease reflected a $792.8 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 24 basis point increase in the average yield on investment securities and other interest-earning assets to 4.38% for the three months ended December 31, 2005 from 4.14% for the three months ended December 31, 2004. The yield on investment securities was negatively affected in 2004 by the accelerated write-off of premiums on mortgage-backed securities, caused by faster prepayments on the underlying mortgages when compared to 2005.

     Interest Expense. Total interest expense increased by $1.8 million, or 5.6%, to $34.2 million for the three months ended December 31, 2005 from $32.4 million for the three months ended December 31, 2004. This increase was primarily due to a 34 basis point increase in the weighted average cost of total interest-bearing liabilities to 3.04% for the three months ended December 31, 2005 compared to 2.70% for the three months ended December 31, 2004. This was partially offset by a $294.6 million, or 6.2%, decrease in the average balance of total interest-bearing liabilities to $4.49 billion for the three months ended December 31, 2005 from $4.79 billion for the three months ended December 31, 2004. Consistent with our strategic plan of reducing our reliance on wholesale funding, we reduced the average balance of wholesale borrowings during the three months ended December 31, 2005 by $390.4 million or 25.5%, to $1.14 billion for the three months ended December 31, 2005 from $1.53 billion for the three months ended December 31, 2004 which was partially offset by an increase in the average balance of interest-bearing deposits for the three months ended December 31, 2005 of $95.9 million to $3.35 billion.
     The average balance of core deposits (which consist of savings, money market and interest-bearing checking accounts) grew by $61.6 million to $955.3 million for the three months ended December 31, 2005 from $893.7 million for the three months ended December 31, 2004. Interest expense on savings and interest-bearing checking accounts increased $238,000 and $872,000, respectively, to $830,000 and $1.5 million, respectively, for the three months ended December 31, 2005 from $592,000 and $612,000, respectively, for the three months ended December 31, 2004. The increase in interest expense on savings and interest-bearing checking accounts was mainly attributed to growth in the average balances for these product types of $94.9 million and $96.3 million, respectively, to $374.7 million and $312.4 million, respectively, for the three months ended December 31, 2005. We attribute the growth in the average balance of savings accounts primarily to the stock subscription proceeds held during the subscription period. In addition, while the average cost of savings accounts increased 4 basis points to 0.89%, the average cost of interest-bearing checking accounts increased 77 basis points to 1.90% for the three months ended December 31, 2005. This increase in interest-bearing checking expense is attributed to the growth in our recently introduced Investors High Yield Checking Account. Interest expense on time deposits increased $5.4 million to $19.8 million for the three months ended December 31, 2005 from $14.5 million for the three months ended December 31, 2004. The average cost of time deposits increased 86 basis points to 3.31% for the three months ended December 31, 2005 from 2.45% for the three months ended December 31, 2004. In addition, the average balance of time deposits increased by $34.3 million to $2.40 billion for the three months ended December 31, 2005. Interest expense on money market accounts decreased by $440,000 to $897,000 for the three months ended December 31, 2005 from $1.3 million for the three months ended December 31, 2004. While the cost of money market accounts remained consistent at 1.34%, there was a $129.7 million, or 32.6%, decrease in the average balance of money market accounts to $268.1 million for the three months ended December 31, 2005 from $397.8 million for the three months ended December 31, 2004.
     Interest expense on borrowed funds decreased by $4.2 million, or 27.4%, to $11.1 million for the three months ended December 31, 2005 from $15.3 million for the three months ended December 31, 2004. The average balance of borrowed funds decreased by $390.4 million or 25.5%, to $1.14 billion for the three months ended December 31, 2005 from $1.53 billion for the three months ended December 31, 2004, which is primarily attributed to the restructuring of our balance sheet executed in March 2005. In the restructuring, the Company prepaid higher rate borrowings and sold lower yielding securities which resulted in charges to income of $54.0 million before taxes ($35.5 million after taxes). The average cost of borrowed funds decreased by 10 basis points to 3.91% for the three months ended December 31, 2005 from 4.01% for the three months ended December 31, 2004.
     Provision for Loan Losses. Our provision for loan losses was $100,000 for each of the three month periods ended December 31, 2005 and 2004. For the three months ended December 31, 2005, net recoveries totaled $104,000. There were no charge-offs or recoveries for the three months ended December 31, 2004. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2005 and June 30, 2005”.
     Other Income. Total other income decreased by $3.1 million to $2.0 million for the three months ended December 31, 2005 from $5.1 million for the three months ended December 31, 2004. This decrease was largely the result of income associated with our bank owned life insurance contract decreasing by $2.4 million to $1.3 million for the three months ended December 31, 2005 from $3.7 million for the three months ended December 31, 2004. During the three months ended December 31, 2004, the Bank received a life insurance death benefit of $3.3 million. In addition, there were no net gains on sales of securities during the three months ended December 31, 2005 compared to net gains on the sale of securities of $602,000 in the three months ended December 31, 2004.
     Operating Expenses. Total operating expenses increased by $22.8 million, or 154.0%, to $37.6 million for the three months ended December 31, 2005 from $14.8 million for the three months ended December 31, 2004. The increase is primarily attributed to the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation as part of our initial public stock offering. Compensation and fringe benefits also increased by $2.0 million, or 22.1%, to $11.0 million for the three months ended December 31, 2005. This increase is primarily due to the allocation of 141,802 ESOP shares for the calendar year 2005 resulting in a $1.5 million ESOP expense recorded during the three months ended December 31, 2005. We anticipate allocating approximately 142,000 ESOP shares at the end of each calendar year which will be charged to earnings each quarter based on the average price of our stock. Office occupancy and equipment also increased by $557,000 to $2.6 million for the three months ended December 31, 2005 from $2.1 million for the three months ended December 31, 2004. The principal causes of this increase were the addition of a new branch in March 2005 and normal increases in the cost of operating our branch network. Professional fees increased $148,000, or 49.0%, to $450,000 for the three months ended December 31, 2005 from $302,000 for the three months ended December 31, 2004. This increase is primarily attributed to additional professional fees associated with being a public company.
     Income Taxes. Income tax benefit was $3.0 million for the three months ended December 31, 2005 which is a direct result of the pre-tax loss for the period, as compared to income tax expense of $3.7 million for the three months ended December 31, 2004. Our effective tax benefit rate was 37.6% for the three months ended December 31, 2005, compared to an effective tax expense rate of 25.5% for the three months ended December 31, 2004.

Comparison of Operating Results for the Six Months Ended December 31, 2005 and 2004
     Net Income. Net income decreased by $17.8 million to net income of $1.0 million for the six months ended December 31, 2005 from net income of $18.8 million for the six months ended December 31, 2004. This decrease is primarily attributed to the $20.7 million pre-tax charitable contribution to the Investors Savings Bank Charitable Foundation.
     Net Interest Income. Net interest income increased by $3.1 million, or 6.4%, to $52.3 million for the six months ended December 31, 2005 from $49.2 million for the six months ended December 31, 2004. The increase was caused primarily by a 28 basis point improvement in our yield on interest-earning assets to 4.66% for the six months ended December 31, 2005 from 4.38% for the six months ended December 31, 2004 and a reduction in the average balance of interest-bearing liabilities of $246.9 million, or 5.1%, to $4.57 billion for the six months ended December 31, 2005 from $4.82 billion for the six months ended December 31, 2004. This was partially offset by an increase in our cost of interest-bearing liabilities to 2.92% for the six months ended December 31, 2005 from 2.65% for the six months ended December 31, 2004.
     Interest and Dividend Income. Total interest and dividend income increased by $6.0 million, or 5.3%, to $119.1 million for the six months ended December 31, 2005 from $113.1 million for the six months ended December 31, 2004. This increase is primarily due to a 28 basis point increase in the weighted average yield on interest-earning assets to 4.66% for the six months ended December 31, 2005 compared to 4.38% for the six months ended December 31, 2004. This was partially offset by a decrease in the average balance of interest-earning assets of $52.1 million, or 1.0%, to $5.11 billion for the six months ended December 31, 2005 from $5.16 billion for the six months ended December 31, 2004.
     Interest income on loans increased by $22.5 million, or 66.2%, to $56.4 million for the six months ended December 31, 2005 from $33.9 million for the six months ended December 31, 2004, reflecting an $877.2 million, or 66.2%, increase in the average balance of net loans to $2.20 billion for the six months ended December 31, 2005 from $1.32 billion for the six months ended December 31, 2004. The average yield on loans for the six months ended December 31, 2005 and 2004 remained consistent at 5.12%.
     Interest income on all other interest-earning assets, excluding loans, decreased by $16.5 million, or 20.8%, to $62.7 million for the six months ended December 31, 2005 from $79.2 million for the six months ended December 31, 2004. This decrease reflected a $929.3 million decrease in the average balance of securities and other interest-earning assets, partially offset by an 18 basis point increase in the average yield on investment securities and other interest-earning assets to 4.31% for the six months ended December 31, 2005 from 4.13% for the six months ended December 31, 2004.
     Interest Expense. Total interest expense increased by $2.8 million, or 4.5%, to $66.8 million for the six months ended December 31, 2005 from $64.0 million for the six months ended December 31, 2004. This increase was primarily due to a 27 basis point increase in the weighted average cost of total interest-bearing liabilities to 2.92% for the six months ended December 31, 2005 compared to 2.65% for the six months ended December 31, 2004. This was partially offset by a $246.9 million, or 5.1%, decrease in the average balance of total interest-bearing liabilities to $4.57 billion for the six months ended December 31, 2005 from $4.82 billion for the six months ended December 31, 2004. We reduced the average balance of wholesale borrowings during the six months ended December 31, 2005 by $408.7 million which was partially offset by an increase in the average balance of interest-bearing deposits for the six months ended December 31, 2005 of $161.8 million to $3.41 billion.
     The average balance of core deposits (which consist of savings, money market and interest-bearing checking accounts) grew by $105.6 million to $1.01 billion for the six months ended December 31, 2005 from $903.7 million for the six months ended December 31, 2004. Interest expense on savings and interest-bearing checking accounts increased $637,000 and $1.4 million, respectively, to $1.8 million and $2.6 million, respectively, for the six months ended December 31, 2005 from $1.2 million and $1.2 million, respectively, for the six months ended December 31, 2004. The increase in interest expense on savings and interest-bearing checking accounts was mainly attributed to growth in the average balances for these product types of $141.0 million and $82.9 million, respectively, to $424.2 million and $297.6 million, respectively, for the six months ended December 31, 2005. We attribute the growth in the average balances of savings accounts primarily to the stock subscription proceeds held during the subscription period. In addition, while the average cost of savings accounts increased 2 basis points to 0.87%, the average cost of interest-bearing checking accounts increased 65 basis points to 1.78% for the six months ended December 31, 2005. This increase in interest-bearing checking expense is attributed to the growth in our recently introduced Investors High Yield Checking Account. Interest expense on time deposits increased $10.2 million to $38.4 million for the six months ended December 31, 2005 from $28.1 million for the six months ended December 31, 2004. The average cost of time deposits increased 79 basis points to 3.19% for the six months ended December 31, 2005 from 2.40% for the six months ended December 31, 2004. In addition, the average balance of time deposits increased by $56.2 million to $2.40 billion for the six months ended December 31, 2005. Interest expense on money market accounts decreased by $801,000 to $1.9 million for the six months ended December 31, 2005 from $2.7 million for the six months ended December 31, 2004. While the cost of money market accounts remained consistent at 1.34%, there was a $118.3 million, or 29.1% decrease in the average balance of money market accounts to $287.5 million for the six months ended December 31, 2005 from $405.8 million for the six months ended December 31, 2004.
     Interest expense on borrowed funds decreased by $8.6 million, or 28.1%, to $22.1 million for the six months ended December 31, 2005 from $30.7 million for the six months ended December 31, 2004. The average balance of borrowed funds decreased by $408.7 million or 26.0%, to $1.16 billion for the six months ended December 31, 2005 from $1.57 billion for the six months ended December 31, 2004, which is primarily attributed to the restructuring of our balance sheet executed in March 2005. In the restructuring, the Company prepaid higher rate borrowings and sold lower yielding securities which resulted in charges to income of $54.0 million before taxes ($35.5 million after taxes). The average cost of borrowed funds decreased by 11 basis points to 3.80% for the six months ended December 31, 2005 from 3.91% for the six months ended December 31, 2004.

     Provision for Loan Losses. Our provision for loan losses was $200,000 for each of the six month periods ended December 31, 2005 and 2004. For the six months ended December 31, 2005 net recoveries totaled $125,000. There were net charge-offs of $5,000 for the six months ended December 31, 2004. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2005 and June 30, 2005”.
     Other Income. Total other income decreased by $4.3 million to $2.6 million for the six months ended December 31, 2005 from $6.9 million for the six months ended December 31, 2004. This decrease was largely the result of income associated with our bank owned life insurance contract decreasing by $3.6 million to $1.1 million for the six months ended December 31, 2005 from $4.7 million for the six months ended December 31, 2004. During the six months ended December 31, 2004, the Bank received a life insurance death benefit of $3.3 million. In addition, there were no net gains on sales of securities during the six months ended December 31, 2005 compared to net gains on the sale of securities of $602,000 in the six months ended December 31, 2004.
     Operating Expenses. Total operating expenses increased by $23.6 million, or 79.9%, to $53.2 million for the six months ended December 31, 2005 from $29.6 million for the six months ended December 31, 2004. The increase is primarily attributed to the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation as part of our initial public stock offering. Compensation and fringe benefits also increased by $3.2 million, or 18.5%, to $20.6 million for the six months ended December 31, 2005. This increase is primarily due to the allocation of 141,802 ESOP shares for the calendar year 2005 resulting in a $1.5 million ESOP expense recorded during the three months ended December 31, 2005. We anticipate allocating approximately 142,000 ESOP shares at the end of each calendar year which will be charged to earnings each quarter based on the average price of our stock. In addition, the increase also reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. Office occupancy and equipment also increased by $542,000 to $5.3 million for the six months ended December 31, 2005 from $4.7 million for the six months ended December 31, 2004. The principal causes of this increase were the addition of a new branch in March 2005 and normal increases in the cost of operating our branch network.
     Income Taxes. Income tax expense was $515,000 for the six months ended December 31, 2005, as compared to $7.5 million for the six months ended December 31, 2004. Our effective tax expense rate was 33.5% and 28.4% for the six months ended December 31, 2005 and 2004, respectively.
Liquidity and Capital Resources
     The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The

Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.
     At December 31, 2005 the Company had outstanding overnight borrowings from the FHLB of $14.5 million as compared to no outstanding overnight borrowings at June 30, 2005. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $940.3 million at December 31, 2005, a decrease from $1.31 billion at June 30, 2005. This decrease was primarily a result of utilizing the proceeds from the stock offering to reduce higher cost, longer-term wholesale borrowings.
     In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2005, outstanding commitments to originate loans totaled $221.7 million; outstanding unused lines of credit totaled $109.0 million; and outstanding commitments to sell loans totaled $13.3 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Time deposits scheduled to mature in one year or less totaled $1.82 billion at December 31, 2005. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
     The net proceeds from the Company’s stock offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans and repayment of higher-cost, longer-term wholesale borrowings. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net income. However, due to the increase in equity resulting from the net proceeds raised in the offering, return on equity will be adversely impacted following the offering.
     As of December 31, 2005, the Bank exceeded all regulatory capital requirements as follows:

	As of December 31, 2005
	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total capital (to risk-weighted assets)	$650,866	29.5%	$176,485	8.0%
Tier I capital (to risk-weighted assets)	644,847	29.2	88,243	4.0
Tier I capital (to average assets)	644,847	12.0	215,674	4.0
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
     Our provision for loan losses reflects probable losses resulting from the actual growth and change in composition of our loan portfolio. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio, the level of our non-performing loans and our charge-off experience.
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
     Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.
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
     The net interest income analysis uses data derived from a dynamic asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations such as interest rate floors and caps, and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve changed gradually over a one year period. Net interest income analysis also adjusts the dynamic asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
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
     Quantitative Analysis. The table below sets forth, as of December 31, 2005, the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the U.S. Treasury yield curve. Such changes to interest rates are calculated as an immediate and permanent change for the purpose of computing NPV and gradually changed over a one year period for the purpose of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
Change in				Estimated Net	Increase (Decrease) in Estimated
Interest Rates	Estimated	Estimated Increase (Decrease)		Interest	Net Interest Income
(basis points)	NPV(1)	Amount	Percent	Income(3)	Amount	Percent
			(Dollars in thousands)
+200bp	$724,779	$(237.355)	(24.7)%	$99,195	(9,666)	(8.88)%
0bp	962,134	—	—	108,861	—	—
-200bp	1,017,742	55,608	5.8%	120,128	11,267	10.35%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
     The table set forth above indicates at December 31, 2005, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 24.7% decrease in NPV and a $9.7 million decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 5.8% increase in NPV and a $11.3 million increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Part II — Other Information
Item 1. Legal Proceedings
     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes from the “Risk Factors” in the Company’s Prospectus filed with the Securities and Exchange Commission on August 19, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     As of December 31, 2004, all of the Company’s outstanding shares of common stock were owned by Investors Bancorp, MHC, the Company’s mutual holding company parent. Accordingly, as of such date, there was no public market for the common stock.
     In connection with its plan of stock issuance, the Company registered 53,175,907 shares of common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (File Number 333-125703). The registration statement was declared effective by the Securities and Exchange Commission on August 12, 2005.

     The stock offering, commenced on August 19, 2005 and was completed on September 12, 2005. On October 12, 2005, the Common stock began trading on the Nasdaq National Market under the symbol “ISBC.”
     In accordance with the plan of stock issuance and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of the Company’s savings bank subsidiary, Investors Savings Bank, the Bank’s employee stock ownership plan and members of the general public. Sandler O’Neill & Partners, L.P. was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill & Partners, L.P. received a fee equal to 1.0% of the dollar amount of the shares of common stock sold in the offering up to $200.0 million, plus 0.75% of the common stock sold in excess of $200.0 million but less than $400.0 million, plus 0.50% of the common stock sold in excess of $400.0 million. No fee was payable to Sandler O’Neill & Partners, L.P. with respect to shares purchased by officers, directors and employees or their immediate families, shares purchased by the employee stock ownership plan and shares issued to a charitable foundation established and funded in connection with the stock offering. No underwriting discounts, commissions or finders fees were paid in connection with the offering.
     The stock offering resulted in gross proceeds of $516,270,940, with the sale of 51,627,094 shares at a price of $10.00 per share. Expenses related to the offering were $6,584,000, including the fee paid to Sandler O’Neill & Partners, L.P.
     Net proceeds of the offering were $509.7 million. Approximately $254.7 million of the net proceeds of the offering were retained by the Company and $255.0 million were contributed to the Bank. The Company loaned $42.5 million to the Bank’s employee stock ownership plan to enable it to purchase 4,254,072 shares of common stock in the stock offering. The remainder of the net proceeds were temporarily invested in short term liquid investments and interest-bearing accounts.
     There were no sales of unregistered securities during the past three years.
     There were no issuer repurchases of securities during the past three years.
     There were no cash dividends declared on the common stock by the Company for the two most recent fiscal years.
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

Investors Bancorp, Inc.
Dated: February 14, 2006	/s/ Robert M. Cashill
Robert M. Cashill
President and Chief Executive Officer

Dated: February 14, 2006	/s/ Domenick A. Cama
Domenick A. Cama
Executive Vice President and Chief Financial Officer