Form 10-Q
period 2006-03-31
Investors Bancorp Inc
filed 2006-05-12
CIK 1326807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
Commission file number: 0-51557
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 JFK Parkway, Short Hills, New Jersey 07078
(Address of principal executive offices)
(973) 924-5100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer Yes ☐ No ☐ Accelerated Filer Yes ☐ No ☐ Non-Accelerated Filer Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of May 10, 2006, there were 116,275,688 shares of the registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 54.27% of the registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2006 (Unaudited) and June 30, 2005

	March 31,	June 30,
	2006	2005
	(In thousands)
Assets

Cash and cash equivalents	$24,539	81,329
Securities available-for-sale, at estimated fair value	559,128	673,951
Securities held-to-maturity, net (estimated fair value of $1,769,073 and $2,032,939 at March 31, 2006 and June 30, 2005, respectively)	1,824,780	2,040,882
Loans receivable, net	2,616,825	1,993,904
Loans held-for-sale	2,607	3,412
Stock in the Federal Home Loan Bank	55,834	60,688
Accrued interest receivable	21,150	18,263
Office properties and equipment, net	28,272	29,544
Net deferred tax asset	20,765	13,128
Bank owned life insurance contract	78,005	76,229
Other assets	956	1,423

Total assets	$5,232,861	4,992,753

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,291,215	3,240,420
Borrowed funds	1,019,247	1,313,769
Advance payments by borrowers for taxes and insurance	12,896	10,817
Other liabilities	16,527	19,920

Total liabilities	4,339,885	4,584,926

Stockholders’ equity:
Preferred stock, $0.01 par value, 500,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued and outstanding at March 31, 2006, and $0.10 par value, 3,000 shares authorized; 50 issued and outstanding at June 30, 2005	532	—
Additional paid-in capital	524,751	25
Unallocated common stock held by the employee stock ownership plan	(41,123)	—
Retained earnings	419,953	411,219
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(10,036)	(2,316)
Minimum pension liability, net of tax	(1,101)	(1,101)

	(11,137)	(3,417)

Total stockholders’ equity	892,976	407,827

Total liabilities and stockholders’ equity	$5,232,861	4,992,753

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$33,177	19,604	89,554	53,524
Securities:
Government-sponsored enterprise obligations	1,341	1,466	5,505	4,155
Mortgage-backed securities	23,878	35,120	74,542	109,085
Equity securities available-for-sale	460	464	1,370	1,302
Municipal bonds and other debt	2,105	344	4,520	994
Interest-bearing deposits	184	149	2,675	343
Repurchase agreements	—	—	613	—
Federal Home Loan Bank stock	756	577	2,247	1,463

Total interest and dividend income	61,901	57,724	181,026	170,866

Interest expense:
Deposits	24,343	17,551	69,114	50,831
Secured borrowings	10,187	14,982	32,246	45,683

Total interest expense	34,530	32,533	101,360	96,514

Net interest income	27,371	25,191	79,666	74,352
Provision for loan losses	200	200	400	400

Net interest income after provision for loan losses	27,171	24,991	79,266	73,952

Other income (loss):
Fees and service charges	598	559	1,886	1,778
Increase (decrease) in and death benefits on bank owned life insurance contract	646	(361)	1,776	4,333
Gain on sales of mortgage loans, net	93	136	232	382
Loss on securities transactions, net	—	(10,352)	—	(9,750)
Gain on sale of other real estate owned, net	—	7	5	12
Other income	21	59	62	176

Total other income (loss)	1,358	(9,952)	3,961	(3,069)

Operating expenses:
Compensation and fringe benefits	10,696	9,282	31,323	26,693
Advertising and promotional expense	666	701	1,752	2,161
Office occupancy and equipment expense	2,528	2,605	7,797	7,332
Federal insurance premiums	141	117	359	354
Stationery, printing, supplies and telephone	419	361	1,327	1,323
Legal, audit, accounting, and supervisory examination fees	384	309	1,183	981
Data processing service fees	910	852	2,726	2,584
Amortization of premium on deposit acquisition	—	130	—	1,102
Loss on early extinguishment of debt	—	43,616	—	43,616
Contribution to charitable foundation	—	—	20,651	—
Other operating expenses	1,113	792	2,900	2,177

Total operating expenses	16,857	58,765	70,018	88,323

Income (loss) before income tax expense (benefit)	11,672	(43,726)	13,209	(17,440)
Income tax expense (benefit)	3,960	(14,770)	4,475	(7,299)

Net income (loss)	$7,712	(28,956)	8,734	(10,141)

Earnings per share — basic and diluted	$0.07	n/a	n/a	n/a
Weighted average shares outstanding — basic and diluted	112,163,418	n/a	n/a	n/a
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2006 and 2005
(Unaudited)

					Accumulated other
					comprehensive loss
		Additional	Unallocated		Unrealized	Minimum	Total
	Common	paid-in	common stock	Retained	losses on	pension	stockholders’
	stock	capital	Held by ESOP	earnings	securities	liability	equity
	(In thousands)
Balance at June 30, 2004	$—	25	—	414,361	(11,968)	(755)	401,663

Comprehensive loss:
Net loss	—	—	—	(10,141)	—	—	(10,141)
Unrealized loss on securities available- for-sale, net of tax benefit of $214	—	—	—	—	(383)	—	(383)
Reclassification adjustment for losses included in net income, net of tax of $3,885	—	—	—	—	6,778	—	6,778

Comprehensive loss							(3,746)

Balance at March 31, 2005	$—	25	—	404,220	(5,573)	(755)	397,917

Balance at June 30, 2005	$—	25	—	411,219	(2,316)	(1,101)	407,827

Comprehensive income:
Net income	—	—	—	8,734	—	—	8,734
Unrealized loss on securities available- for-sale, net of tax benefit of $5,356	—	—	—	—	(7,720)	—	(7,720)

Comprehensive income							1,014

Sale of 53,175,907 shares of common stock in the initial public offering and issuance of 63,099,781 shares to the mutual holding company	532	524,642	—	—	—	—	525,174
Purchase of common stock by the ESOP	—	—	(42,541)	—	—	—	(42,541)
Allocation of ESOP stock	—	84	1,418	—	—	—	1,502

Balance at March 31, 2006	$532	524,751	(41,123)	419,953	(10,036)	(1,101)	892,976

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,734	(10,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contribution of stock to charitable foundation	15,488	—
Allocation of ESOP shares	1,502	—
Amortization of premiums and accretion of discounts on securities, net	888	10,160
Amortization of premium on deposit acquisition	—	1,102
Provision for loan losses	400	400
Depreciation and amortization of office properties and equipment	2,199	2,279
Loss on securities transactions, net	—	9,750
Loss on early extinguishment of debt	—	43,616
Mortgage loans originated for sale	(21,323)	(44,923)
Proceeds from mortgage loan sales	22,360	42,862
Gain on sales of mortgage loans, net	(232)	(382)
Proceed from sales of other real estate ownd	5	166
Net gain on sales of other real estate owned	(5)	(12)
Death benefits on bank owned life insurance contract	—	(2,732)
Increase in bank owned life insurance contract	(1,776)	(1,601)
(Increase) decrease in accrued interest	(2,887)	4,018
Deferred tax benefit	(2,280)	(2,201)
Decrease (increase) in other assets	467	(3,264)
Decrease in other liabilities	(3,393)	(21,281)

Total adjustments	11,413	37,957

Net cash provided by operating activities	20,147	27,816

Cash flows from investing activities:
Net increase in loans receivable	(623,321)	(558,743)
Purchases of mortgage-backed securities held-to-maturity	(39,458)	(260,782)
Purchases of debt securities held-to-maturity	(344,484)	(17,000)
Purchases of mortgage-backed securities available-for-sale	—	(62,175)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	373,839	515,154
Proceeds from calls/maturities on debt securities held-to-maturity	225,397	25,328
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	101,666	204,539
Proceeds from sales of mortgage-backed securities held-to-maturity	—	46,942
Proceeds from sales of mortgage-backed securities available-for-sale	—	470,828
Proceeds from sale of equity securities available-for-sale	—	20,729
Proceeds from redemptions of Federal Home Loan Bank stock	62,807	74,776
Purchases of Federal Home Loan Bank stock	(57,953)	(47,500)
Purchases of office properties and equipment	(927)	(5,980)
Proceeds from death benefits on bank owned life insurance contract	—	3,291

Net cash (used in) provided by investing activities	(302,434)	409,407

Cash flows from financing activities:
Net increase in deposits	50,795	6,502
Net proceeds from sale of common stock	509,686	—
Loan to ESOP	(42,541)	—
Net increase in funds borrowed under short-term repurchase agreements	250,000	55,000
Proceeds from funds borrowed under other repurchase agreements	—	420,000
Repayments of funds borrowed under other repurchase agreements	(515,000)	(947,616)
(Repayments of) proceeds from Federal Home Loan Bank advances	(29,522)	18,478
Net increase in advance payments by borrowers for taxes and insurance	2,079	2,004

Net cash provided by (used in) financing activities	225,497	(445,632)

Net decrease in cash and cash equivalents	(56,790)	(8,409)
Cash and cash equivalents at beginning of period	81,329	37,653

Cash and cash equivalents at end of period	$24,539	29,244

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$—	123
Cash paid during the period for:
Interest	104,437	96,514
Income taxes	5,022	15,700
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank) (collectively, the Company) and the Bank’s wholly-owned significant subsidiaries, ISB Mortgage Company LLC and ISB Asset Corporation.

In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2006.

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

The Company completed its initial public stock offering on October 11, 2005. The Company sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Investors Bancorp, MHC, the Company’s New Jersey chartered mutual holding company parent holds 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of its common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million recorded in the quarter ended December 31, 2005. Net proceeds from the initial offering were $509.7 million. Investors Bancorp, Inc. contributed $255.0 million of the net proceeds to Investors Savings Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.

3.	Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards (“SFAS”) No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on our financial condition or results of operations.

4.	Earnings Per Share

The Company completed its initial public stock offering on October 11, 2005. Basic and diluted earnings per common share for the three months ended March 31, 2006 were $0.07, calculated using the weighted average common shares of 112,163,418 for the period. The number of shares for this purpose includes shares issued to Investors Bancorp, MHC but excludes unallocated ESOP shares.

5.	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	March 31,	June 30,
	2006	2005
	(In thousands)
Residential mortgage loans	$2,400,234	1,881,079
Multi-family and commercial	42,366	17,181
Construction loans	41,692	6,465
Consumer and other loans	121,673	81,641

Total loans	2,605,965	1,986,366

Premiums on purchased loans	18,460	14,113
Deferred loan fees, net	(1,429)	(881)
Allowance for loan losses	(6,171)	(5,694)

	$2,616,825	1,993,904

6.	Deposits

Deposits are summarized as follows:

	March 31,	June 30,
	2006	2005
	(In thousands)
Savings acounts	$239,285	271,071
Checking accounts	343,480	277,317
Money market accounts	219,191	318,432

Total core deposits	801,956	866,820
Certificates of deposit	2,489,259	2,373,600

	$3,291,215	3,240,420

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Executive Summary
Investors Bancorp, Inc. is a Delaware-chartered mid-tier stock holding company whose most significant business activity is operating Investors Savings Bank. Investors Savings Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family, multi-family and commercial real estate mortgage loans and construction loans . Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors which may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.
Our goal is to enhance shareholder value while building a strong retail banking franchise. We remain committed to our business strategy of reducing wholesale assets and liabilities, namely, securities and borrowings, and replacing them with more retail assets and liabilities, namely, loans and deposits. During the nine months ended March 31, 2006 we grew net loans, including loans held for sale by $622.1 million, an increase of approximately 31.1% over June 30, 2005. We attribute this growth to our continued focus on originating and purchasing residential and commercial mortgage loans.
Deposits also grew by $50.8 million to $3.29 billion at March 31, 2006 from $3.24 billion at June 30, 2005. We attribute this growth in deposits to the attractiveness of both our high yield checking account product and our certificates of deposit. Growth and retention of all core deposits, but particularly savings and money market accounts, is challenging due to the significant increase in interest rates being offered by competitors to attract these deposits.

Our securities and borrowing portfolios decreased $330.9 million and $294.5 million, respectively at March 31, 2006 from June 30, 2005 consistent with our plan to reduce wholesale assets and borrowings. We believe reducing or limiting the growth of wholesale borrowings, especially in the current flat yield curve environment, is a prudent strategy.
We reported net income of $7.7 million for the three months ended March 31, 2006 compared to a net loss of $29.0 million for the three months ended March 31, 2005.
Short term interest rates continued to increase during the most recent quarter. The Federal Open Market Committee of the Federal Reserve Bank raised the Fed Funds or overnight lending rate to 5.0% at its May 10, 2006 meeting, making it the sixteenth consecutive increase. While the yield curve recently took on a more positive slope and both short term and long term rates reached their highest level in almost four years, the curve is still relatively flat and we believe it will remain that way throughout 2006. This interest rate environment and the fierce competition for deposits in our marketplace will continue to put pressure on our net interest income.
Despite this pressure on our net interest income, our net interest margin increased to 2.17% and 2.09% for the three and nine month periods ended March 31, 2006, respectively, compared to 1.94% and 1.92% for the three and nine month periods ended March 31, 2005, respectively. We attribute this increase to the additional capital raised in our intial public stock offering, our continued focus on adding more retail assets and liabilities to our balance sheet and the restructuring transaction we executed in March 2005. As part of that restructuring transaction we repaid $448.0 million in FHLB borrowings and sold approximately $500.0 million of securities with a book yield of 4.00% or less, to fund the repayment of these borrowings. Our net interest spread fell to 1.64% and 1.71% for the three and nine month periods ended March 31, 2006, respectively, compared to 1.76% and 1.74% for the three and nine month periods ended March 31, 2005, respectively.
For the remainder of 2006 we will remain focused on our strategy of adding more retail assets and liabilities to our balance sheet. We expect this strategy will help to improve the quality of the balance sheet and will help position us to improve earnings when and if the yield curve assumes a more positive shape.
Comparison of Financial Condition at March 31, 2006 and June 30, 2005
Total Assets. Total assets increased by $240.1 million, or 4.8%, to $5.23 billion at March 31, 2006 from $4.99 billion at June 30, 2005. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio. The cash flow from our securities portfolio is being used to fund our loan growth which is consistent with our strategic plan.
Cash and Cash Equivalents. Cash and cash equivalents decreased by $56.8 million, or 69.8%, to $24.5 million at March 31, 2006 from $81.3 million at June 30, 2005. This decrease is a result of utilizing cash to fund loan growth and repay maturing wholesale borrowings.

Securities. Securities, both available-for-sale and held-to-maturity, decreased by $330.9 million, or 12.2%, to $2.38 billion at March 31, 2006, from $2.71 billion at June 30, 2005. This decrease is consistent with our strategy to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. The cash flows from our securities portfolio were used primarily to fund our loan growth.
Net Loans. Net loans, including loans held for sale, increased by $622.1 million, or 31.1%, to $2.62 billion at March 31, 2006 from $2.00 billion at June 30, 2005. The majority of our loan growth was in residential mortgage loans. We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months ended March 31, 2006, we purchased loans totaling $565.3 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the nine months ended March 31, 2006, we purchased loans totaling $94.6 million on a “bulk purchase” basis.
Additionally, for the nine months ended March 31, 2006, we originated $28.7 million in multi-family and commercial real estate loans and $65.8 million in construction loans. These originations are consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at March 31, 2006 was $229.9 million. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
Our asset quality continues to improve in fiscal 2006. Total non-performing loans, defined as non-accruing loans, decreased by $3.7 million to $4.2 million at March 31, 2006 from $7.9 million at June 30, 2005. The ratio of non-performing loans to total loans was 0.16% at March 31, 2006 compared with 0.40% at June 30, 2005. The allowance for loan losses as a percentage of non-performing loans was 147.77% at March 31, 2006 compared with 72.41% at June 30, 2005. At March 31, 2006 our allowance for loan losses as a percentage of total loans was 0.24% compared to 0.29% at June 30, 2005.

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
Stock in the Federal Home Loan Bank and Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) decreased by $4.9 million from $60.7 million at June 30, 2005 to $55.8 million at March 31, 2006 reflecting a lower stock ownership requirement which was primarily due to a decrease in our level of borrowings. There was also an increase in accrued interest receivable of $2.9 million resulting from an increase in interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets.
Deposits. Deposits increased by $50.8 million, or 1.6%, to $3.29 billion at March 31, 2006 from $3.24 billion at June 30, 2005. The increase was primarily due to an increase in interest-bearing checking and time deposits of $62.0 million and $115.7 million, respectively, partially offset by a decrease in savings and money market accounts of $31.8 million and $99.2 million, respectively. We attribute the increase and shift in deposits to new products being offered and higher rates on our CD’s in response to consumer demands.
Borrowed Funds. Borrowed funds decreased $294.5 million, or 22.4%, to $1.02 billion at March 31, 2006 from $1.31 billion at June 30, 2005. This decrease was primarily a result of utilizing the proceeds from the stock offering to reduce higher cost, longer-term wholesale borrowings.
Other Liabilities. Other liabilities decreased $3.4 million, or 17.0%, to $16.5 million at March 31, 2006 from $19.9 million at June 30, 2005. This decrease is due mainly due to a $2.4 million decrease in accrued interest payable as a result of the decrease in borrowed funds.
Stockholders’ Equity. Stockholders’ equity increased $485.1 million, or 119.0%, to $893.0 million at March 31, 2006 from $407.8 million at June 30, 2005. The increase in stockholders’ equity was primarily due to $525.3 million of capital raised in our initial public stock offering, which was completed on October 11, 2005. This was partially offset by the purchase of 4,254,072 shares for our employee stock ownership plan at a cost of $42.5 million.
Average Balance Sheets for the Three and Nine Months ended March 31, 2006 and 2005
The tables on the following pages present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months and nine months ended March 31, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Average Balance Sheet and Yield/Rate Information
Three months ended March 31, 2006 and 2005

	For Three Months Ended
	March 31, 2006				March 31, 2005
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks	$21,399		$184	3.44%	$16,850		$149	3.54%
Securities available-for-sale	590,557		6,309	4.27%	1,232,448		12,310	4.00%
Securities held-to-maturity	1,855,879		21,475	4.63%	2,307,974		25,084	4.35%
Net loans	2,526,027		33,177	5.25%	1,554,336		19,604	5.04%
Stock in FHLB	54,265		756	5.57%	74,592		577	3.09%

Total interest-earning assets	5,048,127		61,901	4.90%	5,186,200		57,724	4.45%

Non-interest earning assets	136,258				139,669

Total assets	$5,184,385				$5,325,869

Interest-bearing liabilities:
Savings	$242,607		500	0.82%	$277,876		575	0.83%
Interest-bearing checking	310,379		1,562	2.01%	212,009		588	1.11%
Money market accounts	234,939		770	1.31%	371,839		1,221	1.31%
Certificates of deposit	2,449,034		21,511	3.51%	2,384,017		15,167	2.54%
Borrowed funds	1,000,433		10,187	4.07%	1,595,646		14,982	3.76%

Total interest-bearing liabilities	4,237,392		34,530	3.26%	4,841,387		32,533	2.69%

Non-interest bearing liabilities	62,264				79,111

Total liabilities	4,299,656				4,920,498

Stockholders’ equity	884,729				405,371

Total liabilities and stockholders’ equity	$5,184,385				$5,325,869

Net interest income			$27,371				$25,191

Net interest rate spread				1.64%				1.76%

Net interest earning assets	$810,735				$344,813

Net interest margin				2.17%				1.94%

Ratio of interest-earning assets to total interest- bearing liabilities	1.19	X			1.07	X

INVESTORS BANCORP, INC. AND SUBSIDIARY
Average Balance Sheet and Yield/Rate Information
Nine months ended March 31, 2006 and 2005

	For Nine Months Ended
	March 31, 2006				March 31, 2005
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks	$103,433		$2,675	3.45%	$20,916		$343	2.19%
Repurchase agreements	21,849		613	3.74%	—		—	—
Securities available-for-sale	624,285		19,809	4.23%	1,326,722		39,160	3.94%
Securities held-to-maturity	1,974,576		66,129	4.47%	2,344,685		76,376	4.34%
Net loans	2,310,207		89,553	5.17%	1,401,132		53,524	5.09%
Stock in FHLB	56,909		2,247	5.26%	77,057		1,463	2.53%

Total interest-earning assets	5,091,259		181,026	4.74%	5,170,512		170,866	4.41%

Non-interest earning assets	135,903				142,084

Total assets	$5,227,162				$5,312,596

Interest-bearing liabilities:
Savings	$363,670		2,335	0.86%	$281,437		1,773	0.84%
Interest-bearing checking	301,786		4,206	1.86%	213,820		1,799	1.12%
Money market accounts	269,985		2,697	1.33%	394,484		3,949	1.33%
Certificates of deposit	2,418,144		59,876	3.30%	2,358,996		43,310	2.45%
Borrowed funds	1,108,272		32,246	3.88%	1,579,222		45,683	3.86%

Total interest-bearing liabilities	4,461,857		101,360	3.03%	4,827,959		96,514	2.67%

Non-interest bearing liabilities	60,610				75,674

Total liabilities	4,522,467				4,903,633

Stockholders’ equity	704,695				408,963

Total liabilities and stockholders’ equity	$5,227,162				$5,312,596

Net interest income			$79,666				$74,352

Net interest rate spread				1.71%				1.74%

Net interest earning assets	$629,402				$342,553

Net interest margin				2.09%				1.92%

Ratio of interest-earning assets to total interest- bearing liabilities	1.14	X			1.07	X

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
Net Income. Operating results improved by $36.7 million, to a net income of $7.7 million for the three months ended March 31, 2006 from a net loss of $29.0 million for the three months ended March 31, 2005. In March 2005, the Company executed a restructuring transaction in which it repaid $448.0 million in FHLB borrowings and sold approximately $500.0 million of securities with a book yield of 4.00% or less, to fund the repayment of these borrowings. This restructuring transaction resulted in charges to income of $54.0 million before taxes ($35.5 million after taxes) consisting of the losses on prepayment of the borrowings and sale of securities.
Net Interest Income. Net interest income increased by $2.2 million, or 8.7%, to $27.4 million for the three months ended March 31, 2006 from $25.2 million for the three months ended March 31, 2005. The increase was caused primarily by a 45 basis point improvement in our yield on interest-earning assets to 4.90% for the three months ended March 31, 2006 from 4.45% for the three months ended March 31, 2005 and a reduction in the average balance of interest-bearing liabilities of $604.0 million, or 12.5%, to $4.24 billion for the three months ended March 31, 2006 from $4.84 billion for the three months ended March 31, 2005. This was partially offset by an increase in our cost of interest-bearing liabilities to 3.26% for the three months ended March 31, 2006 from 2.69% for the three months ended March 31, 2005.
Interest and Dividend Income. Total interest and dividend income increased by $4.2 million, or 7.2%, to $61.9 million for the three months ended March 31, 2006 from $57.7 million for the three months ended March 31, 2005. This increase was primarily due to a 45 basis point increase in the weighted average yield on interest-earning assets to 4.90% for the three months ended March 31, 2006 compared to 4.45% for the three months ended March 31, 2005, partially offset by a $138.1 million, or 2.7%, decrease in the average balance of interest-earning assets to $5.05 billion for the three months ended March 31, 2006 from $5.19 billion for the three months ended March 31, 2005.
Interest income on loans increased by $13.6 million, or 69.2%, to $33.2 million for the three months ended March 31, 2006 from $19.6 million for the three months ended March 31, 2005, reflecting a $971.7 million, or 62.5%, increase in the average balance of net loans to $2.53 billion for the three months ended March 31, 2006 from $1.55 billion for the three months ended March 31, 2005. In addition, the average yield on loans increased to 5.25% for the three months ended March 31, 2006 from 5.04% for the three months ended March 31, 2005.
Interest income on all other interest-earning assets, excluding loans, decreased by $9.4 million, or 24.7%, to $28.7 million for the three months ended March 31, 2006 from $38.1 million for the three months ended March 31, 2005. This decrease reflected a $1.11 billion decrease in the average balance of securities and other interest-earning assets, partially offset by a 36 basis point increase in the average yield on securities and other interest-earning assets to 4.56% for the three months ended March 31, 2006 from 4.20% for the three months ended March 31, 2005. The yield on securities was negatively affected in 2005 by the accelerated write-off of premiums on mortgage-backed securities, caused by faster prepayments on the underlying mortgages when compared to 2006.

Interest Expense. Total interest expense increased by $2.0 million, or 6.1%, to $34.5 million for the three months ended March 31, 2006 from $32.5 million for the three months ended March 31, 2005. This increase was primarily due to a 57 basis point increase in the weighted average cost of total interest-bearing liabilities to 3.26% for the three months ended March 31, 2006 compared to 2.69% for the three months ended March 31, 2005. This was partially offset by a $604.0 million, or 12.5%, decrease in the average balance of total interest-bearing liabilities to $4.24 billion for the three months ended March 31, 2006 from $4.84 billion for the three months ended March 31, 2005. Consistent with our strategic plan of reducing our reliance on wholesale funding, the average balance of wholesale borrowings decreased by $595.2 million for the three months ended March 31, 2006 compared to the average balance for the three months ended March 31, 2005.
The average balance of core deposits (which consist of savings, money market and interest-bearing checking accounts) decreased by $73.8 million to $787.9 million for the three months ended March 31, 2006 from $861.7 million for the three months ended March 31, 2005. Interest expense on interest-bearing checking accounts increased $974,000 to $1.6 million for the three months ended March 31, 2006 from $588,000 for the three months ended March 31, 2005. The increase in interest expense on interest-bearing checking accounts was primarily due to growth of $98.4 million in the average balance of interest-bearing checking accounts to $310.4 million for the three months ended March 31, 2006. In addition, the average cost of interest-bearing checking accounts increased 90 basis points to 2.01% for the three months ended March 31, 2006. This increase in interest-bearing checking expense is attributed to the growth in our recently introduced Investors High Yield Checking Account. Interest expense on certificates of deposit increased $6.3 million to $21.5 million for the three months ended March 31, 2006 from $15.2 million for the three months ended March 31, 2005. The average cost of certificates of deposit increased 97 basis points to 3.51% for the three months ended March 31, 2006 from 2.54% for the three months ended March 31, 2005. In addition, the average balance of certificates of deposit increased by $65.0 million to $2.45 billion for the three months ended March 31, 2006. Interest expense on savings and money market accounts decreased by $75,000 and $451,000, respectively, to $500,000 and $770,000, respectively, for the three months ended March 31, 2006 from $575,000 and $1.2 million, respectively, for the three months ended March 31, 2005. The decrease in interest expense on savings accounts was primarily due to a decrease in the average balance of savings accounts of $35.3 million to $242.6 million for the three months ended March 31, 2006 from $277.9 million for the three months ended March 31, 2005, partially offset by a 1 basis point decrease in the average cost of savings to 0.82% for the three months ended March 31, 2006. While the cost of money market accounts remained consistent at 1.31%, there was a $136.9 million, or 36.8%, decrease in the average balance of money market accounts to $234.9 million for the three months ended March 31, 2006 from $371.8 million for the three months ended March 31, 2005.
Interest expense on borrowed funds decreased by $4.8 million, or 32.0%, to $10.2 million for the three months ended March 31, 2006 from $15.0 million for the three months ended March 31, 2005. The average balance of borrowed funds decreased by $595.2 million or 37.3%, to $1.00 billion for the three months ended March 31, 2006 from $1.60 billion for the three months ended March 31, 2005, which was primarily attributed to the utilization of the proceeds from our initial public stock offering to reduce higher cost wholesale borrowings and the restructuring that took place in March 2005 in which the Company repaid wholesale borrowings. The average cost of borrowed funds increased by 31 basis points to 4.07% for the three months ended March 31, 2006 from 3.76% for the three months ended March 31, 2005.
Provision for Loan Losses. Our provision for loan losses was $200,000 for each of the three month periods ended March 31, 2006 and 2005. There were net charge-offs of $48,000 and $63,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2006 and June 30, 2005”.
Other Income (Loss). Total other income (loss) increased by $11.3 million to $1.4 million for the three months ended March 31, 2006 from a loss of $10.0 million for the three months ended March 31, 2005. There were no gains or losses on sales of securities during the three months ended March 31, 2006 compared to a net loss on the sale of securities of $10.4 million in the three months ended March 31, 2005 primarily due to the restructuring transaction.
Operating Expenses. Total operating expenses decreased by $41.9 million, or 71.3%, to $16.9 million for the three months ended March 31, 2006 from $58.8 million for the three months ended March 31, 2005. The most significant cause of the decrease was the balance sheet restructuring in which a loss of $43.6 million on the early extinguishment of debt was realized in the three-month period ended March 31, 2005. This decrease was partially offset by an increase in compensation and fringe benefits of $1.4 million, or 15.2%, to $10.7 million for the three months ended March 31, 2006. This increase included $439,000 in ESOP expenses recorded during the three months ended March 31, 2006. In addition, the increase also reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. Professional fees also increased $75,000, or 24.3%, to $384,000 for the three months ended March 31, 2006 from $309,000 for the three months ended March 31, 2005. This increase was primarily attributed to additional professional fees associated with being a public company.
Income Taxes. Income tax expense was $4.0 million for the three months ended March 31, 2006, as compared to income tax benefit of $14.8 million for the three months ended March 31, 2005. Our effective tax expense rate was 33.9% for the three months ended March 31, 2006, compared to an effective tax benefit rate of 33.8% for the three months ended March 31, 2005.
Comparison of Operating Results for the Nine Months Ended March 31, 2006 and 2005
Net Income. Operating results improved by $18.9 million, to net income of $8.7 million for the nine months ended March 31, 2006 from a net loss of $10.1 million for the nine months ended March 31, 2005. The Company’s results of operations for the nine month period ended March 31, 2006 were negatively impacted by a $20.7 million pre-tax charitable contribution expense and positively impacted by the investment of stock subscription proceeds received in its initial public offering. With respect to the prior fiscal year, in March 2005 the Company executed a restructuring transaction in which it repaid $448.0 million in FHLB borrowings and sold approximately $500.0 million of securities with a book yield of 4.00% or less, to fund the repayment of these borrowings. This restructuring transaction resulted in charges to income of

$54.0 million before taxes ($35.5 million after taxes) consisting of the losses on prepayment of the borrowings and sale of the securities.
Net Interest Income. Net interest income increased by $5.3 million, or 7.1%, to $79.7 million for the nine months ended March 31, 2006 from $74.4 million for the nine months ended March 31, 2005. The increase was caused primarily by a 33 basis point improvement in our yield on interest-earning assets to 4.74% for the nine months ended March 31, 2006 from 4.41% for the nine months ended March 31, 2005 and a reduction in the average balance of interest-bearing liabilities of $366.1 million, or 7.6%, to $4.46 billion for the nine months ended March 31, 2006 from $4.83 billion for the nine months ended March 31, 2005. This was partially offset by an increase in our cost of interest-bearing liabilities to 3.03% for the nine months ended March 31, 2006 from 2.67% for the nine months ended March 31, 2005.
Interest and Dividend Income. Total interest and dividend income increased by $10.2 million, or 5.9%, to $181.0 million for the nine months ended March 31, 2006 from $170.9 million for the nine months ended March 31, 2005. This increase was primarily due to a 33 basis point increase in the weighted average yield on interest-earning assets to 4.74% for the nine months ended March 31, 2006 compared to 4.41% for the nine months ended March 31, 2005. This was partially offset by a decrease in the average balance of interest-earning assets of $79.3 million, or 1.5%, to $5.09 billion for the nine months ended March 31, 2006 from $5.17 billion for the nine months ended March 31, 2005.
Interest income on loans increased by $36.0 million, or 67.3%, to $89.6 million for the nine months ended March 31, 2006 from $53.5 million for the nine months ended March 31, 2005, reflecting a $909.1 million, or 64.9%, increase in the average balance of net loans to $2.31 billion for the nine months ended March 31, 2006 from $1.40 billion for the nine months ended March 31, 2005. In addition, the average yield on loans increased to 5.17% for the nine months ended March 31, 2006 from 5.09% for the nine months ended March 31, 2005.
Interest income on all other interest-earning assets, excluding loans, decreased by $25.9 million, or 22.0%, to $91.5 million for the nine months ended March 31, 2006 from $117.3 million for the nine months ended March 31, 2005. This decrease reflected a $988.3 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 24 basis point increase in the average yield on securities and other interest-earning assets to 4.39% for the nine months ended March 31, 2006 from 4.15% for the nine months ended March 31, 2005.
Interest Expense. Total interest expense increased by $4.8 million, or 5.0%, to $101.4 million for the nine months ended March 31, 2006 from $96.5 million for the nine months ended March 31, 2005. This increase was primarily due to a 36 basis point increase in the weighted average cost of total interest-bearing liabilities to 3.03% for the nine months ended March 31, 2006 compared to 2.67% for the nine months ended March 31, 2005. This was partially offset by a $366.1 million, or 7.6%, decrease in the average balance of total interest-bearing liabilities to $4.46 billion for the nine months ended March 31, 2006 from $4.83 billion for the nine months ended March 31, 2005. We reduced the average balance of wholesale borrowings during the nine months ended March 31, 2006 by $471.0 million which was partially offset by an increase in the average balance of interest-bearing deposits for the nine months ended March 31, 2006 of $104.8 million to $3.35 billion.
The average balance of core deposits (which consist of savings, money market and interest-bearing checking accounts) grew by $45.7 million to $935.4 million for the nine months ended March 31, 2006 from $889.7 million for the nine months ended March 31, 2005. Interest expense on savings and interest-bearing checking accounts increased $562,000 and $2.4 million, respectively, to $2.3 million and $4.2 million, respectively, for the nine months ended March 31, 2006 from $1.8 million and $1.8 million, respectively, for the nine months ended March 31, 2005. The increase in interest expense on savings and interest-bearing checking accounts was mainly attributed to growth in the average balances for these product types of $82.2 million and $88.0 million, respectively, to $363.7 million and $301.8 million, respectively, for the nine months ended March 31, 2006. We attribute the growth in the average balances of savings accounts primarily to the stock subscription proceeds held during the subscription period. In addition, the average cost of savings accounts increased 2 basis points to 0.86% and the average cost of interest-bearing checking accounts increased 74 basis points to 1.86% for the nine months ended March 31, 2006. This increase in interest-bearing checking expense is attributed to the growth in our recently introduced Investors High Yield Checking Account. Interest expense on certificates of deposit increased $16.6 million to $59.9 million for the nine months ended March 31, 2006 from $43.3 million for the nine months ended March 31, 2005. The average cost of certificates of deposit increased 85 basis points to 3.30% for the nine months ended March 31, 2006 from 2.45% for the nine months ended March 31, 2005. In addition, the average balance of certificates of deposit increased by $59.1 million to $2.42 billion for the nine months ended March 31, 2006. Interest expense on money market accounts decreased by $1.3 million to $2.7 million for the nine months ended March 31, 2006 from $3.9 million for the nine months ended March 31, 2005. While the cost of money market accounts remained consistent at 1.33%, there was a $124.5 million, or 31.6% decrease in the average balance of money market accounts to $270.0 million for the nine months ended March 31, 2006 from $394.5 million for the nine months ended March 31, 2005.
Interest expense on borrowed funds decreased by $13.4 million, or 29.4%, to $32.2 million for the nine months ended March 31, 2006 from $45.7 million for the nine months ended March 31, 2005. The average balance of borrowed funds decreased by $471.0 million or 29.8%, to $1.11 billion for the nine months ended March 31, 2006 from $1.58 billion for the nine months ended March 31, 2005, which is primarily attributed the utilization of the proceeds from our initial public stock offering to reduce higher cost wholesale borrowings and to the restructuring transaction that took place in March 2005 in which we repaid wholesale borrowings. The average cost of borrowed funds increased by 2 basis points to 3.88% for the nine months ended March 31, 2006 from 3.86% for the nine months ended March 31, 2005.
Provision for Loan Losses. Our provision for loan losses was $400,000 for each of the nine month periods ended March 31, 2006 and 2005. For the nine months ended March 31, 2006 net recoveries totaled $77,000. There were net charge-offs of $68,000 for the nine months ended March 31, 2005. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2006 and June 30, 2005”.

Other Income (Loss). Total other income (loss) increased by $7.0 million to $4.0 million for the nine months ended March 31, 2006 from a loss of $3.1 million for the nine months ended March 31, 2005. There were no gains or losses on sales of securities during the nine months ended March 31, 2006 compared to net losses on the sale of securities of $9.8 million in the nine months ended March 31, 2005, primarily due to the $10.4 million loss on sale of securities as part of the balance sheet restructuring. This was partially offset by income associated with our bank owned life insurance contract decreasing by $2.6 million to $1.8 million for the nine months ended March 31, 2006 from $4.3 million for the nine months ended March 31, 2005. During the nine months ended March 31, 2005, the Bank received a life insurance death benefit of $3.3 million.
Operating Expenses. Total operating expenses decreased by $18.3 million, or 20.7%, to $70.0 million for the nine months ended March 31, 2006 from $88.3 million for the nine months ended March 31, 2005. The decrease was primarily attributed to the balance sheet restructuring in which a loss of $43.6 million on the early extinguishment of debt was realized in the nine-month period ended March 31, 2005, partially offset by the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation in the nine-month period ended March 31, 2006 as part of our initial public stock offering. Compensation and fringe benefits increased by $4.6 million, or 17.3%, to $31.3 million for the nine months ended March 31, 2006. ESOP expense for the nine month period totaled $1.9 million, comprised of $1.5 million for the entire 2005 calendar year and $439,000 for the first quarter of calendar year 2006. In addition, the increase also reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. Office occupancy and equipment also increased by $465,000 to $7.8 million for the nine months ended March 31, 2006 from $7.3 million for the nine months ended March 31, 2005. The principal causes of this increase were the addition of a new branch in March 2005 and normal increases in the cost of operating our branch network. Professional fees also increased $202,000, or 20.6%, to $1.2 million for the nine months ended March 31, 2006 from $981,000 for the nine months ended March 31, 2005. This increase is primarily attributed to additional professional fees associated with being a public company.
Income Taxes. Income tax expense was $4.5 million for the nine months ended March 31, 2006, as compared to income tax benefit of $7.3 million for the nine months ended March 31, 2005. Our effective tax expense rate was 33.9% for the nine months ended March 31, 2006, compared to an effective tax benefit rate of 41.9% for the nine months ended March 31, 2005, which was primarily due to the pre-tax loss and the higher level of tax-exempt income during the period for death benefits from the bank owned life insurance contracts.
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

At March 31, 2006, the Company had outstanding overnight borrowings from the FHLB of $58.5 million as compared to no outstanding overnight borrowings at June 30, 2005. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total FHLB borrowings, including overnight borrowings, of $1.02 billion at March 31, 2006, a decrease from $1.31 billion at June 30, 2005. This decrease was primarily a result of utilizing the proceeds from the stock offering to reduce higher-cost, longer-term wholesale borrowings.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2006, outstanding commitments to originate loans totaled $314.8 million and outstanding unused lines of credit totaled $118.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. The Company also had outstanding commitments to sell loans totaling $11.6 million.
Time deposits scheduled to mature in one year or less totaled $1.94 billion at March 31, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The net proceeds from the Company’s stock offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans and repayment of higher-cost, longer-term wholesale borrowings. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net income. However, due to the increase in equity resulting from the net proceeds raised in the offering, return on equity has been adversely impacted following the offering.
As of March 31, 2006 the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2006
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$658,008	28.5%	$184,783	8.0%
Tier I capital (to risk-weighted assets)	651,837	28.2	92,392	4.0
Tier I capital (to average assets)	651,837	12.5	207,950	4.0
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance. In the opinion of management, unrealized losses in our securities portfolio are related to the changes in interest rates and are therefore temporary in nature and no charge to income has been recorded at March 31, 2006.
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
The net interest income analysis uses data derived from a dynamic asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations such as interest rate floors and caps, and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually over a one year period. Net interest income analysis also adjusts the dynamic asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
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

Quantitative Analysis. The table below sets forth, as of March 31, 2006, the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the U.S. Treasury yield curve. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and gradually changed over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					Increase (Decrease) in Estimated
		Estimated Increase (Decrease)			Net Interest Income
Change in				Estimated Net
Interest Rates				Interest
(basis points) (1)	Estimated NPV	Amount	Percent	Income(3)	Amount	Percent
	(Dollars in thousands)
+200bp	$603,528	282,431	-31.88%	$85,564	-13,244	-13.36%
0bp	885,959	—	—	98,808	—	—
-200bp	1,030,453	144,494	16.31%	112,006	13,198	13.40%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2006 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 31.88% decrease in NPV and a $13.2 million decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 16.31% increase in NPV and a $13.2 million increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. At March 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the “Risk Factors” in the Company’s Prospectus filed with the Securities and Exchange Commission on August 19, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by the Report.

(b)	In connection with its plan of stock issuance, the Company registered 53,175,907 shares of common stock, par value $0.01 per share, on a Registration Statement on Form S-1 (File Number 333-125703). The registration statement was declared effective by the Securities and Exchange Commission on August 12, 2005. The stock offering commenced on August 19, 2005 and was completed on September 12, 2005. On October 12, 2005, the Common stock began trading on the Nasdaq National Market under the symbol “ISBC.”

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

(c)	There were no issuer repurchases of securities during the past three years.
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
Investors Bancorp, Inc.

Dated: May 12, 2006	/s/ Robert M. Cashill

Robert M. Cashill
President and Chief Executive Officer

Dated: May 12, 2006	/s/ Domenick A. Cama

Domenick A. Cama
Executive Vice President and Chief Financial Officer