Form 10-K
period 2006-06-30
Investors Bancorp Inc
filed 2006-09-15
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 000-51557
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
Common Stock, par value $0.01 per share
(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☐     Accelerated filer      ☐     Non-accelerated filer  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 1, 2006, there were issued and outstanding 116,275,688 shares of the registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 54.27% of the registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2005, as reported by the NASDAQ Global Market, was approximately $586.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.

2006 ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

This Annual Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by the use of forward looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks, as described in our SEC filings, and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which we operated, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

We wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. We wish to advise readers that the factors listed above could affect our financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake and specifically decline any obligation to publicly release the results of any revisions, which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.	BUSINESS

INVESTORS BANCORP, INC.

Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was organized on January 21, 1997 for the purpose of being a holding company for Investors Savings Bank (the “Bank”); a New Jersey chartered savings bank. On October 11, 2005, the Company completed its initial public stock offering in which it sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by the Investors Savings Bank Employee Stock Ownership Plan (the “ESOP”). Investors Bancorp, MHC, the Company’s New Jersey chartered holding company parent holds 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation.

Since the formation of the Company in 1997, our primary business has been that of holding the common stock of the Bank and a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies.

Our cash flow depends on dividends received from Investors Savings Bank. Investors Bancorp, Inc. neither owns nor leases any property, but instead uses the premises, equipment and furniture of Investors Savings Bank. At the present time, we employ as officers only certain persons who are also officers of Investors Savings Bank and we use the support staff of Investors Savings Bank from time to time. These persons are not separately compensated by Investors Bancorp, Inc. Investors Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

INVESTORS SAVINGS BANK

General

Investors Savings Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank. We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey, and our 46 branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. The telephone number at our main office is (973) 924-5100. At June 30, 2006, our assets totaled $5.50 billion and our deposits totaled $3.30 billion.

We are in the business of attracting deposits from the public through our branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. We originate mortgage loans secured by one- to four-family residential real estate and consumer loans, the majority of which are home equity loans and home equity lines of credit. In recent years, we expanded our lending activities to include commercial real estate, construction and multi-family loans. A large, but declining percentage of our assets is invested in securities, primarily U.S. Government and Federal Agency obligations, mortgage-backed and other securities. We offer a variety of deposit accounts and emphasize exceptional customer service. We are subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

Market Area

We are headquartered in Short Hills, New Jersey, and our primary deposit gathering area is concentrated in the communities surrounding our headquarters and our 46 branch offices located in the communities of Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base as is typical for counties surrounding the New York metropolitan area. As one of the wealthiest states in the nation, New Jersey, with a population of nearly 8.8 million, is considered one of the most attractive banking markets in the United States. The June 2006 unemployment rate for New Jersey of 4.9% was slightly higher than the national rate of 4.8%.

Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2011. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties are some of the most densely populated in the state. All of the counties we serve have a strong mature market with household incomes greater than $50,000. The household income in the counties we serve are all expected to increase in a range from 11% to 19% through 2011.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2005, the latest date for which statistics are available, our market share of deposits was 1.41% of total deposits in the State of New Jersey. See “Risk Factors — Strong Competition Within Our Market Area May Limit Our Growth and Profitability.”

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of mortgage loans for the purchase or refinancing of residential real estate. Residential mortgage loans represented $2.67 billion, or 90.45% of our total loans at June 30, 2006. We recently began offering commercial real estate, multi-family and construction loans. At June 30, 2006, commercial real estate, multi-family and construction loans totaled $142.4 million, or 4.83% of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At June 30, 2006, consumer loans totaled $139.3 million or 4.72% of our total loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential mortgage loans:
One- to four-family	$2,646,056	89.75%	$1,850,806	93.18%	$987,958	89.26%	$652,532	83.41%	$831,326	83.62%
FHA	20,503	0.70	30,273	1.52	43,923	3.97	67,633	8.65	101,013	10.16

Total residential mortgage loans	2,666,559	90.45	1,881,079	94.70	1,031,881	93.23	720,165	92.06	932,339	93.78

Multi-family and commercial	76,976	2.61	17,181	0.86	6,147	0.56	7,011	0.90	7,878	0.79
Construction loans	65,459	2.22	6,465	0.33	845	0.08	145	0.02	380	0.04
Consumer and other loans:
Home equity loans	112,977	3.83	45,591	2.30	29,731	2.69	21,948	2.81	28,288	2.85
Home equity credit lines	24,770	0.84	34,840	1.75	36,513	3.30	31,321	4.00	23,599	2.37
Other	1,589	0.05	1,210	0.06	1,588	0.14	1,620	0.21	1,718	0.17

Total consumer and other loans	139,336	4.72	81,641	4.11	67,832	6.13	54,889	7.02	53,605	5.39

Total loans	$2,948,330	100.00%	$1,986,366	100.00%	$1,106,705	100.00%	$782,210	100.00%	$994,202	100.00%

Premiums on purchased loans	20,327		14,113		5,274		1,694		3,160
Deferred loan fees, net	(1,734)		(881)		(905)		(703)		(132)
Allowance for loan losses	(6,340)		(5,694)		(5,193)		(4,750)		(4,320)

Net loans	$2,960,583		$1,993,904		$1,105,881		$778,451		$992,910

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	At June 30, 2006
	Residential	Multi-Family	Construction	Consumer and
	Mortgage	and Commercial	Loans	Other Loans	Total
	(In thousands)

Amounts Due:
One year or less	$968	$365	$10,295	$1,792	$13,420
After one year:
One to three years	2,334	452	55,164	2,675	60,625
Three to five years	7,584	1,609	—	8,433	17,626
Five to ten years	45,661	37,440	—	28,271	111,372
Ten to twenty years	508,007	32,452	—	84,061	624,520
Over twenty years	2,102,005	4,658	—	14,104	2,120,767

Total due after one year	2,665,591	76,611	55,164	137,544	2,934,910

Total loans	$2,666,559	$76,976	$65,459	$139,336	$2,948,330

Premiums on purchased loans					20,327
Deferred loan fees, net					(1,734)
Allowance for loan losses					(6,340)

Net loans					$2,960,583

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2006 that are contractually due after June 30, 2007.

	Due After June 30, 2007
	Fixed	Adjustable	Total
	(In thousands)

Residential mortgage loans:
One- to four-family	$1,361,956	$1,283,132	$2,645,088
FHA	20,503	—	20,503

Total residential mortgage loans	1,382,459	1,283,132	2,665,591
Multi-family and commercial	62,717	13,894	76,611
Construction loans	—	55,164	55,164
Consumer and other loans
Home equity loans	112,725	—	112,725
Home equity credit lines	—	24,711	24,711
Other	108	—	108

Total consumer and other loans	112,833	24,711	137,544

Total loans	$1,558,009	$1,376,901	$2,934,910

Residential Mortgage Loans.  Currently, our primary lending activity is originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At June 30, 2006, $2.67 billion, or 90.45% of our loan portfolio, consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, ISB Mortgage Company LLC, for our loan portfolio and for sale to third parties. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $750,000. Loans over $750,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We generally will not make loans with a loan-to-value ratio in excess of 95%. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At June 30, 2006, we held $1.38 billion in fixed-rate residential mortgage loans which represented 51.86% of our residential mortgage loan portfolio.

We also offer adjustable-rate residential mortgage loans, which adjust annually after three, five, seven or ten year initial fixed-rate periods. Our adjustable rate loans usually adjust to an index plus a margin, based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year. Annual caps of 2% per adjustment apply, with a lifetime maximum adjustment of 5% on most loans. Our adjustable-rate mortgage loans amortize over terms of up to 30 years.

Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At June 30, 2006, we held $1.28 billion of adjustable-rate residential mortgage loans representing 48.14% of our residential mortgage loan portfolio.

To provide financing for low-and moderate-income home buyers, we also offer a special Affordable Mortgage Program for home purchases. Through this program, qualified individuals receive a reduced rate of interest on most of our loan programs, have their application fee refunded at closing and receive $500 towards their purchase or closing costs. In addition, if private mortgage insurance is required, a lower percentage of coverage is obtained, which will help lower their monthly carrying cost.

All residential mortgage loans we originate include a “due-on-sale” clause, which gives us the right to declare a loan immediately due and payable if the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance on properties securing real estate loans.

Consumer Loans.  We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences located in New Jersey. At June 30, 2006, consumer loans totaled $139.3 million or 4.7% of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $350,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal, with terms of up to 15 years.

Multi-family and Commercial Real Estate Loans.  As part of our strategy to add to and diversify our loan portfolio, in recent years we began offering mortgages on multi-family and commercial real estate properties. At June 30, 2006, $77.0 million, or 2.6%, of our total loan portfolio consisted of these types of loans. Commercial real estate and multi-family loans are secured by office buildings, apartment buildings, mixed-use properties and other commercial properties. We generally originate adjustable-rate commercial real estate loans and multi-family loans with a maximum amortization term of 25 years. The maximum loan-to-value ratio is 75% for our commercial real estate loans and 80% for multi-family loans. At June 30, 2006, our largest commercial real estate loan was $20.0 million. At June 30, 2006, all of our loans secured by commercial real estate were performing in accordance with their repayment terms.

We consider a number of factors when we originate commercial real estate loans. During the underwriting process we evaluate the business qualifications and financial condition of the borrower, including credit history, profitability of the property being financed, as well as the value and condition of the mortgaged property securing the loan. When evaluating the business qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure it is at least 120% of the monthly debt service for apartment buildings and 130% for commercial income-producing properties. All commercial real estate loans are appraised by outside independent appraisers who have been approved by our Board of Directors. Personal guarantees are obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan and other factors. All borrowers are required to obtain title, fire and casualty insurance and, if warranted, flood insurance.

Loans secured by commercial real estate generally are larger than residential mortgage loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, management annually evaluates the performance of all commercial loans in excess of $1.0 million.

Construction Loans.  Before April 2005, we held a small number of construction loans in our portfolio which were originated by other financial institutions with whom we participated. In April 2005, we began to offer loans directly to builders and developers on income properties and residential for-sale housing units. At June 30, 2006, we held $65.5 million in construction loans representing 2.2% of our total loan portfolio. Construction loans are originated through our commercial lending department. If the loan applicant meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. Primarily we offer adjustable-rate residential construction loans which can be structured with an option for permanent mortgage financing once the construction is completed. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.

Construction loans generally involve a greater degree of credit risk than residential mortgage loans. The risk of loss on a construction loan depends on the accuracy of the initial estimate of the property’s value when the construction is completed compared to the estimated cost of construction. For all loans, we use outside independent appraisers approved by our Board of Directors. We require all borrowers to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance. A detailed plan and cost review by an outside engineering firm is required on loans in excess of $2.5 million.

Loan Originations, Purchases, Participations and Servicing of Loans.  We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co., LLC. As part of our strategic plan to increase our loan portfolio, we retain most of the loans we and ISB Mortgage originate, although ISB Mortgage also sells loans without recourse in the secondary market when loans it originates do not meet our lending policies. If we are successful in continuing to increase the size of our loan portfolio, we may consider selling more of our residential loan originations in the future. We originate both adjustable-rate and fixed-rate loans and our ability to originate and purchase adjustable-rate or fixed-rate loans depends on customer demand for such loans, which is affected by, among other factors, the current and expected future levels of market interest rates.

We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. During the year ended June 30, 2006, we purchased $694.9 million of loans from these correspondent entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors. During the year ended June 30, 2006, we purchased $130.0 million of loans on a bulk purchase basis.

The following table shows our loan originations, loan purchases and repayment activities for the periods indicated.

	For the Years Ended June 30,
	2006	2005	2004
	(In thousands)

Loan originations and purchases:
Loan originations:
Residential mortgage loans:
One- to four-family	$227,454	$239,426	$255,525
FHA	—	326	2,978

Total residential mortgage loans	227,454	239,752	258,503
Multi-family and commercial	67,519	10,837	—
Construction loans	94,965	5,324	700
Consumer and other loans:
Home equity loans	80,870	23,309	16,011
Home equity credit lines	16,396	5,029	10,048
Other	1,817	652	734

Total consumer and other loans	99,083	28,990	26,793

Total loan originations	489,021	284,903	285,996

	For the Years Ended June 30,
	2006	2005	2004
	(In thousands)

Loan purchases:
Residential mortgage loans:
One- to four-family	824,842	846,104	329,637
FHA	—	767	1,941

Total residential mortgage loans	824,842	846,871	331,578
Multi-family and commercial	—	—	—
Construction loans	—	—	—
Consumer and other loans:
Home equity loans	—	—	—
Home equity credit lines	—	—	—
Other	—	—	—

Total loan purchases	824,842	846,871	331,578

Loan principal repayments	(351,899)	(252,113)	(293,079)

Net increase in loan portfolio	$961,964	$879,661	$324,495

We have purchased a significant amount of loans in the prior three years as a means of accomplishing our strategic goal of shifting assets from securities to loans. In future periods, the extent to which we will purchase loans will depend primarily on the volume of originations from our mortgage subsidiary, ISB Mortgage, and the success of our commercial real estate lending operations.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. In the approval process for residential loans we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans, except for home equity loans and home equity lines of credit, in which case we may use the tax-assessed value of the property securing such loan or a lesser form of valuation, by an approved appraisal company (such as drive-by value estimate). Appraisals are performed by independent licensed appraisers who are approved by our Board of Directors. We require borrowers, except for home equity loans and home equity lines of credit, to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available. For construction loans, we also require a detailed plan and cost review by an outside engineering firm on loans in excess of $2.5 million.

Our loan approval policies and limits are also established by our Board of Directors. All residential mortgage loans including home equity loans and home equity lines of credit up to $100,000 may be approved by loan underwriters, provided the loan meets all of our underwriting guidelines. If the loan does not meet all of our underwriting guidelines, but can be considered for approval because of other compensating factors, the loan must be approved by a senior vice president or an authorized vice president. Residential mortgage loans of $101,000 to $750,000 must be approved by a senior vice president or an authorized vice president. Residential mortgage loans in excess of $750,000 and up to $1.25 million may be approved by any two authorized individuals, one of whom must be a senior vice president. Residential mortgage loans in excess of $1.25 million must be approved by three authorized individuals, one of whom must be the President or an executive vice president, and one of whom must be a senior vice president.

All commercial real estate, multi-family and construction loans in an amount up to $750,000 may be approved by the Senior Vice President — Commercial Real Estate Lending except for loans for which he is the originating loan officer. These loans will require approval of the President, Chief Operating Officer, Chief Financial Officer or

the Senior Vice President — Residential Lending. All commercial real estate loan requests in excess of $750,000 must be approved by the Commercial Real Estate Loan Committee, consisting of the President, Chief Operating Officer, Chief Financial Officer, Senior Vice President — Residential Lending and Senior Vice President — Commercial Real Estate Lending.

Loans to One Borrower.  The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of June 30, 2006, the regulatory lending limit was $97.0 million. The Bank’s internal policy limit is $50.0 million on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At June 30, 2006, the Bank’s largest relationship with an individual borrower and its related entities was $22.9 million, consisting of several construction loans, permanent commercial loans and a line of credit for residential projects in the State of New Jersey. The borrower is a well-established and experienced residential developer. This relationship was performing in accordance with its terms and conditions as of June 30, 2006.

Asset Quality

One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. In addition, the Bank uses proactive collection and workout processes in dealing with delinquent and problem loans. These conditions and the fact that the majority of our portfolio is concentrated in one- to four- family mortgages and the favorable real estate market conditions have resulted in low delinquency ratios.

Collection Procedures.  We send system-generated reminder notices to start collection efforts when a loan becomes fifteen days past due. Subsequent late charge and delinquency notices are sent and the account is monitored on a regular basis thereafter. Direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. We provide the Board of Directors with a summary report of loans 30 days or more past due on a monthly basis. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and additional income is recognized only to the extent received. If our effort to cure the delinquency fails and a repayment plan is not in place, the file is referred to counsel for commencement of foreclosure or other collection efforts. We also own loans serviced by other entities and we monitor delinquencies on such loans using reports the servicers send to us. When we receive these past due reports, we review the data and contact the servicer to discuss the specific loans and the status of the collection process. We add the information from the servicer’s delinquent loan reports to our own delinquent reports and provide a full summary report monthly to our Board of Directors. We provide a detailed delinquency report to the Board of Directors quarterly.

Our collection procedure for non mortgage related consumer and other loans includes sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with the borrower once a loan becomes 30 days past due. The Collection Manager reviews loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection efforts or we may charge-off the loan. Non real estate related consumer loans that are considered uncollectible are proposed for charge-off by the Collection Manager on a monthly basis.

Delinquent Loans.  The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2006
Residential mortgage loans:
One- to four-family	5	$626	11	$1,346	16	$1,972
FHA	7	682	15	1,440	22	2,122

Total residential mortgage loans	12	1,308	26	2,786	38	4,094
Multi-family and commercial	—	—	3	477	3	477
Construction loans	—	—	—	—	—	—
Consumer and other loans
Home equity loans	—	—	1	6	1	6
Home equity credit lines	—	—	1	30	1	30
Other	4	51	—	—	4	51

Total consumer and other loans	4	51	2	36	6	87

Total	16	$1,359	31	$3,299	47	$4,658

At June 30, 2005
Residential mortgage loans:
One- to four-family	3	$359	21	$3,237	24	$3,596
FHA	1	119	34	3,825	35	3,944

Total residential mortgage loans	4	478	55	7,062	59	7,540
Multi-family and commercial	—	—	4	608	4	608
Construction loans	—	—	—	—	—	—
Consumer and other loans
Home equity loans	1	33	3	193	4	226
Home equity credit lines	1	40	—	—	1	40
Other	4	3	2	2	6	5

Total consumer and other loans	6	76	5	195	11	271

Total	10	$554	64	$7,865	74	$8,419

At June 30, 2004
Residential mortgage loans:
One- to four-family	12	$2,269	26	$3,021	38	$5,290
FHA	3	276	52	5,559	55	5,835

Total residential mortgage loans	15	2,545	78	8,580	93	11,125
Multi-family and commercial	—	—	3	437	3	437
Construction loans	—	—	—	—	—	—
Consumer and other loans
Home equity loans	—	—	2	18	2	18
Home equity credit lines	—	—	1	30	1	30
Other	—	—	1	1	1	1

Total consumer and other loans	—	—	4	49	4	49

Total	15	$2,545	85	$9,066	100	$11,611

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans:
One- to four-family	$1,346	$3,237	$3,021	$3,786	$5,098
FHA	1,440	3,825	5,559	6,324	6,003

Total residential mortgage loans	2,786	7,062	8,580	10,110	11,101
Multi-family and commercial	477	608	437	451	857
Construction loans	—	—	—	—	—
Consumer and other loans:
Home equity loans	6	193	18	24	38
Home equity credit lines	30	—	30	110	66
Other	—	2	1	2	1

Total consumer and other loans	36	195	49	136	105

Total	3,299	7,865	9,066	10,697	12,063

Total non-performing loans	3,299	7,865	9,066	10,697	12,063
Real estate owned	—	—	154	110	202

Total non-performing assets	$3,299	$7,865	$9,220	$10,807	$12,265

Total non-performing loans to total loans	0.11%	0.40%	0.82%	1.37%	1.21%

Total non-performing loans to total assets	0.06%	0.16%	0.17%	0.20%	0.23%

Total non-performing assets to total assets	0.06%	0.16%	0.17%	0.20%	0.24%

For the year ended June 30, 2006, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $271,000.

Real Estate Owned.  Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At June 30, 2006 and 2005, we held no real estate owned.

Classified Assets.  Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “un-collectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

We are required to establish an allowance for loan losses in an amount that management considers prudent for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, which can require that we establish additional general or specific loss allowances.

We review the loan portfolio on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2006 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance balance (beginning of period)	$5,694	$5,193	$4,750	$4,320	$3,847
Provision for loan losses	600	600	600	600	500
Charge-offs:
Residential mortgage loans
One- to four-family	—	3	18	56	20
FHA	143	108	276	—	—

Total residential mortgage loans	143	111	294	56	20
Multi-family and commercial loans	—	—	—	384	—
Construction loans	—	—	—	—	—
Consumer and other loans	10	14	12	8	9

Total charge-offs	153	125	306	448	29

	At or for the Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Recoveries:
Residential mortgage loans
One- to four-family	—	25	28	—	—
FHA	196	—	—	—	—

Total residential mortgage loans	196	25	28	—	—
Multi-family and commercial loans	—	—	109	275	—
Construction loans	—	—	—	—	—
Consumer and other loans	3	1	12	3	2

Total recoveries	199	26	149	278	2

Net recoveries (charge-offs)	46	(99)	(157)	(170)	(27)

Allowance balance (end of period)	$6,340	$5,694	$5,193	$4,750	$4,320

Total loans outstanding	$2,948,330	$1,986,366	$1,106,705	$782,210	$994,202
Average loans outstanding	2,427,506	1,502,704	895,759	889,599	973,110
Allowance for loan losses as a percent of total loans outstanding	0.22%	0.29%	0.47%	0.61%	0.43%
Net loans charged off as a percent of average loans outstanding	0.00%	(0.01)%	(0.02)%	(0.02)%	0.00%
Allowance for loan losses to non-performing loans	192.18%	72.40%	57.29%	44.40%	35.82%

Allocation of Allowance for Loan Losses.  The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2006		2005		2004
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

End of period allocated to:
Residential mortgage loans:
One- to four-family	$2,756	89.75%	$3,749	93.18%	$2,979	89.26%
FHA	139	0.70	485	1.52	429	3.97

Total residential mortgage loans	2,895	90.45%	4,234	94.70%	3,408	93.23%
Multi-family and commercial	1,583	2.61%	703	0.86%	878	0.56%
Construction loans	818	2.22%	26	0.33%	4	0.08%
Consumer and other loans:
Home equity loans	282	3.83%	136	2.30%	89	2.69%
Home equity credit lines	64	0.84	105	1.75	110	3.30
Other	4	0.05	4	0.06	4	0.14

Total consumer and other loans	350	4.72%	245	4.11%	203	6.13%
Unallocated	694		486		700

Total allowance	$6,340	100.00%	$5,694	100.00%	$5,193	100.00%

	At June 30,
	2003		2002
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

End of period allocated to:
Residential mortgage loans:
One- to four-family	$1,983	83.41%	$2,540	83.62%
FHA	597	8.65	415	10.16

Total residential mortgage loans	2,580	92.06%	2,955	93.78%
Multi-family and commercial	1,059	0.90%	1,162	0.79%
Construction loans	1	0.02%	2	0.04%
Consumer and other loans:
Home equity loans	66	2.81%	85	2.85%
Home equity credit lines	94	4.00	71	2.37
Other	5	0.21	5	0.17

Total consumer and other loans	165	7.02%	161	5.39%
Unallocated	945		40

Total allowance	$4,750	100.00%	$4,320	100.00%

Security Investments

The Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by management and changes to the policy are recommended to and subject to approval by the Board of Directors. The Board of Directors delegates operational responsibility for the implementation of the Investment Policy to the Interest Rate Risk Committee, which is comprised of senior officers. While general investment strategies are developed by the Interest Rate Risk Committee, the execution of specific actions rests primarily with our Chief Financial Officer. He is responsible for ensuring the guidelines and requirements included in the Investment Policy are followed and all securities are considered prudent for investment. He or his designee is authorized to execute transactions that fall within the scope of the established Investment Policy. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.

Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments include U.S. Treasury obligations, securities issued by various Federal Agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. In addition, Investors Bancorp may invest in equity securities subject to certain limitations.

The Investment Policy requires that securities transactions be conducted in a safe and sound manner. Purchase and sale decisions are based upon a thorough analysis of each security to determine it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors.

While we currently continue to de-emphasize securities and emphasize loans as assets, securities still represent a significant asset class on our balance sheet. At June 30, 2006, our securities portfolio totaled $2.29 billion representing 41.7% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At June 30, 2006, $1.76 billion of our securities were classified as held-to-maturity and reported at amortized cost and $528.9 million were classified as available-for-sale and reported at fair value.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae and to a lesser extent, a variety of federal and state housing authorities. At June 30, 2006, agency-issued mortgage-backed securities including CMOs, totaled $1.67 billion or 72.9% of our total securities portfolio. We also invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies. Securities issued by private mortgage originators totaled $322.2 million, or 14.1% of our total securities portfolio at June 30, 2006.

Mortgage-backed pass through securities are created by pooling mortgages and issuing a security with an interest rate less than the interest rate on the underlying mortgages. Mortgage-backed pass through securities represent a participation interest in a pool of single-family or multi-family mortgages. As loan payments are made by the borrowers, the principal and interest portion of the payment is passed through to the investor as received. CMOs are also backed by mortgages; however, they differ from mortgage-backed pass through securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments which depends on the proposed average life for each class is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a payment analysis before purchasing these securities. We invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to four years with no change in market interest rates. The issuers of such securities, as noted above, pool and sell participation interests in security form to investors such as Investors Savings Bank and guarantee the payment of principal and interest. Mortgage-backed securities and CMOs generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.

Mortgage-backed securities present a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments that can change the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Our mortgage-backed securities portfolio had a weighted average yield of 4.62% at June 30, 2006. The estimated fair value of our mortgage-backed securities at June 30, 2006 was $1.93 billion, which is $0.08 billion less than the amortized cost of $2.01 billion.

Corporate and Other Debt Securities.  At June 30, 2006, our Corporate other debt securities portfolio totaled $130.1 million representing 5.7% of our total securities portfolio. This portfolio consists primarily of trust preferred securities. For the most part, we invest in these investment grade securities because the interest rate adjusts quarterly in relation to 3 month libor.

Government Sponsored Enterprises.  At June 30, 2006, our Government Sponsored Enterprises security portfolio totaled $120.1 million representing 5.2% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Marketable Equity Securities.  At June 30, 2006, our equity securities totaled $35.0 million, or 1.5% of our total securities portfolio, all of which were classified as available-for-sale. The portfolio consists of Federal National Mortgage Association preferred stock. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuation in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios.  The following table sets forth the composition of our investment securities portfolios at the dates indicated.

Securities Held-to-Maturity

	At June 30,
	2006		2005		2004
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Debt securities:
Government Sponsored Enterprises	$120,062	$113,656	$120,633	$119,646	$130,986	$126,638
Municipal bonds	14,177	14,378	18,220	18,712	18,326	18,806
Corporate and other debt securities	130,111	129,739	8,000	7,985	—	—

	264,350	257,773	146,853	146,343	149,312	145,444

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	808,952	775,443	1,072,121	1,065,872	1,339,589	1,326,743
Government National Mortgage Association	8,249	8,442	16,465	16,932	73,769	75,620
Federal National Mortgage Association	527,338	507,462	612,556	611,801	694,302	693,223
Federal housing authorities	3,189	3,442	3,336	3,775	1,525	1,525
Non-agency securities	150,954	143,413	189,551	188,216	264,314	261,963

Total mortgage-backed securities held-to-maturity	1,498,682	1,438,202	1,894,029	1,886,596	2,373,499	2,359,074

Total securities held-to-maturity	$1,763,032	$1,695,975	$2,040,882	$2,032,939	$2,522,811	$2,504,518

Securities Available-for-Sale

	At June 30,
	2006		2005		2004
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Equity securities	$35,000	$35,035	$35,000	$34,825	$56,875	$56,931

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	124,845	120,764	156,162	155,106	422,859	416,902
Federal National Mortgage Association	208,545	201,794	262,644	262,336	699,542	689,686
Non-agency securities	178,446	171,283	223,861	221,684	261,129	257,554

Total mortgage-backed securities available for sale	511,836	493,841	642,667	639,126	1,383,530	1,364,142

Total securities available-for-sale	$546,836	$528,876	$677,667	$673,951	$1,440,405	$1,421,073

At June 30, 2006, we had no investment that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at June 30, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

			More Than One Year		More Than Five Years
	One Year or Less		through Five Years		through Ten Years		More Than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)

Held to Maturity:
Debt securities:
Government Sponsored Enterprises	$—	—%	$30,000	3.91%	$89,120	4.63%	$942	5.75%	$120,062	$113,656	4.46%
Municipal bonds	—	—%	3,015	6.35%	5,292	7.16%	5,870	8.85%	14,177	14,378	7.69%
Corporate and other debt securities	—	—%	—	—%	—	—%	130,111	6.73%	130,111	129,739	6.73%

	—	—%	33,015	4.13%	94,412	4.77%	136,923	6.82%	264,350	257,773	5.75%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	795	6.00%	—	—%	67,084	4.56%	741,073	4.48%	808,952	775,443	4.49%
Government National Mortgage Association	—	—%	—	—%	—	—%	8,249	7.12%	8,249	8,442	7.12%
Federal National Mortgage Association	—	—%	—	—%	56,884	5.41%	470,454	4.97%	527,338	507,462	5.01%
Federal and state housing authorities	—	—%	—	—%	1,832	8.88%	1,357	8.90%	3,189	3,442	8.89%
Non-agency securities	—	—%	—	—%	—	—%	150,954	4.86%	150,954	143,413	4.86%

Total mortgage-backed securities	795	6.00%	—	—%	125,800	5.01%	1,372,087	4.71%	1,498,682	1,438,202	4.73%

Total securities held-to-maturity	$795	6.00%	$33,015	4.13%	$220,212	4.91%	$1,509,010	4.90%	$1,763,032	$1,695,975	4.89%

Available for Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$35,000	5.20%	$35,000	$35,035	5.20%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	29,214	4.00%	95,631	4.19%	124,845	120,764	4.14%
Federal National Mortgage Association	—	—%	—	—%	60,770	4.00%	147,775	4.01%	208,545	201,794	4.01%
Non-agency securities	—	—%	—	—%	—	—%	178,446	4.65%	178,446	171,283	4.65%

Total mortgage-backed securities	—	—%	—	—%	89,984	4.00%	421,852	4.32%	511,836	493,841	4.26%

Total securities available-for-sale	$—	—%	$—	—%	$89,984	4.00%	$456,852	4.39%	$546,836	$528,876	4.32%

Sources of Funds

General.  Deposits, primarily certificates of deposit, have traditionally been the primary source of funds used for our lending and investment activities. We also use a significant amount of borrowings, primarily reverse repurchase agreements from the FHLB and various brokers, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  At June 30, 2006, we held $3.30 billion in total deposits, representing 71.8% of our total liabilities. In the past we have emphasized a more wholesale strategy for generating funds, in particular, by offering high cost certificates of deposit and borrowing from the Federal Home Loan Bank and various brokers. At June 30, 2006, $2.51 billion, or 76.2%, of our total deposit accounts were certificates of deposit. While this strategy was successful for a number of years, management concluded that a change in strategy was necessary to increase our franchise value. In October 2003, our Board of Directors approved management’s recommendation to change the mix of both our assets and liabilities to one focused on retail assets and liabilities, namely loans and deposits. Specifically, as it relates to deposits, the plan called for changing the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits. Although this change has been difficult due to the current interest rate environment, we are committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At June 30, 2006, we held $787.5 million in core deposits, representing 23.8% of total deposits. This is a decrease of $79.4 million, or 9.2%, when compared to June 30, 2005, when our core deposits were $866.8 million. We believe this decrease can be attributed to customers moving their money into higher yielding certificates of deposit during the rising rate environment. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products. We attempt to generate our deposits from a diverse client group within our primary market area and have introduced a number of new products, namely a High Yield Checking product, a commercial checking product, commercial money market accounts and escrow management accounts to compete with products offered by other financial institutions.

The interest rates we pay, our maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. We also rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits. Historically, we have not utilized brokered deposits as a significant source of funds. At June 30, 2006, we had $696,000 in brokered deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts we offer allows us to respond to changes in consumer demands and to be competitive in obtaining deposit funds. Our ability to attract and maintain deposits and the rates we pay on deposits will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2006			2005			2004
		Percent of	Weighted		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Savings	$226,245	6.85%	0.83%	$271,071	8.36%	0.83%	$289,682	8.87%	0.84%
Checking accounts	349,014	10.57	2.08	277,317	8.56	1.30	232,900	7.13	0.96
Money market deposits	212,200	6.43	1.56	318,432	9.83	1.32	410,855	12.58	1.34

Total transaction accounts	787,459	23.85	1.58	866,820	26.75	1.16	933,437	28.58	1.10
Certificates of deposit	2,514,584	76.15	4.06	2,373,600	73.25	2.87	2,333,498	71.42	2.29

Total deposits	$3,302,043	100.00%	3.47%	$3,240,420	100.00%	2.42%	$3,266,935	100.00%	1.95%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At June 30,
	2006	2005	2004
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$32,225	$446,421	$1,423,260
2.01% - 3.00%	116,330	757,576	510,932
3.01% - 4.00%	870,358	987,320	307,800
4.01% - 5.00%	1,325,226	162,270	71,393
Over 5.00%	170,445	20,013	20,113

Total	$2,514,584	$2,373,600	$2,333,498

The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at June 30, 2006.

	Within	Over	Over Six	Over One	Over Two	Over
	Three	Three to	Months to	Year to	Years to	Three
	Months	Six Months	One Year	Two Years	Three Years	Years	Total
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$31,906	$252	$57	$10	$—	$—	$32,225
2.01% - 3.00%	66,097	15,770	30,934	3,519	2	8	116,330
3.01% - 4.00%	186,390	200,099	205,263	145,849	131,044	1,713	870,358
4.01% - 5.00%	506,384	370,983	268,061	55,289	24,944	99,565	1,325,226
Over 5.00%	332	11,936	18,787	123,054	183	16,153	170,445

Total	$791,109	$599,040	$523,102	$327,721	$156,173	$117,439	$2,514,584

As of June 30, 2006 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $548.4 million. The following table sets forth the maturity of those certificates as of June 30, 2006.

At
June 30,
2006
(In thousands)

Three months or less	$182,986
Over three months through six months	135,776
Over six months through one year	102,748
Over one year	126,921

Total	$548,431

Borrowings.  We borrow funds under repurchase agreements with the FHLB and various brokers. These agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity or call period of the agreement.

We also borrow directly from the FHLB. Our FHLB borrowings, frequently referred to as advances, are collateralized by a blanket lien against our residential mortgage portfolio.

The following table sets forth information concerning balances and interest rates on our FHLB advances at the dates and for the periods indicated.

	At or for the Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Balance at end of period	$150,740	$88,769	$798
Average balance during period	107,317	25,402	812
Maximum outstanding at any month end	190,255	88,769	824
Weighted average interest rate at end of period	5.36%	3.49%	1.98%
Average interest rate during period	4.30%	2.80%	1.98%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated:

	At or for the Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Balance at end of period	$1,095,000	$1,225,000	$1,604,000
Average balance during period	1,008,406	1,475,269	1,729,818
Maximum outstanding at any month end	1,160,000	1,673,000	1,859,000
Weighted average interest rate at end of period	4.69%	3.53%	3.80%
Average interest rate during period	4.03%	3.80%	3.59%

Subsidiary Activities

Investors Bancorp, Inc.’s only direct subsidiary is Investors Savings Bank. Investors Savings Bank has the following subsidiaries.

ISB Mortgage Company LLC.  ISB Mortgage Company LLC is a New Jersey limited liability company that was formed in 2001 for the purpose of originating loans for sale to both Investors Savings Bank and third parties. In recent years, as Investors Savings Bank has increased its emphasis on the origination of loans, ISB Mortgage Company LLC has served as Investors Savings Bank’s retail lending production arm throughout the branch network.

ISB Mortgage Company LLC sells all loans that it originates either to Investors Savings Bank or third parties.

ISB Asset Corporation.  ISB Asset Corporation is a real estate investment trust (“REIT”) and a New Jersey corporation, which was formed in 1997 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Investors Savings Bank. ISB Asset Corporation’s primary objective is to maximize long-term return on equity. At June 30, 2006, ISB Asset Corporation had $1.30 billion in assets.

ISB Asset Corporation is taxed, and operates in a manner that enables it to qualify, as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a result of this election, ISB Asset Corporation is not taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met.

ISB Holdings, Inc.  ISB Holdings, Inc. is a New Jersey corporation, which is the 100% owner of ISB Asset Corporation.

Investors Savings Bank has two additional subsidiaries which are inactive.

Personnel

As of June 30, 2006, we had 441 full-time employees and 61 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

SUPERVISION AND REGULATION

General

Investors Savings Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Investors Savings Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Investors Savings Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Investors Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Investors Bancorp, Inc., as a bank holding company controlling Investors Savings Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Investors Savings Bank and Investors Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board and the Commissioner. Investors Bancorp, Inc. is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in such laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on Investors Savings Bank and Investors Bancorp, Inc. and their operations and stockholders.

Some of the laws and regulations applicable to Investors Savings Bank and Investors Bancorp, Inc. are summarized below or elsewhere in this Form 10-K. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

New Jersey Banking Regulation

Activity Powers.  Investors Savings Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Investors Savings Bank, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

•	certain types of corporate equity securities; and

•	certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “— Federal Banking Regulation — Activity Restrictions on State-Chartered Banks” below.

Loans-to-One-Borrower Limitations.  With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act. Investors Savings Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends.  Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Investors Savings Bank. See “— Federal Banking Regulation — Prompt Corrective Action” below.

Minimum Capital Requirements.  Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including Investors Savings Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “— Federal Banking Regulation — Capital Requirements.”

Examination and Enforcement.  The New Jersey Department of Banking and Insurance may examine Investors Savings Bank whenever it deems an examination advisable. The Department examines Investors Savings Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.

Federal Banking Regulation

Capital Requirements.  FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

Tier 1 capital is comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

The allowance for loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets (as discussed below). Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Investors Savings Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios on a historical basis at June 30, 2006:

	As of June 30, 2006
	Historical	Percent of
	Capital	Assets(1)
	(Dollars in thousands)

Core capital	$656,801	12.25%
Tier 1 risk-based capital	656,801	26.23
Total risk-based capital	663,141	26.48

(1)	For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2006, Investors Savings Bank was considered “well capitalized” under FDIC guidelines.

Activity Restrictions on State-Chartered Banks.  Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Investors Savings Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

Federal Home Loan Bank System.  Investors Savings Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of twelve regional federal home loan banks, each subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The federal home loan banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the federal home loan banks. The federal home loan banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the federal home loan banks. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

Effective December 1, 2005, the FHLB implemented a new capital plan. The new capital plan resulted in an automatic exchange of shares of FHLB stock held by members for shares of FHLB Class B stock and changed the member’s minimum stock investment requirements. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Savings Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Savings Bank. The activity-based stock purchase requirement for Investors Savings Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Savings Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Savings Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. Prior to December 1, 2005, Investors Savings Bank was required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its outstanding borrowings from the FHLB, whichever was greater. At June 30, 2006, the amount of FHLB stock we held satisfies the requirements of this new plan.

Enforcement.  The FDIC has extensive enforcement authority over insured savings banks, including Investors Savings Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The FDIC’s regulations define the five capital categories as follows:

An institution will be treated as “well capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

An institution will be treated as “adequately capitalized” if:

•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

•	its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:

•	its total risk-based capital is less than 8%; or

•	its Tier 1 risk-based-capital is less than 4%; and

•	its leverage ratio is less than 4%.

An institution will be treated as “significantly undercapitalized” if:

•	its total risk-based capital is less than 6%;

•	its Tier 1 capital is less than 3%; or

•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•	insolvency, or when a assets of the bank are less than its liabilities to depositors and others;

•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

•	existence of an unsafe or unsound condition to transact business;

•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

•	insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Investors Savings Bank is in compliance with the Prompt Corrective Action rules.

Deposit Insurance.  Deposit accounts at Investors Savings Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Investors Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments and the Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, an increase in the amount of federal deposit insurance coverage from

$100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the Federal Deposit Insurance Corporation is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the Bank Insurance Fund or Savings Association Insurance Fund.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. As a result of merger, the Bank Insurance Fund and the Savings Association Insurance Fund were abolished. The merger of the Bank Insurance Fund and the Savings Association Insurance Fund into the Deposit Insurance Fund does not affect the authority of the Financing Corporation to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. Our total expense incurred in fiscal year ended June 30, 2006 for the assessment for deposit insurance and the FICO payments was $470,000.

Transactions with Affiliates of Investors Savings Bank.  Transactions between an insured bank, such as Investors Savings Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

Section 23A:

•	limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

Prohibitions Against Tying Arrangements.  Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Standards.  FDIC regulations require Investors Savings Bank to disclose their privacy policy, including identifying with whom they share “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

In addition, Investors Savings Bank is required to provide its customers with the ability to “opt-out” of having Investors Savings Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Community Reinvestment Act and Fair Lending Laws.  All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Investors Savings Bank received a satisfactory Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2005.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

Loans to a Bank’s Insiders

Federal Regulation.  A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Investors Savings Bank. See “— New Jersey Banking Regulation — Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.

Generally, loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

New Jersey Regulation.  Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Federal Reserve System

The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At June 30, 2006, Investors Savings Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Savings Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Savings Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

The USA Patriot Act

The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Under Section 302(a) of the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Investors Bancorp, Inc. is subject to additional reporting and audit requirements beginning with the fiscal year ending June 30, 2007 under the Sarbanes-Oxley Act. Investors Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Holding Company Regulation

Federal Regulation.  Bank holding companies, like Investors Bancorp, Inc., are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Savings Bank. As of June 30, 2006,

Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.”

Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. See “— Federal Banking Regulation — Prompt Corrective Action.” If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

As a bank holding company, Investors Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval will be required for Investors Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

In addition, a bank holding company that does not elect to be a financial holding company under federal regulations, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are:

•	making or servicing loans;

•	performing certain data processing services;

•	providing discount brokerage services; or acting as fiduciary, investment or financial advisor;

•	leasing personal or real property;

•	making investments in corporations or projects designed primarily to promote community welfare; and

•	acquiring a savings and loan association.

A bank holding company that elects to be a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Investors Bancorp, Inc. has not elected to be a financial holding company, although it may seek to do so in the future. A bank holding company may elect to become a financial holding company if:

•	each of its depository institution subsidiaries is “well capitalized”;

•	each of its depository institution subsidiaries is “well managed”;

•	each of its depository institution subsidiaries has at least a “satisfactory” Community Reinvestment Act rating at its most recent examination; and

•	the bank holding company has filed a certification with the Federal Reserve Board stating that it elects to become a financial holding company.

Under federal law, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution, or for any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Investors Bancorp, Inc. if it ever acquired as a separate subsidiary a depository institution in addition to Investors Savings Bank.

It has been the policy of many mutual holding companies to waive the receipt of dividends declared by their savings bank subsidiaries. In connection with its approval of the 1997 reorganization, however, the Federal Reserve Board imposed certain conditions on the waiver by Investors Bancorp, MHC of dividends paid on the common stock of Investors Bancorp, Inc. In particular, Investors Bancorp, MHC will be required to obtain prior Federal Reserve Board approval before it may waive any dividends. Federal Reserve Board policy generally prohibits mutual holding companies from waiving the receipt of dividends. Accordingly, management does not expect that Investors Bancorp, MHC will be permitted to waive the receipt of dividends so long as Investors Bancorp, MHC is regulated by the Federal Reserve Board as a bank holding company.

In connection with the 2005 stock offering, the Federal Reserve Board required Investors Bancorp, Inc. to agree to comply with certain regulations issued by the Office of Thrift Supervision that would apply if Investors Bancorp, Inc., Investors Bancorp, MHC and Investors Savings Bank were Office of Thrift Supervision chartered entities, including regulations governing post-stock offering stock benefit plans and stock repurchases.

Conversion of Investors Bancorp, MHC to Stock Form.  Investors Bancorp, MHC is permitted to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Investors Bancorp, Inc. (the “New Holding Company”), Investors Bancorp, MHC’s corporate existence would end, and certain depositors of Investors Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Investors Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Investors Bancorp, Inc. immediately before the Conversion Transaction, subject to any adjustment required by regulation or regulatory policy. The FDIC’s approval of Investor Savings Bank’s initial mutual holding company reorganization in 1997 requires that any dividends waived by Investors Bancorp, MHC be taken into account in establishing the exchange ratio in any Conversion Transaction. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of Investors Bancorp, Inc. common stock held by Minority Stockholders and approval of a majority of the votes held by depositors of Investors Savings Bank.

New Jersey Regulation.  Under the New Jersey Banking Act, a company owning or controlling a savings bank is regulated as a bank holding company. The New Jersey Banking Act defines the terms “company” and “bank holding company” as such terms are defined under the BHCA. Each bank holding company controlling a New Jersey-chartered bank or savings bank must file certain reports with the Commissioner and is subject to examination by the Commissioner.

Acquisition of Investors Bancorp, Inc.  Under federal law and under the New Jersey Banking Act, no person may acquire control of Investors Bancorp, Inc. or Investors Savings Bank without first obtaining approval of such acquisition of control by the Federal Reserve Board and the Commissioner. See “Restrictions on the Acquisition of Investors Bancorp, Inc. and Investors Savings Bank.”

Federal Securities Laws.  Investors Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Investors Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Investors Bancorp, Inc. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Investors Bancorp, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Investors Bancorp, Inc. meets specified current public information requirements, each affiliate of Investors Bancorp, Inc. is able to sell in the public market, without registration, a limited number of shares in any three-month period.

TAXATION

Federal Taxation

General.  Investors Bancorp, Inc. and Investors Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither Investors Bancorp, Inc.’s nor Investors Savings Bank’s federal tax returns are currently under audit, and neither entity has been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or Investors Savings Bank.

Method of Accounting.  For federal income tax purposes, Investors Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, Investors Savings Bank was subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996 pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), which eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period all bad debt reserves accumulated after 1987. Investors Savings Bank has fully recaptured its post-1987 reserve balance.

Currently, the Investors Savings Bank consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Savings Bank failed to meet certain thrift asset and definitional tests.

As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At June 30, 2006, our total federal pre-base year reserve was approximately $36.5 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Investors Bancorp, Inc. and Investors Savings Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2006, the Company had a $1.9 million net operating loss carryforward for federal income tax purposes.

Corporate Dividends-Received Deduction.  Investors Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Investors Savings Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from a corporation having less than 20% of its stock owned by the recipient corporation.

State Taxation

New Jersey State Taxation.  Investors Savings Bank files New Jersey Savings Institution income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Investors Savings Bank is not currently under audit with respect to its New Jersey income tax returns and Investors Savings Bank’s state tax returns have not been audited for the past five years.

Under New Jersey law, New Jersey savings banks, including Investors Savings Bank, pay the greater of a 9% corporate business tax (“CBT”) or an Alternative Minimum Assessment (“AMA”) tax. There are two methods for calculating the AMA tax, the gross receipts method or the gross profits method. Under the gross receipts method, the tax is calculated by multiplying the gross receipts by the applicable factor, which ranges from 0.125% to 0.4%. Under the gross profits method, the tax is calculated by multiplying the gross profits by the applicable factor, which ranges from 0.25% to 0.8%. The taxpayer has the option of choosing either the gross receipts or gross profits method, but once an election is made, the taxpayer must use the same method for the next four tax years. The AMA tax is creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for each taxpayer may not exceed $5.0 million per year, and the sum of the AMA for each member of an affiliated group may not exceed $20.0 million per year for members of an affiliated group with five or more taxpayers. The AMA for tax years beginning after June 30, 2006 will be zero.

New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return for the entire operations of the affiliated group or controlled group, including its own operations and income.

Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, Investors Bancorp, Inc. is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

ITEM 1A.	RISK FACTORS

Our Liabilities Reprice Faster Than Our Assets and Future Increases in Interest Rates Will Reduce Our Profits.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

The interest income we earn on our assets and the interest expense we pay on our liabilities are generally fixed for a contractual period of time. Our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2006, the fair value of our total securities portfolio was $2.22 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2006, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a 33.5% decrease in net portfolio value and a $14.4 million decrease in net interest income.

There Is No Assurance That Our Strategy to Change the Mix of Our Assets and Liabilities Will Succeed.

We previously emphasized investments in government agency and mortgage-backed securities, funded with wholesale borrowings. This policy was designed to achieve profitability by allowing asset growth with low overhead expense, although securities generally have lower yields than loans, resulting in a lower interest rate spread and lower interest income. In October 2003, we implemented a strategy to change the mix of our assets and liabilities to one more focused on loans and retail deposits. As a result of this strategy, at June 30, 2006, our mortgage-backed and other securities accounted for 41.7% of total assets, while our loan portfolio accounted for 53.9% of our total assets. In comparison, at June 30, 2003, our mortgage-backed and other securities accounted for 77.6% of total assets and our loan portfolio accounted for 14.5% of total assets.

Our Inability to Achieve Profitability on New Branches May Negatively Affect Our Earnings.

We have expanded our presence throughout our market area, and we intend to pursue further expansion through de novo branching. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

Because We Intend to Continue to Increase Our Commercial Real Estate Originations, Our Lending Risk Will Increase.

At June 30, 2006, our portfolio of commercial real estate, multi-family and construction loans totaled $142.4 million, or 4.8% of our total loans. We intend to increase our originations of commercial real estate, multi-family and construction loans. In September 2004, we hired an experienced commercial real estate lending executive from another New Jersey institution who has since built an experienced team of six commercial real estate lenders. Commercial real estate, multi-family and construction loans generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

A Downturn in the New Jersey Economy or a Decline in Real Estate Values Could Reduce Our Profits.

Most of our real estate loans are secured by real estate in New Jersey. As a result of this concentration, a downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there have been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Business of Investors Savings Bank — Market Area.”

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 0.22% of total loans and 192.18% of non-performing loans at June 30, 2006.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities will have a material adverse effect on our financial condition and results of operations.

Our Return on Equity Will Be Low Compared to Other Financial Institutions. This Could Negatively Affect the Price of Our Common Stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. For the year ended June 30, 2006, our return on average equity was 2.00%, compared to a return on average equity of 4.18% for all publicly traded savings institutions organized in the mutual holding company form. We expect our return on equity to remain below the industry average until we are able to further leverage the additional capital we received from the offering. Our return on equity will be reduced because of the amount of capital raised in the offering, higher expenses from the costs of being a public company, and added expenses associated with our employee stock ownership plan and the stock-based incentive plan we intend to adopt. Until we can increase our net interest income and other income, we expect our return on equity to be below the industry average, which may reduce the market value of our shares of common stock.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Investors Savings Bank — Competition.”

If We Declare Dividends on Our Common Stock, Investors Bancorp, MHC Will be Prohibited From Waiving the Receipt of Dividends by Current Federal Reserve Board Policy, Which May Result in Lower Dividends for All Other Stockholders.

The Board of Directors of Investors Bancorp, Inc. has the authority to declare dividends on its common stock, subject to statutory and regulatory requirements. So long as Investors Bancorp, MHC is regulated by the Federal Reserve Board, if Investors Bancorp, Inc. pays dividends to its stockholders, it also will be required to pay dividends to Investors Bancorp, MHC, unless Investors Bancorp, MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current policy does not permit a mutual holding company to waive dividends declared by its subsidiary. Accordingly, because dividends will be required to be paid to Investors Bancorp, MHC along with all other stockholders, the amount of dividends available for all other stockholders will be less than if Investors Bancorp, MHC were permitted to waive the receipt of dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At June 30, 2006, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 46 full-service branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the Company did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of September 1, 2006 was 6,138. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the period ended June 30, 2006. Investors Bancorp, Inc. began trading on the NASDAQ National Market on October 12, 2005. Accordingly, no information prior to this date is available. The following information was provided by the NASDAQ National Market.

Fiscal 2006	High	Low	Dividends

Quarter ended December 31, 2005	$11.07	$9.89	$—
Quarter ended March 31, 2006	14.49	10.99	—
Quarter ended June 30, 2006	14.00	12.75	—

Dividend payments by Investors Bancorp, Inc. are dependent primarily on dividends it receives from Investors Savings Bank, because Investors Bancorp, Inc. has no source of income other than dividends from Investors Savings Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Investors Bancorp, Inc., and interest payments with respect to Investors Bancorp, Inc.’s loan to the Employee Stock Ownership Plan.

For a discussion of Investors Savings Bank’s ability to pay dividends, see “Supervision and Regulation — Federal Banking Regulation.”

At June 30, 2006, there were no compensation plans under which equity securities of Investors Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

(b) Not Applicable.

(c) Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc., or, prior to October 12, 2005, Investors Savings Bank. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At June 30,
Selected Financial Condition Data:	2006	2005	2004	2003	2002
	(In thousands)
					(Unaudited)

Total assets	$5,497,246	$4,992,753	$5,318,140	$5,352,404	$5,215,179
Loans receivable, net	2,960,583	1,993,904	1,105,881	778,451	992,910
Loans held-for-sale	974	3,412	1,428	10,991	2,601
Securities held to maturity, net	1,763,032	2,040,882	2,522,811	3,851,921	3,830,055
Securities available for sale, at estimated fair value	528,876	673,951	1,421,073	303,525	117,060
Bank owned life insurance	78,903	76,229	75,543	74,541	37,461
Deposits	3,302,043	3,240,420	3,266,935	3,172,826	2,834,420
Borrowed funds	1,245,740	1,313,769	1,604,798	1,744,827	1,969,855
Stockholders’ equity	900,187	407,827	401,663	392,537	365,221

	Years Ended June 30,
Selected Operating Data:	2006(1)	2005(2)	2004	2003	2002
	(In thousands)

Interest and dividend income	$246,068	$226,524	$210,574	$241,238	$283,095
Interest expense	141,796	126,679	127,558	158,121	185,339

Net interest income	104,272	99,845	83,016	83,117	97,756
Provision for loan losses	600	600	600	600	500

Net interest income after provision for loan losses	103,672	99,245	82,416	82,517	97,256
Other income (loss)	5,580	(2,431)	3,890	7,138	(302)
Operating expenses	86,830	103,302	54,803	49,153	40,992

Income (loss) before income tax expense (benefit)	22,422	(6,488)	31,503	40,502	55,962
Income tax expense (benefit)	7,408	(3,346)	11,666	12,232	20,093

Net income (loss)	$15,014	$(3,142)	$19,837	$28,270	$35,869

Earnings per share basic and diluted(3)	0.06	n/a	n/a	n/a	n/a

(1)	June 30, 2006 year end results reflect a pre-tax expense of $20.7 million for the charitable contribution made to Investors Savings Bank Charitable Foundation as part of our IPO.

(2)	June 30, 2005 year end results reflect pre-tax expense of $54.0 million attributable to the March 2005 balance sheet restructuring.

(3)	Basic earnings per share for the year ended June 30, 2006 include the results of operations from October 11, 2005, the date the Company completed its initial public offering.

At or for the Years Ended June 30,
Selected Financial Ratios and Other Data:	2006	2005	2004	2003	2002

Performance Ratios:
Return on assets (ratio of net income or loss to average total assets)	0.29%	(0.06)%	0.37%	0.52%	0.71%
Return on equity (ratio of net income or loss to average equity)	2.00%	(0.78)%	5.00%	7.56%	10.65%
Net interest rate spread(1)	1.62%	1.79%	1.42%	1.37%	1.73%
Net interest margin(2)	2.04%	1.97%	1.58%	1.56%	1.97%
Efficiency ratio(3)	79.04%	106.04%	63.06%	54.46%	42.06%
Operating expenses to average total assets	1.65%	1.98%	1.02%	0.90%	0.81%
Average interest-earning assets to average interest-bearing liabilities	1.15	x	1.07	x	1.06	x	1.06	x	1.07x
Asset Quality Ratios:
Non-performing assets to total assets	0.06%	0.16%	0.17%	0.20%	0.24%
Non-performing loans to total loans	0.11%	0.40%	0.82%	1.37%	1.21%
Allowance for loan losses to non-performing loans	192.18%	72.40%	57.29%	44.40%	35.82%
Allowance for loan losses to total loans	0.22%	0.29%	0.47%	0.61%	0.43%
Capital Ratios:
Risk-based capital (to risk-weighted assets)(4)	26.48%	21.48%	26.55%	27.58%	26.88%
Tier I risk-based capital (to risk-weighted assets)(4)	26.23%	21.18%	26.22%	27.24%	26.56%
Core capital (to average assets)(4)	12.25%	8.28%	7.69%	7.12%	6.95%
Equity to total assets	16.38%	8.17%	7.55%	7.33%	7.00%
Average equity to average assets	14.29%	7.69%	7.36%	6.86%	6.66%
Tangible capital (to tangible assets)	16.36%	8.16%	7.52%	7.30%	6.97%
Other Data:
Number of full service offices	46	46	45	45	43
Full time equivalent employees	473	459	443	455	420

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents operating expenses divided by the sum of net interest income and other income.

(4)	Ratios are for Investors Savings Bank and do not include capital retained at the holding company level.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate a well-capitalized and profitable full service community bank dedicated to providing high quality customer service and competitive products to the communities we serve. In October 2003 our Board of Directors approved a change in our strategic direction from one focused on investing in securities, wholesale borrowings and high cost certificates of deposits, to one more focused on originating loans and attracting core deposits. We remain committed to the task of originating more loans and attracting more core deposits.

We expect to continue to change our asset composition by originating and purchasing residential mortgage loans and building on the significant loan portfolio growth we have experienced since the latter part of 2003. Over that period total loans have grown 277% from $782.2 million at June 30, 2003 to $2.95 billion at June 30, 2006. We also plan to diversify the composition of our loan portfolio by originating more multi-family, commercial real estate and construction loans. In September 2004, we hired an experienced commercial real estate lending executive from another New Jersey institution who has since built an experienced team of six commercial real estate lenders. Commercial real estate and construction lending generally expose a lender to more credit risk than residential mortgage loans. The repayment of commercial real estate and construction loans depends upon the business and financial condition of the borrower and on the economic viability of projects financed. Consequently, like other financial institutions, we generally charge higher rates of interest for these types of loans compared to residential mortgage loans. Our expansion into commercial real estate lending may be a good opportunity to increase our net interest income, diversify our loan portfolio and improve our interest rate risk position, although there is no assurance we can achieve these goals.

We are also focusing on changing our mix of deposits as we de-emphasize high cost certificates of deposits in favor of lower cost core deposits. This has proven to be a difficult task because of the extreme competition for deposits from other financial institutions (including non-banks) in our market areas. Over the period we have undertaken a number of initiatives in order to help change our mix of core deposits. With our commitment to employee education we have introduced a number of training programs designed to teach our branch staff about cross-selling and customer retention techniques. Our objective is to increase the number of products used by our existing customers and to attract new customers.

We have launched a number of new products designed to increase the amount of core deposits including high yield checking and a suite of commercial deposit products designed to appeal to small business owners in the communities we serve. These initiatives, along with a more effective marketing and community relations effort are necessary steps for improving our retail deposit franchise, although we can not be sure we will be successful.

Our plans also include growing our retail banking franchise by building or acquiring new branch locations. We have established financial, geographic and other criteria to evaluate potential new branch offices both inside and outside our current market area. There can be no assurance, however, we will be successful with our plans to grow. In fact, finding suitable new branch sites has become increasingly difficult and expensive in New Jersey.

The interest rate environment has been a difficult one for most financial institutions. With short term rates close to or at times even higher than long term rates the prospects of expanding interest rate spread and net interest margin are difficult at best. Our net income for the fiscal year ended June 2006 increased when compared to the prior fiscal year end and is attributed to increases in net interest income and other income, and a decrease in operating expenses. The increase in net interest income is attributable to higher interest income from higher yielding loans funded with cash flows from lower yielding securities. The higher interest income was offset somewhat by higher interest expenses for deposits and borrowings.

Other income for this fiscal year was higher than last fiscal year because last year we recorded losses on securities sold as part of a restructuring transaction. There were no such losses this year. Operating expenses were also lower this year because of the payment last year of prepayment fees on wholesale borrowings incurred as part of the same restructuring transaction. This was partially offset by a contribution we made to our charitable foundation as part of our initial public offering.

In October 2005 we completed our initial public stock offering and sold 51,627,094 shares of common stock, or 44.40% of our outstanding common stock, at a price of $10.00 per share to subscribers in the offering, including 4,254,072 shares purchased by the Investors Savings Bank Employee Stock Ownership Plan. Investors Bancorp, MHC, our company’s New Jersey chartered mutual holding company parent holds 63,099,781 shares or 54.27% of the outstanding common stock. We also contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of our outstanding shares, to the Investors Savings Bank Charitable Foundation. Net proceeds from the initial offering were $509.7 million of which we contributed $255.0 million to Investors Savings Bank.

Given the severe flatness of the yield curve we decided to use the proceeds from the offering to reduce wholesale borrowings. This is consistent with our overall strategy of reducing wholesale borrowings and we believe, prudent, given the minimal spread of using the proceeds to purchase investment securities. We expect the interest rate environment to remain challenging throughout the remainder of calendar year 2006 which will continue to have an impact on our net interest margin and net interest rate spread. Although the Federal Reserve recently paused on raising the Fed Funds rate at the last Federal Open Market Committee meeting, their statement includes language that would support future increases if the Fed feels inflation remains a risk.

We do believe, however, that our strategy of changing the balance sheet from one more wholesale-like to one which is more retail-like will position us to benefit when the interest rate environment improves. As we enter our 2007 fiscal year, we envision the possibility of using repurchases of our stock and the payment of dividends as a desirable use of our capital.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses.  The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

Through June 2006, our primary lending emphasis has been the origination and purchase of residential mortgage loans and, to a lesser extent, commercial mortgages. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages at June 30, 2006. We also have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the loan portfolio.

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans at June 30, 2006 accurately reflects our portfolio credit risk, given our emphasis on residential lending and current market conditions. Furthermore, the increase in the allowance for loan losses during 2006 reflected the growth of the loan portfolio, partially offset by the low level of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

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

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

Asset Impairment Judgments.  Some of our assets are carried on our consolidated balance sheets at cost, at fair value or at the lower of cost or fair value. Valuation allowances or write-downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholder’s equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.

Comparison of Financial Condition at June 30, 2006 and June 30, 2005

Total Assets.  Total assets increased by $504.5 million, or 10.10%, to $5.50 billion at June 30, 2006 from $4.99 billion at June 30, 2005. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio. The cash flow from our securities portfolio is being used to fund our loan growth, consistent with our strategic plan.

Cash and Cash Equivalents.  Cash and cash equivalents decreased by $41.5 million, or 51.0%, to $39.8 million at June 30, 2006 from $81.3 million at June 30, 2005. This decrease is a result of utilizing cash to fund loan growth and repay maturing wholesale borrowings.

Securities.  Securities, both available-for-sale and held-to-maturity, decreased by $422.9 million, or 15.6%, to $2.29 billion at June 30, 2006, from $2.71 billion at June 30, 2005. This decrease is consistent with our strategy to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. The cash flows from our securities portfolio were used primarily to fund our loan growth.

Net Loans.  Net loans, including loans held for sale, increased by $964.2 million, or 48.3%, to $2.96 billion at June 30, 2006 from $2.00 billion at June 30, 2005. The majority of our loan growth was in residential mortgage loans. Total residential loan production for the year ended June 30, 2006 was $1.05 billion. We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the year ended June 30, 2006 we originated $224.1 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year ended June 30, 2006 we purchased loans totaling $694.9 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the year ended June 30, 2006, we purchased loans totaling $130.0 million on a “bulk purchase” basis.

Additionally, for the year ended June 30, 2006, we originated $67.5 million in multi-family and commercial real estate loans and $95.0 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2006 was $266.5 million. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

Our asset quality continued to improve in fiscal 2006. Total non-performing loans, defined as non-accruing loans, decreased by $4.6 million to $3.3 million at June 30, 2006 from $7.9 million at June 30, 2005. The ratio of non-performing loans to total loans was 0.11% at June 30, 2006 compared with 0.40% at June 30, 2005. The allowance for loan losses as a percentage of non-performing loans was 192.18% at June 30, 2006 compared with 72.40% at June 30, 2005. At June 30, 2006 and 2005 our allowance for loan losses as a percentage of total loans was 0.22% and 0.29%, respectively.

Although we believe we have established and maintained an adequate level of allowance for loan losses, additions may be necessary as multi-family, commercial real estate and construction lending increases and/or if future economic conditions differ substantially from the current operating environment. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”

Stock in the Federal Home Loan Bank and Other Assets.  The amount of stock we own in the Federal Home Loan Bank (FHLB) decreased by $14.6 million from $60.7 million at June 30, 2005 to $46.1 million at June 30, 2006 reflecting a lower stock ownership requirement which was primarily due to a decrease in our level of borrowings. There was also an increase in accrued interest receivable of $2.8 million resulting from an increase in interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets.

Deposits.  Deposits increased by $61.6 million, or 1.9%, to $3.30 billion at June 30, 2006 from $3.24 billion at June 30, 2005. The increase is primarily due to an increase in interest-bearing checking and time deposits of $65.3 million and $141.0 million, respectively, partially offset by a decrease in savings and money market accounts of $44.8 million and $106.2 million, respectively. We attribute the increase and shift in deposits to new products being offered and higher rates on our CD’s in response to market interest rates, consumer demands and competition.

Borrowed Funds.  Borrowed funds decreased $68.0 million, or 5.2%, to $1.25 billion at June 30, 2006 from $1.31 billion at June 30, 2005. This decrease was primarily a result of utilizing the proceeds from the stock offering to reduce wholesale borrowings, partially offset by borrowing to fund loan growth.

Stockholders’ Equity.  Stockholders’ equity increased $492.4 million, or 120.7%, to $900.2 million at June 30, 2006 from $407.8 million at June 30, 2005. The increase in stockholders’ equity was primarily due to $525.3 million of capital raised in our initial public stock offering, which was completed on October 11, 2005. This was partially offset by the purchase of 4,254,072 shares for our employee stock ownership plan at a cost of $42.5 million.

Analysis of Net Interest Income

Net interest income represents the difference between income we earn on our interest-earning assets and the expense we pay on interest-bearing liabilities. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on such assets and paid on such liabilities.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended June 30,
	2006				2005				2004
	Average		Interest	Average	Average		Interest	Average	Average	Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$82,677		$2,863	3.46%	$20,162		$489	2.43%	$106,909	$866	0.81%
Repurchase agreements	16,387		613	3.74	—		—	—	—	—	—
Securities available-for-sale(1)	609,265		25,828	4.24	1,190,712		47,408	3.98	1,186,174	49,912	4.21
Securities held-to-maturity	1,930,206		87,202	4.52	2,289,520		99,443	4.34	2,966,858	110,945	3.74
Net loans	2,427,506		126,613	5.22	1,502,704		76,857	5.11	899,219	47,709	5.31
Stock in FHLB	54,834		2,949	5.38	72,388		2,327	3.21	87,269	1,142	1.31

Total interest-earning assets	5,120,875		246,068	4.81	5,075,486		226,524	4.46	5,246,429	210,574	4.01

Non-interest-earning assets	135,799				139,856				145,780

Total assets	$5,256,674				$5,215,342				$5,392,209

Interest-bearing liabilities:
Savings deposits	$330,840		2,820	0.85	$279,953		2,349	0.84	$276,466	2,576	0.93
Interest-bearing checking	306,079		6,027	1.97	218,327		2,533	1.16	194,374	2,087	1.07
Money market accounts	255,154		3,423	1.34	380,623		5,075	1.33	390,927	5,231	1.34
Certificates of deposit	2,435,089		84,308	3.46	2,364,399		59,905	2.53	2,334,815	55,551	2.38
Borrowed funds	1,115,723		45,218	4.05	1,500,671		56,817	3.79	1,730,630	62,113	3.59

Total interest-bearing liabilities	4,442,885		141,796	3.19	4,743,973		126,679	2.67	4,927,212	127,558	2.59

Non-interest-bearing liabilities	62,803				70,468				68,213

Total liabilities	4,505,688				4,814,441				4,995,425
Stockholders’ equity	750,986				400,901				396,784

Total liabilities and stockholders’ equity	$5,256,674				$5,215,342				$5,392,209

Net interest income			$104,272				$99,845			$83,016

Net interest rate spread(2)				1.62%				1.79%			1.42%

Net interest-earning assets(3)	$677,990				$331,513				$319,217

Net interest margin(4)				2.04%				1.97%			1.58%

Ratio of interest-earning assets to total interest-bearing liabilities	1.15	x			1.07	x			1.06x

(1)	Securities available-for-sale stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended June 30,			Years Ended June 30,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Interest-bearing deposits	$2,086	$288	$2,374	$(1,108)	$731	$(377)
Repurchase agreements	613	—	613	—	—	—
Securities available-for-sale	(23,464)	1,884	(21,580)	137	(2,641)	(2,504)
Securities held-to-maturity	(14,705)	2,464	(12,241)	(27,527)	16,025	(11,502)
Net loans	48,202	1,554	49,756	30,701	(1,553)	29,148
Stock in FHLB	(665)	1,287	622	(224)	1,409	1,185

Total interest-earning assets	12,067	7,477	19,544	1,979	13,971	15,950

Interest-bearing liabilities:
Savings deposits	433	38	471	32	(259)	(227)
Interest-bearing checking	1,278	2,216	3,494	270	176	446
Money market accounts	(1,683)	31	(1,652)	(137)	(19)	(156)
Certificates of deposit	1,841	22,562	24,403	711	3,643	4,354

Total Deposits	1,869	24,847	26,716	876	3,541	4,417
Borrowed funds	(15,286)	3,687	(11,599)	(8,840)	3,544	(5,296)

Total interest-bearing liabilities	(13,417)	28,534	15,117	(7,964)	7,085	(879)

Increase (decrease) in net interest income	$25,484	$(21,057)	$4,427	$9,943	$6,886	$16,829

Comparison of Operating Results for the Years Ended June 30, 2006 and 2005

Net Income.  Operating results improved by $18.2 million, to a net income of $15.0 million for the year ended June 30, 2006 from a net loss of $3.1 million for the year ended June 30, 2005. The Company’s results of operations for the fiscal year ended June 30, 2006 were negatively impacted by a $20.7 million pre-tax charitable contribution expense and positively impacted by the investment of stock subscription proceeds received in its initial public offering. With respect to the prior fiscal year, in March 2005 the Company executed a restructuring transaction in which it repaid $448.0 million in FHLB borrowings and sold approximately $500.0 million of securities with a book yield of 4.00% or less, to fund the repayment of these borrowings. This restructuring transaction resulted in charges to income of $54.0 million before taxes in March 2005, consisting of the losses on prepayment of the borrowings and sale of the securities.

Net Interest Income.  Net interest income increased by $4.4 million, or 4.4%, to $104.3 million for the year ended June 30, 2006 from $99.8 million for the year ended June 30, 2005. The increase was caused primarily by a 35 basis point improvement in our yield on interest-earning assets to 4.81% for the year ended June 30, 2006 from 4.46% for the year ended June 30, 2005 and a reduction in the average balance of interest-bearing liabilities of $301.1 million, or 6.3%, to $4.44 billion for the year ended June 30, 2006 from $4.74 billion for the year ended June 30, 2005. This was partially offset by an increase in our cost of interest-bearing liabilities to 3.19% for the year ended June 30, 2006 from 2.67% for the year ended June 30, 2005.

Interest and Dividend Income.  Total interest and dividend income increased by $19.5 million, or 8.6%, to $246.1 million for the year ended June 30, 2006 from $226.5 million for the year ended June 30, 2005. This increase was primarily due to a 35 basis point increase in the average yield on interest-earning assets to 4.81% for the year ended June 30, 2006 compared to 4.46% for the year ended June 30, 2005. There was also an increase in the average balance of interest-earning assets of $45.4 million, or 0.9%, to $5.12 billion for the year ended June 30, 2006 from $5.08 billion for the year ended June 30, 2005.

Interest income on loans increased by $49.8 million, or 64.7%, to $126.6 million for the year ended June 30, 2006 from $76.9 million for the year ended June 30, 2005, reflecting a $924.8 million, or 61.5%, increase in the average balance of net loans to $2.43 billion for the year ended June 30, 2006 from $1.50 billion for the year ended June 30, 2005. In addition, the average yield on loans increased to 5.22% for the year ended June 30, 2006 from 5.11% for the year ended June 30, 2005.

Interest income on all other interest-earning assets, excluding loans, decreased by $30.2 million, or 20.2%, to $119.5 million for the year ended June 30, 2006 from $149.7 million for the year ended June 30, 2005. This decrease reflected an $879.4 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 25 basis point increase in the average yield on securities and other interest-earning assets to 4.44% for the year ended June 30, 2006 from 4.19% for the year ended June 30, 2005.

Interest Expense.  Total interest expense increased by $15.1 million, or 11.9%, to $141.8 million for the year ended June 30, 2006 from $126.7 million for the year ended June 30, 2005. This increase was primarily due to a 52 basis point increase in the weighted average cost of total interest-bearing liabilities to 3.19% for the year ended June 30, 2006 compared to 2.67% for the year ended June 30, 2005. This was partially offset by a $301.1 million, or 6.3%, decrease in the average balance of total interest-bearing liabilities to $4.44 billion for the year ended June 30, 2006 from $4.74 billion for the year ended June 30, 2005. We reduced the average balance of wholesale borrowings during the year ended June 30, 2006 by $384.9 million to $1.12 billion which was partially offset by an increase in the average balance of interest-bearing deposits for the year ended June 30, 2006 of $83.9 million to $3.33 billion.

Interest expense on interest-bearing deposits increased $26.7 million, or 38.2% to $96.6 million for the year ended June 30, 2006 from $69.9 million for the year ended June 30, 2005. This increase was due to an $83.9 million increase in the average balance of interest-bearing deposits and a 75 basis point increase in the average cost of interest-bearing deposits.

Interest expense on borrowed funds decreased by $11.6 million, or 20.4%, to $45.2 million for the year ended June 30, 2006 from $56.8 million for the year ended June 30, 2005. The average balance of borrowed funds decreased by $384.9 million or 25.7%, to $1.12 billion for the year ended June 30, 2006 from $1.50 billion for the year ended June 30, 2005. This decrease was primarily attributed to the utilization of the proceeds from our initial public stock offering to reduce higher cost wholesale borrowings and to the restructuring transaction that took place in March 2005 in which we repaid wholesale borrowings. The average cost of borrowed funds increased by 26 basis points to 4.05% for the year ended June 30, 2006 from 3.79% for the year ended June 30, 2005.

Provision for Loan Losses.  Our provision for loan losses was $600,000 for the year ended June 30, 2006 and 2005. There were net recoveries of $46,000 for the year ended June 30, 2006 and net charge-offs of $99,000 for the year ended June 30, 2005. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2006 and June 30, 2005”.

Other Income (Loss).  Total other income increased by $8.0 million to $5.6 million for the year ended June 30, 2006 from a loss of $2.4 million for the year ended June 30, 2005. This increase was largely the result of the losses recorded in the year ended June 30, 2005 on the sale of securities of $9.5 million, primarily attributed to the balance sheet restructuring. This was partially offset by a decrease in income associated with our bank owned life insurance of $1.3 million to $2.7 million for the year ended June 30, 2006.

Operating Expenses.  Total operating expenses decreased by $16.5 million, or 15.9%, to $86.8 million for the year ended June 30, 2006 from $103.3 million for the year ended June 30, 2005. The decrease was primarily attributed to the balance sheet restructuring in the year ended June 30, 2005, in which a loss of $43.6 million on the early extinguishment of debt was realized, partially offset by the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation in the year ended June 30, 2006 as part of our initial public stock offering. In addition, compensation and fringe benefits increased by $6.3 million, or 17.6%, to $42.0 million for the year ended June 30, 2006. This increase was primarily due to staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. Additionally, $2.4 million is attributed to the recognition in fiscal year 2006 of expense related to the ESOP share allocations to employees for calendar year 2005 and the commitment of shares during the first half of calendar year 2006.

Income Taxes.  Income tax expense was $7.4 million for the year ended June 30, 2006, as compared to income tax benefit of $3.3 million for the year ended June 30, 2005. Our effective tax expense rate was 33.0% for the year ended June 30, 2006.

Comparison of Operating Results for the Years Ended June 30, 2005 and 2004

Net Income (Loss).  Net loss was $3.1 million for the fiscal year ended June 30, 2005 compared to net income of $19.8 million for the fiscal year ended June 30, 2004. Included in the Company’s results of operations for the fiscal year ended June 30, 2005 was a pre-tax loss of $54.0 million ($35.5 million after taxes) recorded as a result of the asset and liability restructuring transaction executed in March 2005.

Net Interest Income.  Net interest income increased by $16.8 million, or 20.3%, to $99.8 million for the year ended June 30, 2005 from $83.0 million for the year ended June 30, 2004. The increase was caused primarily by a 37 basis point improvement in our net interest rate spread to 1.79% for the year ended June 30, 2005 from 1.42% for the year ended June 30, 2004.

Interest and Dividend Income.  Interest and dividend income increased by $16.0 million, or 7.6%, to $226.5 million for the year ended June 30, 2005 from $210.6 million for the year ended June 30, 2004. This increase was due to a 61.1% increase in interest income on loans, partially offset by an 8.7% decrease in interest income on securities.

Interest income on loans increased by $29.1 million, or 61.1%, to $76.9 million for the year ended June 30, 2005 from $47.7 million for the year ended June 30, 2004, reflecting a $603.5 million, or 67.1%, increase in the average balance of net loans to $1.50 billion for the year ended June 30, 2005 from $899.2 million for the year ended June 30, 2004. This increase in average volume of loans was partially offset by a 20 basis point decrease in the average yield on loans to 5.11% for the year ended June 30, 2005 from 5.31% for the year ended June 30, 2004.

Interest income on all other interest-earning assets, excluding loans, decreased by $13.2 million, or 8.1%, to $149.7 million for the year ended June 30, 2005 from $162.9 million for the year ended June 30, 2004. This decrease reflected a $774.4 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 44 basis point increase in the average yield on investment securities and other interest-earning assets to 4.19% for the year ended June 30, 2005 from 3.75% for the year ended June 30, 2004. The yield on our investment securities was negatively affected in 2004 by the accelerated write-off of premiums on our mortgage-backed securities, caused by faster prepayments on the underlying mortgages when compared to 2005.

Interest Expense.  Interest expense declined by $879,000, or 0.7%, to $126.7 million for the year ended June 30, 2005 from $127.6 million for the year ended June 30, 2004. This decrease was primarily due to interest expense on borrowed funds decreasing by $5.3 million, or 8.5%, to $56.8 million for the year ended June 30, 2005, partially offset by an increase in interest expense on deposits of $4.4 million, or 6.7%, to $69.9 million for the year ended June 30, 2005 from $65.4 million for the year ended June 30, 2004. Consistent with our strategic plan, we reduced the average balance of wholesale borrowings during the year ended June 30, 2005 by $230.0 million which was partially offset by an increase of $46.7 million to $3.24 billion in the average balance of interest-bearing deposits for the year ended June 30, 2005.

Interest expense on interest-bearing deposits increased $4.4 million, or 6.7% to $69.9 million for the year ended June 30, 2005 from $65.4 million for the year ended June 30, 2004. This increase was due to a $46.7 million increase in the average balance of interest-bearing deposits and a 10 basis point increase in the average cost of interest-bearing deposits.

Interest expense on borrowed funds decreased by $5.3 million, or 8.5%, to $56.8 million for the year ended June 30, 2005 from $62.1 million for the year ended June 30, 2004. The average balance of borrowed funds decreased by $230.0 million or 13.3% to $1.50 billion for the year ended June 30, 2005 from $1.73 billion for the year ended June 30, 2004. This was partially offset by a 20 basis point increase in the average cost of those funds to 3.79% for the year ended June 30, 2005 from 3.59% for the year ended June 30, 2004. The decrease in the average balance of our borrowings was funded by an increase in retail deposits, excess cash flow from the securities portfolio and, to a lesser extent, the restructuring of our assets and liabilities in March 2005.

Provision for Loan Losses.  Our provision for loan losses was $600,000 for the years ended June 30, 2005 and 2004. Net charge-offs for the year ended June 30, 2005 were $99,000 compared to net charge-offs of $157,000 for the year ended June 30, 2004.

Other Income (Loss).  Other income decreased by $6.3 million to a net loss of $2.4 million for the year ended June 30, 2005 from other income of $3.9 million for the year ended June 30, 2004. This decrease was largely the result of the losses on sale of securities of $10.5 million in the year ended June 30, 2005, $10.4 million of which was due to the balance sheet restructuring in March 2005, which was partially offset by gains of $1.0 million during the year. During the year ended June 30, 2004, net gains on the sale of securities were $2.8 million and a loss due to other-than-temporary decline in fair value was $3.1 million. In addition, income associated with our bank owned life insurance contract increased by $3.0 million to $4.0 million for the year ended June 30, 2005 from $1.0 million for the year ended June 30, 2004. During the year ended June 30, 2005, the Bank received a life insurance death benefit of $3.3 million.

Operating Expenses.  Operating expenses increased by $48.5 million or 88.5% to $103.3 million for the year ended June 30, 2005 from $54.8 million for the year ended June 30, 2004. The most significant increase was due to the balance sheet restructuring in which a loss of $43.6 million on the early extinguishment of debt was realized. Compensation, payroll taxes and fringe benefits also increased by $4.1 million or 13.0% to $35.7 million for the year ended June 30, 2005. This increase reflected staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefits costs. Advertising and promotional expenses increased by $722,000 or 37.7% to $2.6 million for the year ended June 30, 2005 from $1.9 million due to increased advertising and promotional activities for our lending and retail branch operations. Office occupancy and equipment also increased by $823,000 to $10.3 million for the year ended June 30, 2005 from $9.5 million for the year ended June 30, 2004. The principal causes of this increase were the relocation of our Corporate Headquarters to Short Hills, New Jersey, where we leased 55,500 square feet of additional office space for future growth and normal increases in the cost of operating our branch network. Professional fees increased $459,000 to $1.5 million for the year ended June 30, 2005 from $997,000 for the year ended June 30, 2004. Amortization of deposit premiums decreased by $844,000 to $1.1 million for the year ended June 30, 2005 from $1.9 million for the year ended June 30, 2004, as they were fully amortized during 2005.

Income Taxes.  Income tax benefit was $3.3 million for the year ended June 30, 2005 which was a direct result of the pre-tax loss for the period, as compared to income tax expense of $11.7 million for the year ended June 30, 2004. Our effective tax benefit rate was 51.6% for the year ended June 30, 2005, compared to an effective tax expense rate of 37.0% for the year ended June 30, 2004.

Management of Market Risk

Qualitative Analysis.  We believe our most significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., forward loan commitments); the effect of loan prepayments, deposits and withdrawals; the difference in the behavior of lending and funding rates arising from the uses of different indices; and “yield curve risk” arising from changing interest rate relationships across the spectrum of maturities for constant or variable credit risk investments. Besides directly affecting our net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of securities classified as available for sale and the mix and flow of deposits.

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

Quantitative Analysis.  The table below sets forth, as of June 30, 2006, the estimated changes in the Company’s NPV and the Company’s net interest income that would result from the designated changes in the U.S. Treasury yield curve. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate increase or decrease of greater than 200 basis points.

				Net Interest Income
Change in	Net Portfolio Value(2)			Estimated Net
Interest Rates		Estimated Increase (Decrease)		Interest	Increase (Decrease) in Estimated Net Interest Income
(Basis Points)(1)	Estimated NPV	Amount	Percent	Income(3)	Amount	Percent
	(Dollars in thousands)

+200bp	$548,840	$(276,093)	(33.47)%	$76,442	$(14,429)	(15.88)%
0bp	824,933	—	—	90,871	—	—
-200bp	988,208	163,275	19.79%	105,382	14,511	15.97%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities

The table set forth above indicates at June 30, 2006, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 33.47% decrease in NPV and a $14.4 million decrease in net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 19.79% increase in NPV and a $14.5 million increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

As mentioned above, we retain two nationally recognized firms to prepare our quarterly interest rate risk reports. Although we are confident of the accuracy of the results, certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our NPV and net interest income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of liquidity consist of deposit inflows, loan repayments and maturities and borrowings from the FHLB and others. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. From time to time we may evaluate the sale of securities as a possible liquidity source. Our Interest Rate Risk Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our initial public stock offering provided a significant amount of net available proceeds. We raised approximately $509.7 million in our initial public offering which was completed in October 2005.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $39.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $528.9 million at June 30, 2006.

At June 30, 2006, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB totaling $200.0 million, of which $50.0 million was outstanding under the overnight line of credit. Both lines of credit are priced at federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements.

At June 30, 2006, we had $351.4 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $154.7 million in unused lines of credit to borrowers and overdraft lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $1.91 billion, or 57.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and purchasing of loans and the purchase of securities. During the fiscal year 2006, we originated $489.0 million of loans, purchased $824.8 million of loans and purchased $410.4 million of securities. In fiscal year 2005, we originated $284.9 million of loans, purchased $846.9 million of loans, and purchased $346.2 million of securities.

Our financing activities consist primarily of activity in deposit accounts and funds borrowed from the FHLB and others. We experienced a net increase in total deposits of $61.6 million for the year ended June 30, 2006. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and others, which provide an additional source of funds.

Investors Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, Investors Savings Bank exceeded all regulatory capital requirements. Investors Savings Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

The net proceeds from the 2005 stock offering significantly increased our liquidity and capital resources. Over time, we expect that this initial level of liquidity will be reduced as we deploy the net proceeds from the offering for general corporate purposes, including the funding of loans.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of our commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes that we use for loans that we originate.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2006. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to	More Than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)

Federal Home Loan Bank advances(1)	$150,000	$104	$—	$636	$150,740
Repurchase agreements(1)	700,000	145,000	250,000	—	1,095,000
Operating leases	3,535	6,529	5,953	23,515	39,532

Total	$853,535	$151,633	$255,953	$24,151	$1,285,272

(1)	Reflects all debt with a maturity of longer than one year.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards (“SFAS”) No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective July 1, 2006; however, the Company had no share-based transactions within the scope of the standard at the adoption date.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after

December 31, 2006. The application of FASB Interpretation No. 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Investors Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There was no change in our internal controls during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The “Proposal I — Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The “Proposal I — Election of Directors” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I — Election of Directors” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Transactions with Certain Related Persons” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal III — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
Investors Bancorp, Inc.
Short Hills, New Jersey:

We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

Short Hills, New Jersey
September 6, 2006

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2006 and 2005

	2006	2005
	(In thousands)

Assets
Cash and cash equivalents	$39,824	$81,329
Securities available-for-sale, at estimated fair value (notes 5 and 11)	528,876	673,951
Securities held-to-maturity, net (estimated fair value of $1,695,975 and $2,032,939 at June 30, 2006 and June 30, 2005, respectively) (notes 4 and 11)	1,763,032	2,040,882
Loans receivable, net (note 6)	2,960,583	1,993,904
Loans held-for-sale	974	3,412
Stock in the Federal Home Loan Bank (note 11)	46,125	60,688
Accrued interest receivable (note 7)	21,053	18,263
Office properties and equipment, net (note 9)	27,911	29,544
Net deferred tax asset (note 12)	28,176	13,128
Bank owned life insurance contract (note 3)	78,903	76,229
Other assets	1,789	1,423

	$5,497,246	$4,992,753

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 10)	$3,302,043	3,240,420
Borrowed funds (note 11)	1,245,740	1,313,769
Advance payments by borrowers for taxes and insurance	15,337	10,817
Other liabilities	33,939	19,920

Total liabilities	4,597,059	4,584,926

Stockholders’ equity (notes 2 and 16):
Preferred stock, $0.01 par value, 500,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued and outstanding at June 30, 2006, and $0.10 par value, 3,000 shares authorized; 50 issued and outstanding at June 30, 2005	532	—
Additional paid-in capital	524,962	25
Retained earnings	426,233	411,219
Unallocated common stock held by the employee stock ownership plan	(40,414)	—
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(10,758)	(2,316)
Minimum pension liability, net of tax	(368)	(1,101)

	(11,126)	(3,417)

Total stockholders’ equity	900,187	407,827

Commitments and contingencies (notes 8 and 14)

Total liabilities and stockholders’ equity	$5,497,246	$4,992,753

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended June 30, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share data)

Interest and dividend income:
Loans receivable and loans held-for-sale	$126,613	$76,857	$47,709
Securities:
Government-sponsored enterprise obligations	6,843	5,496	5,851
Mortgage-backed securities	97,557	138,210	151,850
Equity securities available-for-sale	1,825	1,776	1,523
Municipal bonds and other debt	6,805	1,369	1,633
Interest-bearing deposits	2,863	489	866
Repurchase agreements	613	—	—
Federal Home Loan Bank stock	2,949	2,327	1,142

Total interest and dividend income	246,068	226,524	210,574

Interest expense:
Deposits (note 10)	96,578	69,862	65,445
Secured borrowings	45,218	56,817	62,113

Total interest expense	141,796	126,679	127,558

Net interest income	104,272	99,845	83,016
Provision for loan losses (note 6)	600	600	600

Net interest income after provision for loan losses	103,672	99,245	82,416

Other income (loss):
Fees and service charges	2,524	2,451	2,319
Increase and death benefits on bank owned life insurance contract (note 3)	2,674	3,977	1,002
Gain on sales of mortgage loans, net	289	406	814
Gain (loss) on securities transactions, net (notes 4 and 5)	5	(9,494)	2,824
Loss on securities due to other-than-temporary decline in fair value (note 5)	—	—	(3,094)
Gain on sale of other real estate owned, net	5	38	25
Other income	83	191	—

Total other income (loss)	5,580	(2,431)	3,890

Operating expenses:
Compensation and fringe benefits (note 13)	41,963	35,695	31,578
Advertising and promotional expense	2,502	2,636	1,914
Office occupancy and equipment expense (notes 9 and 14)	10,306	10,340	9,517
Federal insurance premiums	470	470	490
Stationery, printing, supplies and telephone	1,756	1,711	1,734
Legal, audit, accounting, and supervisory examination fees	1,746	1,456	997
Data processing service fees	3,633	3,340	3,491
Amortization of premium on deposit acquisition	—	1,102	1,946
Loss on early extinguishment of debt (note 11)	—	43,616	—
Contribution to charitable foundation (note 2)	20,651	—	—
Other operating expenses	3,803	2,936	3,136

Total operating expenses	86,830	103,302	54,803

Income (loss) before income tax expense (benefit)	22,422	(6,488)	31,503
Income tax expense (benefit) (note 12)	7,408	(3,346)	11,666

Net income (loss)	$15,014	$(3,142)	$19,837

Earnings per share — basic and diluted (from October 11, 2005 to June 30, 2006) (note 19)	$0.06	n/a	n/a

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2006, 2005 and 2004

					Accumulated Other
					Comprehensive Loss
		Additional		Unallocated	Unrealized	Minimum	Total
	Common	Paid-in	Retained	Common Stock	Losses on	Pension	Stockholders’
	Stock	Capital	Earnings	Held by ESOP	Securities	Liability	Equity

Balance at June 30, 2003	$—	$25	$394,524	$—	$(1,162)	$(850)	$392,537
Comprehensive income:
Net income	—	—	19,837	—	—	—	19,837
Change in minimum pension liability, net of tax expense of $64	—	—	—	—	—	95	95
Unrealized loss on securities available- for-sale, net of tax benefit of $7,163	—	—	—	—	(12,726)	—	(12,726)
Reclassification adjustment for losses included in net income, net of tax of $551	—	—	—	—	1,920	—	1,920

Total comprehensive income							9,126

Balance at June 30, 2004	—	25	414,361	—	(11,968)	(755)	401,663
Comprehensive income:
Net loss	—	—	(3,142)	—	—	—	(3,142)
Change in minimum pension liability, net of tax benefit of $234	—	—	—	—	—	(346)	(346)
Unrealized gain on securities available- for-sale, net of tax expense of $2,307	—	—	—	—	3,212	—	3,212
Reclassification adjustment for losses included in net income, net of tax of $3,656	—	—	—	—	6,440	—	6,440

Total comprehensive income							6,164

Balance at June 30, 2005	—	25	411,219	—	(2,316)	(1,101)	407,827
Comprehensive income:
Net income	—	—	15,014	—	—	—	15,014
Change in minimum pension liability, net of tax expense of $490	—	—	—	—	—	733	733
Unrealized loss on securities available- for-sale, net of tax benefit of $5,802	—	—	—	—	(8,442)	—	(8,442)

Total comprehensive income							7,305

Sale of 53,175,907 shares of common stock in the initial public offering and issuance of 63,099,781 shares to mutual holding company	532	524,642	—	—	—	—	525,174
Purchase of common stock by the ESOP	—	—	—	(42,541)	—	—	(42,541)
ESOP shares allocated or committed to be released	—	295	—	2,127	—	—	2,422

Balance at June 30, 2006	$532	$524,962	$426,233	$(40,414)	$(10,758)	$(368)	$900,187

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended June 30, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$15,014	$(3,142)	$19,837
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contribution of stock to charitable foundation	15,488	—	—
ESOP shares allocated or committed to be released	2,422	—	—
Amortization of premiums and accretion of discounts on securities, net	1,441	5,542	22,690
Amortization of premium on deposit acquisition	—	1,102	1,946
Provision for loan losses	600	600	600
Depreciation and amortization of office properties and equipment	2,883	2,807	2,304
(Gain) loss on securities transactions, net	(5)	9,494	(2,824)
Loss on securities due to other-than-temporary decline in fair value	—	—	3,094
Loss on early extinguishment of debt	—	43,616	—
Mortgage loans originated for sale	(28,355)	(53,548)	(51,021)
Proceeds from mortgage loan sales	31,082	51,970	61,398
Gain on sales of mortgage loans, net	(289)	(406)	(814)
Proceed from sales of other real estate owned	5	315	135
Net gain on sales of other real estate owned	(5)	(38)	(25)
Death benefits on bank owned life insurance contract	—	(2,800)	—
Increase in bank owned life insurance contract	(2,674)	(1,177)	(1,002)
(Increase) decrease in accrued interest	(2,790)	4,398	2,394
Deferred tax benefit	(9,735)	(69)	(1,979)
Decrease in other assets	856	570	350
Increase (decrease) in other liabilities	14,019	(18,201)	1,168

Total adjustments	24,943	44,175	38,414

Net cash provided by operating activities	39,957	41,033	58,251

Cash flows from investing activities:
Originations of loans	(489,021)	(284,903)	(285,996)
Purchases of loans	(824,843)	(846,871)	(331,578)
Payments on loans	346,585	243,028	289,389
Purchases of mortgage-backed securities held-to-maturity	(64,356)	(261,064)	(863,170)
Purchases of debt securities held-to-maturity	(346,005)	(23,000)	(25,000)
Purchases of mortgage-backed securities available-for-sale	—	(62,175)	(1,436,645)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	457,351	689,885	2,035,506
Proceeds from calls/maturities on debt securities held-to-maturity	229,495	25,351	27,218
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	130,760	242,890	267,196
Proceeds from sales of mortgage-backed securities held-to-maturity	—	46,942	135,688
Proceeds from sales of mortgage-backed securities available-for-sale	—	550,071	30,390
Proceeds from sales of equity securities available-for-sale	—	20,729	—
Proceeds from redemptions of Federal Home Loan Bank stock	87,748	82,376	17,001
Purchases of Federal Home Loan Bank stock	(73,185)	(61,074)	(11,749)
Purchases of office properties and equipment	(1,250)	(5,403)	(6,406)
Proceeds from death benefits on bank owned life insurance contract	—	3,291	—

Net cash (used in) provided by investing activities	(546,721)	360,073	(158,156)

Cash flows from financing activities:
Net increase (decrease) in deposits	61,623	(26,515)	94,109
Net proceeds from sale of common stock	509,686	—	—
Loan to ESOP for purchase of common stock	(42,541)	—	—
Net increase (decrease) in funds borrowed under short-term repurchase agreements	325,000	—	(140)
Proceeds from funds borrowed under other repurchase agreements	475,000	605,000	115,000
Repayments of funds borrowed under other repurchase agreements	(930,000)	(1,027,616)	(255,000)
Net increase (decrease) in Federal Home Loan Bank advances	61,971	87,971	(29)
Net increase in advance payments by borrowers for taxes and insurance	4,520	3,730	1,773

Net cash provided by (used in) financing activities	465,259	(357,430)	(44,287)

Net (decrease) increase in cash and cash equivalents	(41,505)	43,676	(144,192)
Cash and cash equivalents at beginning of year	81,329	37,653	181,845

Cash and cash equivalents at end of year	$39,824	$81,329	$37,653

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$—	$123	$154
Cash paid during the year for:
Interest	142,498	127,307	127,423
Income taxes	9,052	16,388	12,993

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2006, 2005 and 2004

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiary (collectively, the Company) conform to U.S. generally accepted accounting principles, or GAAP, and are used in preparing and presenting these consolidated financial statements:

(a)	Basis of Presentation

The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank) and its wholly owned significant subsidiaries, ISB Mortgage Company LLC and ISB Asset Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

In January 1997, the Bank completed a Plan of Mutual Holding Company Reorganization, utilizing the multi-tier mutual holding company structure. In a series of steps, the Bank formed a Delaware-chartered stock corporation (Investors Bancorp, Inc.) which owned 100% of the common stock of the Bank and formed a New Jersey-chartered mutual holding company (Investors Bancorp, MHC) which initially owned all of the common stock of Investors Bancorp, Inc. On October 11, 2005, Investors Bancorp, Inc. completed an initial public stock offering. See Note 2.

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

Investors Bancorp, Inc.’s primary business is holding the common stock of the Bank and a loan to the Investors Savings Bank Employee Stock Ownership Plan.

The Bank provides banking services to customers primarily through branch offices in New Jersey. The Bank is subject to competition from other financial institutions and is subject to the regulations of certain federal and state regulatory authorities and undergoes periodic examinations by those regulatory authorities.

(c)	Cash Equivalents

Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions.

(d)	Securities

Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase.

If management has the positive intent and the Company has the ability to hold debt and mortgage-backed securities until maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are debt and mortgage-backed securities for which the Company does not have the positive intent to hold to maturity, and all marketable equity securities. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair value of these securities is determined by use of quoted market prices.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment loss is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers, among other things, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the issuer and whether the Company has the ability and intent to hold the investment until a market price recovery.

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

The allowance for loan losses is increased by the provision for loan losses charged to earnings and is decreased by charge-offs, net of recoveries. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, the Company’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. While management uses available information to recognize estimated losses on loans, future additions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgments and information available to them at the time of their examinations.

A loan is considered past due when a payment has not been received in accordance with the contractual terms. Loans for which interest is more than 90 days past due, including impaired loans, and other loans in the process of foreclosure are placed on non-accrual status. Interest income previously accrued on these loans, but not yet received, is credited to income in the period of recovery. A loan is returned to accrual status when all amounts due have been received and the remaining principal is deemed collectible. Mortgage loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all nonaccrual loans greater than $300,000. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from impaired loans.

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(g)	Other Real Estate Owned

Other real estate owned consists of properties acquired in settlement of loans. Such assets are carried at the lower of cost or fair value, less estimated cost to sell, based on independent appraisals.

(h)	Bank Owned Life Insurance Contract

The Company has purchased a bank owned life insurance contract in consideration of its obligation for certain employee benefit costs. The Company’s investment in such insurance contract has been reported in the consolidated balance sheets at its cash surrender value. Changes in the cash surrender value and death benefit proceeds received in excess of the related cash surrender value are recorded as other income. As described in note 3, the portion of the insurance contract value consisting of deferred acquisition costs and claims stabilization reserve has not been recognized as an asset.

(i)	Intangible Asset

Deposit acquisition premiums were amortized on a straight-line basis over ten years. There were no unamortized premiums remaining at June 30, 2006 and 2005.

(j)	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB), is required to hold shares of capital stock of the FHLB based on a specified formula. The stock is carried at cost, less any impairment.

(k)	Borrowed Funds

The Bank enters into sales of securities under agreements to repurchase with selected brokers and the FHLB. The securities underlying the agreements are delivered to the counterparty who agrees to resell to the Bank the identical securities at the maturity or call of the agreement. These agreements are recorded as financing transactions, as the Bank maintains effective control over the transferred securities, and no gain or loss is recognized. The dollar amount of the securities underlying the agreements continues to be carried in the Bank’s securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated balance sheets.

The Bank also obtains advances from the FHLB, which are secured primarily by stock in the FHLB, and mortgage loans and mortgage-backed securities under a blanket collateral pledge agreement.

(l)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

(m)	Employee Benefits

The Company has a defined benefit pension plan which covers all employees who satisfy the eligibility requirements. The Company participates in a multiemployer plan. Costs of the pension plan are based on the contributions required to be made to the program.

The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to all employees of the Company if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

plan which provides benefits to its directors. The SERP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.

The Company provides (i) health care benefits to retired employees hired prior to April 1, 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retirees. Accordingly, the Company accrues the cost of retiree health care and other benefits during the employee’s period of active service.

The Company has a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by participants and recognizes expense as its contributions are made.

The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position No. 93-6, “Employer Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be release to participants.

(n) Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Investors Bancorp MHC and the Employee Stock Ownership Plan shares previously allocated to participants and shares committed to be released for allocation to participants.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of June 30, 2006, no dilutive securities were outstanding.

(2)	Stock Offering

Investors Bancorp, Inc. completed its initial public stock offering on October 11, 2005 selling 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Investors Bancorp, MHC, a New Jersey chartered mutual holding company, holds 63,099,781 shares, or 54.27% of Investors Bancorp, Inc.’s outstanding common stock. Additionally, Investors Bancorp, Inc. contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to Investors Savings Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million recorded in the quarter ended December 31, 2005. Net proceeds from the initial offering were $509.7 million. Investors Bancorp, Inc. contributed $255.0 million of the net proceeds to Investors Savings Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.

(3)	Bank Owned Life Insurance Contract

During fiscal 2002 and 2003, the Company purchased a bank owned life insurance contract at a total cost of $80,000,000. The components of the insurance contract value in addition to cash surrender value, referred to as deferred acquisition costs (“DAC”) and claims stabilization reserve (“CSR”), were not guaranteed by the insurance carrier. In fiscal 2004, $1,002,000 was credited to other income for the net increase in the cash surrender value. In fiscal 2005, $1,177,000 was credited to other income for the net increase in the cash surrender value and $2,800,000 was credited to other income for insurance proceeds received for death benefits during the year. In fiscal 2006, $2,674,000 was credited to other income for the net increase in the cash surrender value. These net increases in cash surrender values include the effect of transferring amounts from the cash surrender value to the CSR, in accordance

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

with the contract terms, to segregate a portion of the total insurance contract value as CSR for the payment of future death benefit claims.

Effective December 31, 2003, the Company entered into a modification of its insurance contract with the carrier which provides that, upon full and complete surrender of all outstanding certificates under the group policy held by the Company, the carrier’s repayment of the DAC and CSR would be guaranteed if certain conditions are met at the time of surrender. The purpose of the guarantee was to enable the Company to recognize the DAC and CSR as components of the insurance contract value reported as an asset under U.S. generally accepted accounting principles. The conditions that must be met at the time of surrender to obtain repayment of the DAC and CSR are as follows: (i) the Company must hold harmless and absolve the carrier from payment of all incurred but not reported claims; (ii) the Company must be a “well capitalized” institution under the regulatory capital rules; (iii) the Company cannot be transacting a non-taxable policy exchange as defined in the Internal Revenue Code; and (iv) the Company cannot have undergone a “change in control” (as defined) within 30 months prior to payment of the CSR. If these conditions have been met, the terms of the guarantee provide that (i) the CSR will be paid in full six months after full surrender of the policy, and (ii) future payments of the DAC will continue to be made in accordance with the terms of the insurance contract (generally based on a predetermined payment schedule over a period of 11 years from the date of original purchase). Management believes that the Company has continuously satisfied the conditions of the guarantee subsequent to the modification date, and it is probable that the conditions will continue to be satisfied for the foreseeable future. Absent a full surrender of the policy, the guaranteed amounts are expected to be realized through the passage of time (in the case of the DAC) or the collection of future death benefit claims (in the case of the CSR).

In December 2004, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued an Interagency Statement on the Purchase and Risk Management of Life Insurance (the “Interagency Statement”). With respect to accounting considerations, the Interagency Statement provided guidance on accounting for cash surrender values when an institution has purchased multiple permanent insurance policies with each policy having its own surrender charges that will be waived by the carrier if all the policies are surrendered at the same time. The Interagency Statement indicates that, in such cases, the institution should report an asset for bank owned life insurance equal to the cash surrender value less any applicable surrender charges without regard to the waiver, since the waiver is deemed to be a “gain contingency.” However, the Interagency Statement does not specifically address DAC and CSR terms contained in a group policy structure such as that held by the Company. While the Company believes its guaranteed DAC and CSR will be fully realized, the Interagency Statement does not specifically permit recognition of these amounts as assets and, accordingly, the Company has not recognized the guaranteed DAC and CSR as assets in the accompanying consolidated financial statements. The balances of the guaranteed DAC and CSR were $2,055,000 and $3,811,000, respectively, at June 30, 2006, and $2,398,000 and $3,087,000, respectively, at June 30, 2005. Management intends to hold the Company’s group contract on a long-term basis or otherwise take actions to fully realize these balances, as well as future additions to the CSR.

In July 2006, the FASB Emerging Issues Task Force issued draft abstract EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” to address diversity in the calculation of the amount that could be realized. The Task Force reached a consensus that a policyholder should consider any additional amounts, such as DAC and CSR, in determining the amount that could be realized under the insurance contract as an asset. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. Management has determined the Company’s guaranteed DAC and CSR balances qualify as assets under this draft abstract. Upon final approval of this draft abstract, the Company will record an asset for the guaranteed DAC and CSR balances as through a cumulative effect adjustment to retained earnings due to a change in accounting principle.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(4)	Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held-to-maturity are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities:
Government-sponsored enterprises	$120,062	$12	$6,418	$113,656
Municipal bonds	14,177	226	25	14,378
Corporate and other debt securities	130,111	37	409	129,739

	264,350	275	6,852	257,773

Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	808,952	189	33,698	775,443
Federal National Mortgage Association	527,338	583	20,459	507,462
Government National Mortgage Association	8,249	203	10	8,442
Federal housing authorities	3,189	253	—	3,442
Non-agency securities	150,954	—	7,541	143,413

	1,498,682	1,228	61,708	1,438,202

Total securities held-to-maturity	$1,763,032	$1,503	$68,560	$1,695,975

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities:
Government-sponsored enterprises	$120,633	$47	$1,034	$119,646
Municipal bonds	18,220	567	75	18,712
Corporate and other debt securities	8,000	—	15	7,985

	146,853	614	1,124	146,343

Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	1,072,121	2,366	8,615	1,065,872
Federal National Mortgage Association	612,556	3,347	4,102	611,801
Government National Mortgage Association	16,465	480	13	16,932
Federal housing authorities	3,336	439	—	3,775
Non-agency securities	189,551	217	1,552	188,216

	1,894,029	6,849	14,282	1,886,596

Total securities held-to-maturity	$2,040,882	$7,463	$15,406	$2,032,939

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

There were no sales from the held-to-maturity portfolio during year ended June 30, 2006, however the Company realized a $5,000 gain on the call of a debt security. During the year ended June 30, 2005, proceeds from sales of securities from the held-to-maturity portfolio were $46,942,000 resulting in gross realized gains of $616,000 and gross realized losses of $14,000. For the year ended June 30, 2004, proceeds from sales of securities from the held-to-maturity portfolio were $135,688,000 resulting in gross realized gains of $2,201,000. The held-to-maturity securities sold in fiscal 2005 and 2004 represented mortgage-backed securities for which principal payments had been received in an amount greater than 85% of the securities’ original amortized cost. Accordingly, these sales do not call into question the Company’s intent to hold to maturity other securities classified as held-to-maturity.

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of debt securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2006
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due after one year through five years	$33,015	$31,546
Due after five years through ten years	94,412	89,547
Due after ten years	136,923	136,680

Total	$264,350	$257,773

A portion of the Company’s securities are pledged to secure borrowings. See Note 11 for additional information.

Gross unrealized losses on securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 and 2005, were as follows:

	June 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities:
Government-sponsored enterprises	$27,807	$1,193	$84,895	$5,225	$112,702	$6,418
Municipal bonds	—	—	1,596	25	1,596	25
Corporate and other debt securities	53,041	409	—	—	53,041	409

	80,848	1,602	86,491	5,250	167,339	6,852

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	243,314	5,744	522,465	27,954	765,779	33,698
Federal National Mortgage Association	206,292	5,447	265,759	15,012	472,051	20,459
Government National Mortgage Association	929	7	320	3	1,249	10
Non-agency securities	32,326	1,335	111,087	6,206	143,413	7,541

	482,861	12,533	899,631	49,175	1,382,492	61,708

Total	$563,709	$14,135	$986,122	$54,425	$1,549,831	$68,560

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	June 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities:
Government-sponsored enterprises	$—	$—	$89,086	$1,034	$89,086	$1,034
Municipal bonds	1,708	32	3,611	43	5,319	75
Corporate and other debt securities	5,985	15	—	—	5,985	15

	7,693	47	92,697	1,077	100,390	1,124

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	154,611	1,175	577,331	7,440	731,942	8,615
Federal National Mortgage Association	126,539	588	246,417	3,514	372,956	4,102
Government National Mortgage Association	4,489	13	—	—	4,489	13
Non-agency securities	29,633	209	114,786	1,343	144,419	1,552

	315,272	1,985	938,534	12,297	1,253,806	14,282

Total	$322,965	$2,032	$1,031,231	$13,374	$1,354,196	$15,406

The unrealized losses on investments in debt securities were attributable to interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Since the Company has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.

The unrealized losses on investments in mortgage-backed securities were attributable to interest rate increases. The contractual cash flows of most of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set in the investment policy of the Company. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(5)	Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Equity securities	$35,000	$35	$—	$35,035

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	124,845	14	4,095	120,764
Federal National Mortgage Association	208,545	—	6,751	201,794
Non-agency securities	178,446	—	7,163	171,283

	511,836	14	18,009	493,841

Total securities available-for-sale	$546,836	$49	$18,009	$528,876

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Equity securities	$35,000	$—	$175	$34,825

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	156,162	136	1,192	155,106
Federal National Mortgage Association	262,644	763	1,071	262,336
Non-agency securities	223,861	221	2,398	221,684

	642,667	1,120	4,661	639,126

Total securities available-for-sale	$677,667	$1,120	$4,836	$673,951

There were no sales from the securities available-for-sale portfolio during the year ended June 30, 2006. During the year ended June 30, 2005, proceeds from sales of securities from the available-for-sale portfolio were $570,800,000 resulting in gross realized gains of $409,000 and gross realized losses of $10,505,000. During the year ended June 30, 2004, proceeds from sales of securities from the available-for-sale portfolio were $30,390,000 resulting in gross realized gains of $623,000.

At June 30, 2004, the Company deemed the decline in market value below carrying value of investments in certain FHLMC preferred stocks to be other-than-temporary. The Company believes the decline in fair value of the investment was due, in part, to changes in interest rates, as well as market concerns regarding the uncertainties pertaining to the issuer’s financial stability. During the year ended June 30, 2004, the Company recorded an impairment loss of $3,094,000 and reduced the cost basis of the investment to fair value. In fiscal 2005, the Company sold these FHLMC preferred stocks and recorded a loss on sale of $1,145,000.

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments.

A portion of the Company’s securities are pledged to secure borrowings. See note 11 for additional information.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Gross unrealized losses on securities available-for-sale and the estimated fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006 and 2005, were as follows:

	June 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$6,608	$87	$105,129	$4,008	$111,737	$4,095
Federal National Mortgage Association	92,580	2,549	109,214	4,202	201,794	6,751
Non-agency securities	47,079	1,551	124,204	5,612	171,283	7,163

Total	$146,267	$4,187	$338,547	$13,822	$484,814	$18,009

	June 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Equity securities	$34,825	$175	$—	$—	$34,825	$175

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	134,014	1,192	134,014	1,192
Federal National Mortgage Association	57,283	300	92,842	771	150,125	1,071
Non-agency securities	27,825	229	134,557	2,169	162,382	2,398

	85,108	529	361,413	4,132	446,521	4,661

Total	$119,933	$704	$361,413	$4,132	$481,346	$4,836

The unrealized losses on investments in mortgage-backed securities were attributed to interest rate increases. The contractual cash flows of most of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set forth in the investment policy of the Company. It is expected that the securities would not be settled at a price substantially less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery (which may occur at or near maturity), these investments are not considered other-than-temporarily impaired.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(6)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	June 30,
	2006	2005
	(In thousands)

Residential mortgage loans:
One-to four-family	$2,646,056	$1,850,806
FHA	20,503	30,273
Multi-family and commercial	76,976	17,181
Construction loans	65,459	6,465
Consumer and other loans	139,336	81,641

Total loans	2,948,330	1,986,366

Premiums on purchased loans	20,327	14,113
Deferred loan fees, net	(1,734)	(881)
Allowance for loan losses	(6,340)	(5,694)

	$2,960,583	$1,993,904

A substantial portion of the Company’s loans are secured by real estate located in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. See Note 8 for further discussion of concentration of credit risk.

An analysis of the allowance for loan losses is as follows:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Balance at beginning of year	$5,694	$5,193	$4,750

Loans charged off	(153)	(125)	(306)
Recoveries	199	26	149

Net charge-offs	46	(99)	(157)
Provision for loan losses	600	600	600

Balance at end of year	$6,340	$5,694	$5,193

A comparative summary of loans receivable contractually in arrears for three months or more is as follows:

	No. of
	Loans	Amount
		(In thousands)

June 30, 2006	31	$3,299
June 30, 2005	64	7,865
June 30, 2004	85	9,066

The total amount of interest income received on non-accrual loans outstanding and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms were immaterial for each year presented. The Company is not committed to lend additional funds to borrowers on non-accrual status.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2006 and 2005, impaired loans were primarily collateral dependent and totaled $345,000 and $740,000, for which allocations to the allowance for loan losses of $173,000 and $175,000, were identified, respectively. Interest income received and recognized on these loans was immaterial for each year presented. The average balance of impaired loans was $348,000, $478,000 and $962,000 during the years ended June 30, 2006, 2005 and 2004, respectively.

(7)	Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	June 30,
	2006	2005
	(In thousands)

Securities	$10,110	$11,071
Loans receivable	10,943	7,192

	$21,053	$18,263

(8)	Financial Transactions with Off-Balance-Sheet Risk and Concentrations of Credit Risk

The Company is a party to transactions with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These transactions consist of commitments to extend credit. These transactions involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets.

At June 30, 2006, the Company had commitments to originate fixed- and variable-rate loans of approximately $57,090,000 and $101,194,000, respectively; commitments to purchase fixed- and variable-rate loans of $114,734,000 and $78,421,000, respectively; and unused home equity, construction and overdraft lines of credit totaling approximately $154,743,000. No commitments are included in the accompanying financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

The Company uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance-sheet loans. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but primarily includes residential properties.

The Company grants residential and commercial real estate loans to borrowers throughout New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks, and adequate provisions for loan losses are provided for all probable and estimable losses. Collateral and/or government or private guarantees are required for virtually all loans.

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2006 was $266.5 million. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In connection with its mortgage banking activities, the Company had certain freestanding derivative instruments at June 30, 2006 and 2005. At June 30, 2006, the Company had commitments of approximately $6,522,000 to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company also had commitments of $974,000 to sell loans classified as held-for-sale at June 30, 2006. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.

(9)	Office Properties and Equipment, Net

Office properties and equipment are summarized as follows:

	June 30,
	2006	2005
	(In thousands)

Land	$5,458	$5,458
Office buildings	11,247	11,266
Leasehold improvements	13,626	13,489
Furniture, fixtures and equipment	16,907	16,284
Construction in process	470	464

	47,708	46,961
Less accumulated depreciation and amortization	19,797	17,417

	$27,911	$29,544

Depreciation and amortization expense for the years ended June 30, 2006, 2005 and 2004 was $2,883,000, $2,807,000 and $2,304,000, respectively.

During 2004, the Company consolidated its corporate operations into one location in Short Hills, New Jersey. Due to this consolidation, a leased office building was closed by the Company. At June 30, 2004, the Company recorded a charge of $1,040,000 for the leasehold improvements and obligations under the lease.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(10)	Deposits

Deposits are summarized as follows:

	June 30,
	2006			2005
	Weighted			Weighted
	Average		% of	Average		% of
	Rate	Amount	Total	Rate	Amount	Total
	(Dollars in thousands)

Savings	0.83%	$226,245	6.85%	0.83%	$271,071	8.36%
Checking accounts	2.08	349,014	10.57	1.30	277,317	8.56
Money market deposits	1.56	212,200	6.43	1.32	318,432	9.83

Total transaction accounts	1.58	787,459	23.85	1.16	866,820	26.75
Certificates of deposit	4.06	2,514,584	76.15	2.87	2,373,600	73.25

	3.47%	$3,302,043	100.00%	2.42%	$3,240,420	100.00%

Scheduled maturities of certificates of deposit are as follows:

June 30, 2006
(In thousands)

Within one year	$1,913,251
One to two years	327,721
Two to three years	156,173
Three to four years	47,410
After four years	70,029

$2,514,584

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $548,431,000 and $442,456,000 as of June 30, 2006 and 2005, respectively.

Interest expense on deposits consists of the following:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Savings	$2,820	$2,349	$2,576
Checking accounts	6,027	2,533	2,087
Money market deposits	3,423	5,075	5,231
Certificates of deposit	84,308	59,905	55,551

	$96,578	$69,862	$65,445

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(11)	Borrowed Funds

Borrowed funds are summarized as follows:

	June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Funds borrowed under repurchase agreements:
FHLB	$670,000	4.48%	$1,125,000	3.58%
Other brokers	425,000	5.02	100,000	2.96

Total funds borrowed under repurchase agreements	1,095,000	4.69	1,225,000	3.53
FHLB advances	150,740	5.36	88,769	3.49

Total borrowed funds	$1,245,740	4.77	$1,313,769	3.53

Borrowed funds had scheduled maturities as follows:

	June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Within one year	$850,000	4.88%	$893,000	3.40%
One to two years	80,104	3.62	275,000	3.94
Two to three years	65,000	3.85	80,107	3.62
Three to four years	—	—	65,000	3.52
Four to five years	250,000	5.00	—	—
After five years	636	1.25	662	1.25

Total borrowed funds	$1,245,740	4.77	$1,313,769	3.53

Mortgage-backed securities have been sold, subject to repurchase agreements, to the FHLB and various brokers. Mortgage-backed securities sold, subject to repurchase agreements, are held by the FHLB for the benefit of the Company. Repurchase agreements require repurchase of the identical securities. Whole mortgage loans have been pledged to the FHLB as collateral for advances, but are held by the Company.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	June 30,
	2006	2005
	(In thousands)

Amortized cost of collateral:
Government-sponsored enterprises	$—	69,000
Mortgage-backed securities	1,230,119	970,746

Total amortized cost of collateral	$1,230,119	1,039,746

Fair value of collateral:
Government-sponsored enterprises	$—	68,288
Mortgage-backed securities	1,179,806	965,802

Total fair value of collateral	$1,179,806	1,034,090

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.

During the years ended June 30, 2006 and 2005, the maximum month-end balance of the repurchase agreements was $1,160,000,000 and $1,673,000,000, respectively. The average amount of repurchase agreements outstanding during the years ended June 30, 2006 and 2005 was $1,008,406,000 and $1,475,269,000, respectively, and the average interest rate was 4.03% and 3.80%, respectively.

At June 30, 2006, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB totaling $200.0 million, of which $50.0 million was outstanding under the overnight line of credit. Both lines of credit are priced at federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

During the year ended June 30, 2005, the Company prepaid $448,000,000 in borrowings from the FHLB under repurchase agreements and incurred a loss of $43,616,000 on early extinguishment of debt.

(12)	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Current tax expense (benefit):
Federal	$15,755	$(4,179)	$12,791
State	1,391	902	854

	17,146	(3,277)	13,645

Deferred tax expense (benefit):
Federal	(9,584)	(25)	(1,580)
State	(154)	(44)	(399)

	(9,738)	(69)	(1,979)

Total income tax expense (benefit)	$7,408	$(3,346)	$11,666

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35% as follows:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

“Expected” federal income tax expense (benefit)	$7,848	$(2,271)	$11,026
State tax, net	804	558	295
Bank owned life insurance	(936)	(1,392)	(351)
Change in valuation allowance for deferred tax assets	—	401	1,083
Dividend received deduction	(447)	(435)	(343)
Other	139	(207)	(44)

Total income tax expense (benefit)	$7,408	$(3,346)	$11,666

The temporary differences which comprise the deferred tax asset and liability are as follows:

	June 30,
	2006	2005
	(In thousands)

Deferred tax asset:
Employee benefits	$7,062	$6,623
Minimum pension liability	245	734
Deferred compensation	1,378	1,198
State net operating loss carryforwards	10,676	8,604
Allowance for delinquent interest	167	311
Intangible assets	1,890	2,353
Allowance for loan losses	2,059	1,784
Net unrealized loss on securities available-for-sale	7,203	1,404
New Jersey alternative minimum assessment	4,230	3,249
Capital losses on equity securities	1,732	1,732
Contribution to charitable foundation	8,513	—
Federal NOL carryover	869	—
ESOP shares allocated	652	—
Other	1,249	524

Gross deferred tax asset	47,925	28,516
Valuation allowance	(17,841)	(13,585)

	30,084	14,931

Deferred tax liability:
Discount accretion	443	558
Premises and equipment, differences in depreciation	427	663
Undistributed income of real estate investment trust subsidiary	—	582
ESOP loan amortization	1,038	—

Gross deferred tax liability	1,908	1,803

Net deferred tax asset	$28,176	$13,128

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2006 and 2005, the Company also has state net operating loss carryforwards of approximately $119,000,000 and $96,000,000, respectively. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset, net of the existing valuation allowances. The increases in the total valuation allowance during the years ended June 30, 2006, 2005, and 2004 were $4,256,000, $7,184,000 and $3,594,000, respectively. These amounts relate to state net operating loss carryfowards and minimum assessments, capital losses on equity securities, as well as the state tax benefit related to the contribution to the charitable foundation for which tax benefits are not more likely than not to be realized.

Retained earnings at June 30, 2006 included approximately $36,528,000 for which deferred income taxes of approximately $14,900,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under Statement of Financial Accounting Standards No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

(13)	Benefit Plans

Defined Benefit Pension Plan

The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company’s required contribution and pension cost was $2,831,000, $2,610,000 and $1,785,000 in 2006, 2005 and 2004, respectively. The accrued pension liability was $476,000 and $829,000 at June 30, 2006 and 2005, respectively.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

SERP and Directors’ Plan

The following table sets forth the change in projected benefit obligation and the funded status for the SERP and the directors’ defined benefit plan:

	SERP and Directors’ Plan
	June 30,
	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$14,351	$12,082
Service cost	1,381	729
Interest cost	801	751
Amendment to plan	976	—
Actuarial (gain) loss	(1,048)	1,564
Benefits paid	(750)	(775)

Benefit obligation at end of year	$15,711	14,351

Funded status	$(15,711)	(14,351)
Unrecognized prior service cost	1,008	220
Unrecognized net actuarial loss	2,703	4,074

Net amount recognized in the consolidated balance sheets	$(12,000)	(10,057)

Amounts recognized in the consolidated balance sheets:
Accrued pension cost	$(13,480)	(12,148)
Intangible asset for prior service cost	867	255
Pre-tax charge to accumulated other comprehensive loss for additional minimum pension liability	613	1,836

Net amount recognized	$(12,000)	$(10,057)

The discount rate used in computing the actuarial present value of the projected benefit obligation was 6.25% (2006) and 5.25% (2005). The weighted-average rate of increase in future compensation levels used was 6.82% (2006) and 7.21% (2005).

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $13,480,000 and $12,148,000 at June 30, 2006 and 2005, respectively.

The components of net periodic benefit expense are as follows:

	SERP and Directors’ Plan
	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Service cost	$1,381	$729	$427
Interest cost	801	751	687
Amortization of:
Prior service cost	186	89	70
Net loss	325	199	203

Total net periodic benefit expense	$2,693	$1,768	$1,387

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following weighted-average assumptions, determined as of June 30, 2006, 2005 and 2004 measurement dates, were used to develop net periodic benefit cost for the SERP and directors’ plan:

	2006	2005	2004

Discount rate	5.25%	6.25%	6.00%
Rate of increase in future compensation levels	7.21	6.60	4.10

No contributions are expected to be made to the SERP and directors’ plans in fiscal year 2007. The benefits expected to be paid under the SERP and directors’ plans in fiscal years 2007-2011 are $870,000, $1,259,000, $1,256,000, $1,393,000, and $1,330,000, respectively. The aggregate benefits expected to be paid in the five years from 2012-2016 are $7,951,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at June 30, 2006 and include estimated future employee service.

Other Postretirement Benefits

The following table sets forth the change in accumulated benefit obligation and the funded status for the postretirement health care and life insurance plans:

	Other Benefits
	June 30,
	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$11,805	$9,276
Service cost	196	217
Interest cost	497	572
Actuarial (gain) loss	(3,631)	1,993
Benefits paid	(271)	(253)

Benefit obligation at end of year	$8,596	$11,805

Funded status	$(8,596)	$(11,805)
Unrecognized prior service cost	1,808	4,290
Unrecognized net actuarial loss	565	2,009

Accrued postretirement benefits cost recognized in the consolidated balance sheets	$(6,223)	$(5,506)

The discount rate used in computing the actuarial present value of the accumulated benefit obligation was 6.25% (2006) and 5.25% (2005).

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The components of net periodic benefit expense are as follows:

	Other Benefits
	Years Ended June 30,
	2006	2005	2004
	(In thousands)

Service cost	$196	$217	$175
Interest cost	497	572	440
Amortization of:
Net loss	94	86	12
Transition obligation	201	201	201

Total net periodic benefit expense	$988	$1,076	$828

The discount rate used in computing the net periodic benefit expense was 5.25% (2006), 6.25% (2005) and 6.00%(2004).

The assumed health care cost trend rate used to measure the expected cost of other postretirement benefits for fiscal 2006 was 9.00%. The rate was assumed to decrease gradually to 5.00% for 2012 and remain at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects on other postretirement benefits:

	1%	1%
	Increase	Decrease
	(In thousands)

Effect on:
Service cost	$39	$(30)
Interest Cost	90	(72)

The benefits expected to be paid under the postretirement health care and life insurance plans in fiscal years 2007-2011 are $306,000, $326,000, $361,000, $383,000, and $407,000, respectively. The aggregate benefits expected to be paid in the five years from 2012-2016 are $2,508,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at June 30, 2006 and include estimated future employee service.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company determined there was no cost savings from the potential subsidy. Amounts reported for the accumulated postretirement benefit obligation and net periodic cost do not reflect any amounts associated with the potential subsidy.

401(k) Plan

In February 2006, the Company instituted a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the period ended June 30, 2006 was $163,000 which was recorded in compensation expense.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at June 30, 2006 was $39,999,000. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

At June 30, 2006, shares allocated to participants were 141,802 and shares committed to be released were 70,901. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 4,041,369 at June 30, 2006, and had a fair market value of $54,761,000. ESOP compensation expense for the year ended June 30, 2006, was $2,422,000, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounted to $274,000 in 2006.

(14)	Commitments and Contingencies

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

At June 30, 2006, the Company was obligated under noncancelable operating leases for premises. Rental expense under these leases aggregated approximately $3,812,000, $3,700,000 and $2,775,000 for the fiscal years 2006, 2005 and 2004, respectively. The projected minimum rental commitments are as follows:

Year Ending June 30,	Amount
(In thousands)

2007	$3,535
2008	3,387
2009	3,142
2010	3,044
2011	2,909
Thereafter	23,515

$39,532

(15)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Cash and Cash Equivalents

For cash and due from banks, the carrying amount approximates fair value.

Securities

The fair values of securities are estimated based on market values provided by an independent pricing service, where prices are available. If a quoted market price was not available, the fair value was estimated using quoted

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as savings, checking accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. The table does not include off-balance-sheet commitments since the fair values approximate the carrying amounts which are not significant.

	June 30,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$39,824	$39,824	$81,329	$81,329
Securities available-for-sale	528,876	528,876	673,951	673,951
Securities held-to-maturity	1,763,032	1,695,975	2,040,882	2,032,939
Stock in FHLB	46,125	46,125	60,688	60,688
Loans	2,961,557	2,803,581	1,997,316	1,986,715
Financial liabilities:
Deposits	3,302,043	3,277,131	3,240,420	3,233,958
Borrowed funds	1,245,740	1,231,908	1,313,769	1,311,994

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

(16)	Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

June 30, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2006 and 2005, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2006:
Total capital (to risk-weighted assets)	$663,141	26.5%	$200,354	8.0%	$250,443	10.0%
Tier I capital (to risk-weighted assets)	656,801	26.2	100,177	4.0	150,266	6.0
Tier I capital (to average assets)	656,801	12.3	214,446	4.0	268,057	5.0
As of June 30, 2005:
Total capital (to risk-weighted assets)	$415,477	21.5%	$154,767	8.0%	$193,459	10.0%
Tier I capital (to risk-weighted assets)	409,783	21.2	77,383	4.0	116,075	6.0
Tier I capital (to average assets)	409,783	8.3	197,983	4.0	247,479	5.0

(17)	Parent Company Only Financial Statements

The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Savings Bank, using the equity method of accounting.

Balance Sheets

	June 30,
	2006	2005
	(In thousands)

Assets:
Cash and due from bank	$211,794	$25
Investment in subsidiary	646,910	407,802
ESOP loan receivable	39,999	—
Other assets	1,851	—

Total Assets	$900,554	$407,827

Liabilities and Stockholders’ Equity:
Total liabilities	$367	$—
Total stockholders’ equity	900,187	407,827

Total Liabilities and Stockholders’ Equity	$900,554	$407,827

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Statements of Operations

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Income:
Interest on ESOP loan receivable	$2,087	$—	$—
Interest on deposit with subsidiary	3,549	—	—

	5,636	—	—
Expenses:
Contribution to charitable foundation	20,651	—	—
Interest expense on stock subscriptions	711	—	—
Other expenses	350	—	—

	21,712	—	—
Loss before income tax expense	(16,076)	—	—
Income tax expense	346	—	—

Loss before undistributed earnings of subsidiary	(16,422)	—	—
Equity in undistributed earnings (loss) of subsidiary	31,436	(3,142)	19,837

Net income (loss)	$15,014	$(3,142)	$19,837

Statements of Cash Flows

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$15,014	$(3,142)	$19,837
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (undistributed earnings) loss of subsidiary	(31,436)	3,142	(19,837)
Contribution of stock to charitable foundation	15,488	—	—
Increase in other assets	(1,851)	—	—
Increase in other liabilities	367	—	—

Net cash used in operating activities	(2,418)	—	—

Cash flows from investing activities:
Capital contribution to subsidiary	(255,500)	—	—
Loan to ESOP	(42,541)	—	—
Principal collected on ESOP loan	2,542	—	—

Net cash used in investing activities	(295,499)	—	—

Cash flows from financing activities
Proceeds from stock offering, net	509,686	—	—

Cash provided by financing activities	509,686	—	—

Net change in cash and due from bank	211,769	—	—
Cash and due from bank at beginning of year	25	25	25

Cash and due from bank at end of year	$211,794	$25	$25

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2006 and 2005.

	Fiscal 2006 Quarter Ended
	September 30		December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income		$57,200	$61,925	$61,901	$65,042
Interest expense		32,634	34,196	34,530	40,436

Net interest income		24,566	27,729	27,371	24,606
Provision for loan losses		100	100	200	200

Net interest income after provision for loan losses		24,466	27,629	27,171	24,406
Other income		589	2,014	1,358	1,619
Operating expenses		15,599	37,562	16,857	16,812

Income (loss) before income tax expense (benefit)		9,456	(7,919)	11,672	9,213
Income tax expense (benefit)		3,495	(2,980)	3,960	2,933

Net income (loss)		$5,961	$(4,939)	$7,712	$6,280

Basic earnings (loss) per common share	$	n/a	(0.06)	0.07	0.06
Diluted earnings per common share		n/a	n/a	0.07	0.06

	Fiscal 2005 Quarter Ended
	September 30		December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income		$56,489	$56,653	$57,724	$55,658
Interest expense		31,602	32,379	32,533	30,165

Net interest income		24,887	24,274	25,191	25,493
Provision for loan losses		100	100	200	200

Net interest income after provision for loan losses		24,787	24,174	24,991	25,293
Other income (loss)		1,815	5,068	(9,952)	638
Operating expenses		14,770	14,788	58,765	14,979

Income before income tax expense (benefit)		11,832	14,454	(43,726)	10,952
Income tax expense (benefit)		3,790	3,681	(14,770)	3,953

Net income (loss)		$8,042	$10,773	$(28,956)	$6,999

Basic Earnings per common share	$	n/a	n/a	n/a	n/a
Diluted Earnings per common share		n/a	n/a	n/a	n/a

(19)	Earnings Per Share

The Company completed its initial public stock offering on October 11, 2005. Basic and diluted earnings per common share for the period October 11, 2005 to June 30, 2006 was $0.06, calculated using net income of $7,258,000 and the weighted average common shares of 112,140,953 for the period. The number of shares for this purpose includes shares held by Investors Bancorp MHC and the Employee Stock Ownership Plan shares previously allocated to participants and shares committed to be released for allocation to participants.

(20)	Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”), was issued on

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards (“SFAS”) No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The application of the FSP did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes grant date fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee stock ownership plans. The Company adopted SFAS No. 123(R) effective July 1, 2006; however, the Company had no share-based transactions within the scope of the standard at the adoption date.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset, and that the servicing assets and servicing liabilities be initially measured at fair value. The statement also permits an entity to choose a subsequent measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 156 is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is effective for fiscal years beginning after December 31, 2006. The application of FASB Interpretation No. 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*
3.2	Bylaws of Investors Bancorp, Inc.*
4	Form of Common Stock Certificate of Investors Bancorp, Inc.*
10.1	Form of Employment Agreement*
10.2	Form of Change in Control Agreement*
10.3	Investors Savings Bank Director Retirement Plan*
10.4	Investors Savings Bank Supplemental ESOP and Retirement Plan*
10.5	Investors Savings Bank Executive Supplemental Retirement Wage Replacement Plan*
10.6	Investors Savings Bank Deferred Directors Fee Plan*
10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

By:	/s/ Robert M. Cashill
Robert M. Cashill
Chief Executive Officer and President
(Duly Authorized Representative)

Date: September 15, 2006

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Cashill Robert M. Cashill	Chief Executive Officer and President (Principal Executive Officer)	September 15, 2006

/s/ Domenick A. Cama Domenick A. Cama	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2006

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	September 15, 2006

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	September 15, 2006

/s/ Patrick J. Grant Patrick J. Grant	Director, Chairman	September 15, 2006

/s/ John A. Kirkpatrick John A. Kirkpatrick	Director	September 15, 2006

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	September 15, 2006

/s/ Joseph H. Shepard III Joseph H. Shepard III	Director	September 15, 2006

/s/ Rose Sigler Rose Sigler	Director	September 15, 2006

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	September 15, 2006