Form 10-Q
period 2006-09-30
Investors Bancorp Inc
filed 2006-11-09
CIK 1326807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
      As of October 31, 2006 there were 116,275,688 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 54.27% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2006 (Unaudited) and June 30, 2006

	September 30,	June 30,
	2006	2006
	(In thousands)
Assets

Cash and cash equivalents	$28,075	39,824
Securities available-for-sale, at estimated fair value	508,137	528,876
Securities held-to-maturity, net (estimated fair value of $1,643,786 and $1,695,975 at September 30, 2006 and June 30, 2006, respectively)	1,683,418	1,763,032
Loans receivable, net	3,191,520	2,960,583
Loans held-for-sale	2,414	974
Stock in the Federal Home Loan Bank	48,893	46,125
Accrued interest receivable	23,790	21,053
Office properties and equipment, net	27,446	27,911
Net deferred tax asset	26,052	28,176
Bank owned life insurance contract	85,262	78,903
Other assets	1,700	1,789

Total assets	$5,626,707	5,497,246

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,356,658	3,302,043
Borrowed funds	1,307,232	1,245,740
Advance payments by borrowers for taxes and insurance	16,050	15,337
Other liabilities	31,677	33,939

Total liabilities	4,711,617	4,597,059

Stockholders’ equity:
Preferred stock, $0.01 par value, 500,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued and outstanding at September 30, 2006 and June 30, 2006	532	532
Additional paid-in capital	525,105	524,962
Unallocated common stock held by the employee stock ownership plan	(40,059)	(40,414)
Retained earnings	436,148	426,233
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(6,268)	(10,758)
Minimum pension liability, net of tax	(368)	(368)

	(6,636)	(11,126)

Total stockholders’ equity	915,090	900,187

Total liabilities and stockholders’ equity	$5,626,707	5,497,246

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended September 30,
	2006	2005
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$41,912	26,550
Securities:
Government-sponsored enterprise obligations	1,339	1,674
Mortgage-backed securities	22,053	25,984
Equity securities available-for-sale	455	455
Municipal bonds and other debt	2,406	714
Interest-bearing deposits	169	833
Repurchase agreements	—	262
Federal Home Loan Bank stock	697	728

Total interest and dividend income	69,031	57,200

Interest expense:
Deposits	30,750	21,716
Secured borrowings	15,814	10,918

Total interest expense	46,564	32,634

Net interest income	22,467	24,566
Provision for loan losses	225	100

Net interest income after provision for loan losses	22,242	24,466

Non-interest income:
Fees and service charges	660	619
Increase (decrease) in and death benefits on bank owned life insurance contract	795	(127)
Gain on sales of mortgage loans, net	83	77
Other income	21	20

Total non-interest income	1,559	589

Non-interest expense:
Compensation and fringe benefits	10,443	9,640
Advertising and promotional expense	900	603
Office occupancy and equipment expense	2,423	2,644
Federal insurance premiums	110	109
Stationery, printing, supplies and telephone	393	492
Legal, audit, accounting, and supervisory examination fees	775	349
Data processing service fees	936	887
Other non-interest expense	1,107	875

Total non-interest expense	17,087	15,599

Income before income tax expense	6,714	9,456
Income tax expense	2,363	3,495

Net income	$4,351	5,961

Earnings per share — basic and diluted	$0.04	n/a
Weighted average shares outstanding — basic and diluted	112,246,699	n/a
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
Three months ended September 30, 2006 and 2005
(Unaudited)

					Accumulated other
					comprehensive loss
		Additional	Unallocated		Unrealized	Minimum	Total
	Common	paid-in	Common Stock	Retained	gain (loss) on	pension	stockholders’
	stock	capital	Held by ESOP	earnings	securities	liability	equity
	(In thousands)
Balance at June 30, 2005	$—	25	—	411,219	(2,316)	(1,101)	407,827
Comprehensive income:
Net income	—	—	—	5,961	—	—	5,961
Unrealized loss on securities available- for-sale, net of tax benefit of $2,416	—	—	—	—	(3,448)	—	(3,448)

Total comprehensive income							2,513

Balance at September 30, 2005	$—	25	—	417,180	(5,764)	(1,101)	410,340

Balance at June 30, 2006	$532	524,962	(40,414)	426,233	(10,758)	(368)	900,187
Comprehensive income:
Net income	—	—	—	4,351	—	—	4,351
Unrealized gain on securities available- for-sale, net of tax expense of $2,944	—	—	—	—	4,490	—	4,490

Total comprehensive income							8,841

Cumulative effect of change in accounting principle	—	—	—	5,564	—	—	5,564
Allocation of ESOP stock	—	143	355	—	—	—	498

Balance at September 30, 2006	$532	525,105	(40,059)	436,148	(6,268)	(368)	915,090

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$4,351	5,961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allocation of ESOP shares	498	—
Amortization of premiums and accretion of discounts on securities, net	485	793
Provision for loan losses	225	100
Depreciation and amortization of office properties and equipment	667	791
Mortgage loans originated for sale	(10,194)	(7,808)
Proceeds from mortgage loan sales	8,837	8,392
Gain on sales of mortgage loans, net	(83)	(77)
(Increase) decrease in bank owned life insurance contract	(795)	127
Increase in accrued interest receivable	(2,737)	(2,360)
Deferred tax benefit	(820)	(1,628)
Decrease (increase) in other assets	89	(1,094)
(Decrease) increase in other liabilities	(2,262)	589

Total adjustments	(6,090)	(2,175)

Net cash (used in) provided by operating activities	(1,739)	3,786

Cash flows from investing activities:
Originations of loans	(84,139)	(118,793)
Purchases of loans	(237,726)	(197,452)
Payments on loans	90,703	106,755
Purchases of mortgage-backed securities held-to-maturity	(5,317)	(8,551)
Purchases of debt securities held-to-maturity	—	(316,856)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	84,459	170,047
Proceeds from calls/maturities on debt securities held-to-maturity	14	35
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	28,146	41,628
Increase in repurchase agreements	—	(200,000)
Proceeds from redemptions of Federal Home Loan Bank stock	8,932	17,800
Purchases of Federal Home Loan Bank stock	(11,700)	(5,150)
Purchases of office properties and equipment	(202)	(521)

Net cash used in investing activities	(126,830)	(511,058)

Cash flows from financing activities:
Net increase in deposits	54,615	120,257
Increase in stock subscription payable	—	955,963
Net decrease in funds borrowed under short-term repurchase agreements	(150,000)	—
Proceeds from funds borrowed under other repurchase agreements	125,000	—
Repayments of funds borrowed under other repurchase agreements	—	(265,000)
Net increase (decrease) in Federal Home Loan Bank advances	86,492	(88,007)
Net increase in advance payments by borrowers for taxes and insurance	713	387

Net cash provided by financing activities	116,820	723,600

Net (decrease) increase in cash and cash equivalents	(11,749)	216,328

Cash and cash equivalents at beginning of period	39,824	81,329

Cash and cash equivalents at end of period	$28,075	297,657

Supplemental cash flow information:
Cash paid during the period for:
Interest	44,599	34,642
Income taxes	3,258	189
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2007.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2006 Annual Report on Form 10-K.
2. Bank Owned Life Insurance
In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” to address diversity in practice with respect to the calculation of the amount that could be realized. The Task Force reached a consensus that a policyholder should consider any additional amounts, such as deferred acquisition costs (“DAC”) and claims stabilization reserves (“CSR”), in determining the amount that could be realized under the insurance contract and therefore recognized as an asset. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The FASB has ratified the consensus which is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of beginning of a fiscal year for periods in which interim or annual financial statements have not yet been issued. The Company early adopted the new accounting standard as of July 1, 2006.
The Company’s guaranteed DAC and CSR balances represent amounts that could be realized under its group insurance contract, in accordance with the Task Force consensus. Accordingly, the Company recorded an asset of $5.6 million for the guaranteed DAC and CSR balances, through a cumulative effect adjustment to retained earnings due to a change in accounting principle, in the quarter ended September 30, 2006.
The Company’s insurance contract provides that, upon full and complete surrender of all outstanding certificates under the group policy held by the Company, the carrier’s repayment of the DAC and CSR would be guaranteed if certain conditions are met at the time of surrender.

The conditions that must be met at the time of surrender to obtain repayment of the DAC and CSR are as follows: (i) the Company must hold harmless and absolve the carrier from payment of all incurred but not reported claims; (ii) the Company must be a “well capitalized” institution under the regulatory capital rules; (iii) the Company cannot be transacting a non-taxable policy exchange as defined in the Internal Revenue Code; and (iv) the Company cannot have undergone a “change in control” (as defined) within 30 months prior to payment of the CSR. If these conditions have been met, the terms of the guarantee provide that (i) the CSR will be paid in full six months after full surrender of the policy, and (ii) future payments of the DAC will continue to be made in accordance with the terms of the insurance contract (generally based on a predetermined payment schedule over a period of 11 years from the date of original purchase). The Company has continuously satisfied the conditions of the guarantee, and management believes it is probable that the conditions will continue to be satisfied for the foreseeable future. Absent a full surrender of the policy, the guaranteed amounts are expected to be realized through the passage of time (in the case of the DAC) or the collection of future death benefit claims (in the case of the CSR).
3. Earnings Per Share
The Company completed its initial public stock offering on October 11, 2005. Basic earnings per common share for the three months ended September 30, 2006 were $0.04, calculated using the weighted average common shares of 112,246,699 for the period. The number of shares for this purpose includes shares issued to Investors Bancorp, MHC but excludes unallocated ESOP shares.
4. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	September 30,	June 30,
	2006	2006
	(In thousands)
Residential mortgage loans	$2,871,256	2,666,559
Multi-family and commercial	81,545	76,976
Construction loans	73,852	65,459
Consumer and other loans	151,244	139,336

Total loans	3,177,897	2,948,330

Premiums on purchased loans	22,202	20,327
Deferred loan fees, net	(2,016)	(1,734)
Allowance for loan losses	(6,563)	(6,340)

	$3,191,520	2,960,583

5. Deposits
Deposits are summarized as follows:

	September 30,	June 30,
	2006	2006
	(In thousands)
Savings acounts	$233,598	226,245
Checking accounts	331,873	349,014
Money market accounts	198,316	212,200

Total core deposits	763,787	787,459
Certificates of deposit	2,592,871	2,514,584

	$3,356,658	3,302,043

6. Net Periodic Benefit Plans Expense
The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to all employees of the Company if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit plan which provides benefits to its directors. The SERP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The Company also provides (i) health care benefits to retired employees hired prior to April 1, 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retirees. Accordingly, the Company accrues the cost of retiree health care and other benefits during the employee’s period of active service.
The components of net periodic benefit expense are as follows:

	Three months ended September 30,
	SERP and Directors’ Plan		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	$313	345	$44	49
Interest cost	240	200	132	124
Amortization of:
Transition obligation	—	—	50	50
Prior service cost	47	47	—	—
Net loss	40	81	—	24

Total net periodic benefit expense	$640	673	$226	247

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and Other Benefits plan in fiscal year 2007.

The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the first three months of fiscal year 2007. We anticipate contributing funds to the plan during fiscal 2007 to meet any minimum funding requirements.
7. Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value would be recognized in earnings. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of Statement No. 155 to have a material impact on its financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of Interpretation No. 48 to have a material impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. For public companies, this requirement is effective as of the end of the first fiscal year ending after December 31, 2006 (as of June 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. The Company is evaluating the effect of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2006 for errors (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the Company) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Our business strategy is to operate a well-capitalized and profitable full service community bank dedicated to providing high quality customer service and competitive products to the communities we serve. In October 2003 our Board of Directors approved a change in our strategic direction from one focused on investing in securities, wholesale borrowings and high cost certificates of deposits, to one more focused on originating loans and attracting core deposits. We remain committed to this task of originating more loans and attracting more core deposits and expect to continue to change our asset composition by increasing residential and commercial real estate mortgage loans and building on the significant loan portfolio growth we have experienced since the latter part of 2003. We believe this strategy will enhance shareholder value while building a strong retail banking franchise.
During the three months ended September 30, 2006 we grew net loans, including loans held for sale by $232.4 million, or 7.8%, to $3.19 billion at September 30, 2006 from $2.96 billion at June 30, 2006. We attribute this growth to our continued focus on increasing residential and commercial real estate mortgage loans. These loans are made primarily on properties in New Jersey. To a lesser degree we originate and purchase residential mortgage loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio.
Our securities portfolio decreased by $100.4 million, at September 30, 2006 to $2.19 billion from $2.29 billion at June 30, 2006 which is consistent with our plan to reduce wholesale assets.
Deposits also grew by $54.6 million to $3.36 billion at September 30, 2006 from $3.30 billion at June 30, 2006. We attribute this growth in deposits to the attractiveness of our certificate of deposit products, however, a portion of this growth has come at the expense of our savings and money market accounts which are considered core deposits. While we remain committed to the growth and retention of core deposits, in periods of higher interest rates depositors are more inclined to transfer money from core type accounts to certificates of deposit.
Borrowed funds increased $61.5 million to $1.31 billion at September 30, 2006 from $1.25 billion at June 30, 2006. We continue to believe reducing or limiting the growth of wholesale borrowings, especially in the current flat yield curve environment, is a prudent strategy. However, the growth in borrowings this quarter is the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
We reported net income of $4.4 million for the three months ended September 30, 2006 compared to $6.0 million for the three months ended September 30, 2005. This reduction in net income is attributed to higher interest expense required to acquire deposits and wholesale funding.

Our net interest margin decreased to 1.66% for the three month period ended September 30, 2006 compared to 1.97% for the three month period ended September 30, 2005. Our net interest spread fell to 1.03% for the three month period ended September 30, 2006 compared to 1.79% for the three month period ended September 30, 2005. The reductions in net interest margin and interest rate spread are also directly attributed to the increases in interest expense required to attract deposits and wholesale funding.
The interest rate environment remains stubbornly difficult for most financial institutions. While the Federal Reserve paused recently on raising the Fed Funds rate, their statements include language supporting future rate increases if it feels inflation remains a risk. Despite the pause, the yield curve remains persistently flat and has severely affected our profitability and limited our opportunities for growth. This interest rate environment and the fierce competition for deposits in our marketplace will continue to put pressure on net interest income and net income.
For the remainder of fiscal year 2007 we will remain focused on our strategy of adding more retail assets and liabilities to our balance sheet. We expect this strategy will help to improve the quality of the balance sheet and will help position us to improve earnings when and if the yield curve assumes a more positive shape. As an additional tool to provide shareholder value we will also use our recently board authorized share repurchase program to manage our sizeable capital position.
Comparison of Financial Condition at September 30, 2006 and June 30, 2006
Total Assets. Total assets increased by $129.5 million, or 2.4%, to $5.63 billion at September 30, 2006 from $5.50 billion at June 30, 2006. This increase was largely the result of an increase in the loan portfolio partially offset by the decrease in our securities portfolio.
Cash and Cash Equivalents. Cash and cash equivalents decreased by $11.7 million, or 29.5% to $28.1 million at September 30, 2006 from $39.8 million at June 30, 2006. This decrease is a result of utilizing cash to fund loan growth.
Securities. Securities, in aggregate, decreased by $100.4 million, or 4.4%, to $2.19 billion at September 30, 2006, from $2.29 billion at June 30, 2006. This decrease is consistent with our strategy to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. The cash flows from our securities portfolio were used primarily to fund our loan growth.
Net Loans. Net loans, including loans held for sale, increased by $232.4 million, or 7.8%, to $3.19 billion at September 30, 2006 from $2.96 billion at June 30, 2006. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made primarily on properties in New Jersey. To a lesser degree we originate and purchase loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio.

We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the three months ended September 30, 2006 we originated $39.1 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended September 30, 2006 we purchased loans totaling $193.8 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the three months ended September 30, 2006, we purchased loans totaling $43.9 million on a “bulk purchase” basis.
Additionally, for the three months ended September 30, 2006, we originated $3.7 million in multi-family and commercial real estate loans and $16.7 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at September 30, 2006 was $293.8 million compared to $266.5 million at June 30, 2006. The ability of borrowers’ to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
Non-performing loans, defined as non-accruing loans, increased by $420,000 to $3.7 million at September 30, 2006 from $3.3 million at June 30, 2006. The ratio of non-performing loans to total loans was 0.12% at September 30, 2006 compared with 0.11% at June 30, 2006. The ratio of the allowance for loan losses to non-performing loans was 176.52% at September 30, 2006 compared with 192.18% at June 30, 2006. The ratio of the allowance for loan losses to total loans was 0.21% at September 30, 2006 compared to 0.22% at June 30, 2006. We believe our allowance for loan losses is adequate based on the overall growth in our loan portfolio, the current level of loan charge-offs, the stability of the New Jersey real estate market in general, and the performance and stability of our loan portfolio.
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
Bank Owned Life Insurance, Stock in the Federal Home Loan Bank and Other Assets. Bank owned life insurance increased by $6.4 million from $78.9 million at June 30, 2006 to $85.3 million at September 30, 2006. This includes an increase of $5.6 million due to adoption of a new accounting principle related to bank owned life insurance, as discussed in Note 2 of Notes to Consolidated Financial Statements in Item 1 of this report. In addition, the amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $2.8 million from $46.1 million at June 30, 2006 to $48.9 million at September 30, 2006 as a result of an increase in our level of borrowings. There was also an increase in accrued interest receivable of $2.7 million resulting from an increase in interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets.
Deposits. Deposits increased by $54.6 million, or 1.7%, to $3.36 billion at September 30, 2006 from $3.30 billion at June 30, 2006. The increase was due primarily to an increase in certificates of deposits of $78.3 million partially offset by a decrease in interest-bearing checking and money market accounts of $20.6 million and $13.9 million, respectively. We attribute the increase and shift in deposits to new products being offered and higher rates on our CD’s in response to consumer demands.
Borrowed Funds. Borrowed funds increased $61.5 million, or 4.9%, to $1.31 billion at September 30, 2006 from $1.25 billion at June 30, 2006. This increase in borrowed funds is the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
Stockholders’ Equity. Stockholders’ equity increased $14.9 million, or 1.7%, to $915.1 million at September 30, 2006 from $900.2 million at June 30, 2006. The majority of this increase is attributed to a $5.6 million increase in retained earnings due to adoption of a new accounting principle related to bank owned life insurance, as previously discussed; a decrease of $4.5 million in the accumulated other comprehensive loss; and net income of $4.4 million for the three months ended September 30, 2006.
Average Balance Sheets for the Three Months ended September 30, 2006 and 2005
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended September 30, 2006 and 2005. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	September 30, 2006				September 30, 2005
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks	$20,078		$169	3.37%	$110,533		$833	3.01%
Repurchase agreements	—		—	—	30,435		262	3.44%
Securities available-for-sale	534,833		5,722	4.28%	661,818		6,945	4.20%
Securities held-to-maturity	1,729,172		20,531	4.75%	2,024,383		21,882	4.32%
Net loans	3,081,486		41,912	5.44%	2,093,532		26,550	5.07%
Stock in FHLB	47,782		697	5.83%	57,751		728	5.04%

Total interest-earning assets	5,413,351		69,031	5.10%	4,978,452		57,200	4.60%

Non-interest earning assets	149,168				136,441

Total assets	$5,562,519				$5,114,893

Interest-bearing Liabilities:
Savings	$223,182		526	0.94%	$470,523		1,005	0.85%
Interest-bearing checking	307,730		1,845	2.40%	282,479		1,160	1.64%
Money market accounts	207,345		873	1.68%	306,974		1,030	1.34%
Certificates of deposit	2,555,204		27,506	4.31%	2,408,212		18,521	3.08%
Borrowed funds	1,282,547		15,814	4.93%	1,183,390		10,918	3.69%

Total interest-bearing liabilities	4,576,008		46,564	4.07%	4,651,578		32,634	2.81%

Non-interest bearing liabilities	83,243				59,917

Total liabilities	4,659,251				4,711,495

Stockholders’ equity	903,268				403,398

Total liabilities and stockholders’ equity	$5,562,519				$5,114,893

Net interest income			$22,467				$24,566

Net interest rate spread				1.03%				1.79%

Net interest earning assets	$837,343				$326,874

Net interest margin				1.66%				1.97%

Ratio of interest-earning assets to total interest- bearing liabilities	1.18	X			1.07	X

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005
Net Income. Net income decreased by $1.6 million, to $4.4 million for the three months ended September 30, 2006, from $6.0 million for the three months ended September 30, 2005.

Net Interest Income. Net interest income decreased by $2.1 million or 8.5%, to $22.5 million for the three months ended September 30, 2006 from $24.6 million for the three months ended September 30, 2005. The decrease was caused primarily by a 76 basis point decrease in our net interest rate spread to 1.03% for the three months ended September 30, 2006 from 1.79% for the three months ended September 30, 2005 as a result of the cost of average interest-bearing liabilities more than offsetting the increase in the yield on average interest-earning assets. Our net interest margin also decreased by 31 basis points from 1.97% for the three months ended September 30, 2005 to 1.66% for the three months ended September 30, 2006.
Interest and Dividend Income. Interest and dividend income increased by $11.8 million, or 20.7%, to $69.0 million for the three months ended September 30, 2006 from $57.2 million for the three months ended September 30, 2005. This increase was due to a 57.9% increase in interest income on loans, partially offset by an 11.5% decrease in interest income on securities and other interest-earning assets.
Interest income on loans increased by $15.4 million, or 57.9%, to $41.9 million for the three months ended September 30, 2006 from $26.6 million for the three months ended September 30, 2005. This increase resulted from a $988.0 million, or 47.2%, increase in the average balance of net loans to $3.08 billion for the three months ended September 30, 2006 from $2.09 billion for the three months ended September 30, 2005. This increase also reflects a 37 basis point increase in the average yield on net loans to 5.44% for the three months ended September 30, 2006 from 5.07% for the three months ended September 30, 2005.
Interest income on all other interest-earning assets, excluding loans, decreased by $3.5 million, or 11.5%, to $27.1 million for the three months ended September 30, 2006 from $30.7 million for the three months ended September 30, 2005. This decrease resulted from a $553.1 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 40 basis point increase in the average yield on securities and other interest-earning assets to 4.65% for the three months ended September 30, 2006 from 4.25% for the three months ended September 30, 2005.
Interest Expense. Interest expense increased by $13.9 million, or 42.7%, to $46.6 million for the three months ended September 30, 2006 from $32.6 million for the three months ended September 30, 2005.
Interest expense on interest-bearing deposits increased $9.0 million, or 41.6% to $30.8 million for the three months ended September 30, 2006 from $21.7 million for the three months ended September 30, 2005. This increase was due to a 123 basis point increase in the average cost of interest-bearing deposits partially offset by a $174.7 million decrease in the average balance of interest-bearing deposits.
Interest expense on borrowed funds increased by $4.9 million or 44.8%, to $15.8 million for the three months ended September 30, 2006 from $10.9 million for the three months ended September 30, 2005. The average balance of borrowed funds increased by $99.2 million or 8.4% to $1.28 billion for the three months ended September 30, 2006 from $1.18 billion for the three months ended September 30, 2005. In addition, the cost of borrowed funds increased by 124 basis points to 4.93% for the three months ended September 30, 2006 from 3.69% for the three months ended September 30, 2005.

Provision for Loan Losses. Our provision for loan losses was $225,000 and $100,000 for the three months ended September 30, 2006 and 2005, respectively. There were net charge-offs of $2,000 for the three months ended September 30, 2006 and net recoveries of $21,000 for the three months ended September 30, 2005. The allowance for loan losses increased by $223,000 to $6.6 million at September 30, 2006 from $6.3 million at June 30, 2006. This increase in the allowance for loan losses reflects the overall growth of our loan portfolio, the level of our non-performing loans and the low level of charge-offs. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2006 and June 30, 2006.”
Non-Interest Income. Non-interest income increased by $1.0 million to $1.6 million for the three months ended September 30, 2006 from $589,000 for the three months ended September 30, 2005. This increase was largely the result of a $922,000 increase in reported income on bank owned life insurance. On July 1, 2006, the Company adopted a new accounting principle that was recently approved by the FASB Emerging Issues Task Force. The adoption of this accounting principle changed the amount we recognize as an asset under our group life insurance contract, as well as the manner in which we recognize income under this contract. For example, under the new accounting principle, death benefit proceeds in excess of the related cash surrender value will reduce the asset for bank owned life insurance rather than being recognized as non-interest income. In addition, transfers from cash surrender value to the claims stabilization reserve will no longer be charged to non-interest income. See discussion of the new accounting principle in Note 2 of Notes to Consolidated Financial Statements in Item 1 of this report.
Non-Interest Expense. Non-interest expense increased by $1.5 million or 9.5%, to $17.1 million for the three months ended September 30, 2006 from $15.6 million for the three months ended September 30, 2005. The increase was primarily due to compensation and fringe benefits increasing by $803,000 or 8.3% to $10.4 million for the three months ended September 30, 2006. This increase is primarily due to $498,000 in ESOP related expenses recorded during the three months ended September 30, 2006. There were no ESOP expenses during the three months ended September 30, 2005. The increase also reflects staff additions in our commercial real estate and retail banking areas, normal merit increases and increases in employee benefits costs. In addition, professional fees increased $426,000 or 122.1% to $775,000 for the three months ended September 30, 2006. This can be attributed to the increased professional fees associated with being a public company.
Income Taxes. Income tax expense was $2.4 million for the three months ended September 30, 2006, a decrease of $1.1 million, or 32.4%, from income tax expense of $3.5 million for the three months ended September 30, 2005. Our effective tax rate was 35.2% for the three months ended September 30, 2006, compared to 37.0% for the three months ended September 30, 2005, due primarily to the higher level of tax-exempt income we earned in the three months ended September 30, 2006 from our bank owned life insurance contract.

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
At September 30, 2006 the Company had outstanding overnight borrowings from the FHLB of $86.5 million as compared to $50.0 million of outstanding overnight borrowings at June 30, 2006. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings, including overnight borrowings, of $1.31 billion at September 30, 2006, an increase from $1.25 billion at June 30, 2006. This increase was primarily the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2006, outstanding commitments to originate loans totaled $165.0 million; outstanding unused lines of credit totaled $190.1 million; and outstanding commitments to sell loans totaled $2.4 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.07 billion at September 30, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The net proceeds from the Company’s stock offering in October 2005 significantly increased our liquidity and capital resources. Over time, this initial level of liquidity is being reduced as net proceeds from the offering are used for general corporate purposes, including the funding of loans and repayment of higher-cost, longer-term wholesale borrowings. Due to the increase in equity resulting from the net proceeds raised in the offering, our percentage of return on equity is being adversely impacted.
The Company recently announced its first stock repurchase program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 5,317,590 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. The repurchased shares will be held as treasury stock for general corporate use. As we did not have the authority to do so, shares of stock were not purchased during the first quarter of fiscal 2007. Our stock repurchase program commenced on October 12, 2006.

As of September 30, 2006 the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2006
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$670,949	25.7%	$209,065	8.0%
Tier I capital (to risk-weighted assets)	664,386	25.4	104,532	4.0
Tier I capital (to average assets)	664,386	11.9	223,055	4.0
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
Our primary lending emphasis has been the origination and purchase of residential mortgage loans and, to a lesser extent, commercial real estate mortgages. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages. We also have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2006 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the U.S. Treasury yield curve. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
					Increase (Decrease) in Estimated
Change in		Estimated Increase (Decrease)			Net Interest Income
Interest Rates				Estimated Net
(basis points) (1)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)
+200bp	$592,215	$(288,121)	(32.73)%	$75,540	$(15,355)	(16.89)%
0bp	880,336	—	—	90,895	—	—
-200bp	976,860	96,524	10.96%	103,759	12,864	14.15%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
The table set forth above indicates at September 30, 2006 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 32.73% decrease in NPV and a $15.4 million or 16.89% decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 10.96% increase in NPV and a $12.9 million or 14.15% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	There were no issuer repurchases of securities during the period covered by this Report.

On September 25, 2006, the board of directors of the Company announced the adoption of its first Stock Repurchase Program, which authorized the repurchase of up to 10% of the Company’s publicly held outstanding shares of common stock, or 5,317,590 shares, commencing on October 12, 2006. This program has no expiration date.

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

Investors Bancorp, Inc.

Dated: November 9, 2006	/s/ Robert M. Cashill Robert M. Cashill
President and Chief Executive Officer

Dated: November 9, 2006	/s/ Domenick A. Cama Domenick A. Cama
Executive Vice President and Chief Financial Officer