Form 10-Q
period 2006-12-31
Investors Bancorp Inc
filed 2007-02-09
CIK 1326807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006
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
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑
     As of January 31, 2007 there were 115,225,059 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 54.76% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2006 (Unaudited) and June 30, 2006

	December 31,	June 30,
	2006	2006
	(In thousands)
Assets
Cash and cash equivalents	$36,382	39,824
Securities available-for-sale, at estimated fair value	323,719	528,876
Securities held-to-maturity, net (estimated fair value of $1,558,560 and $1,695,975 at December 31, 2006 and June 30, 2006, respectively)	1,595,238	1,763,032
Loans receivable, net	3,274,207	2,960,583
Loans held-for-sale	3,589	974
Stock in the Federal Home Loan Bank	40,545	46,125
Accrued interest receivable	22,435	21,053
Office properties and equipment, net	27,310	27,911
Net deferred tax asset	35,448	28,176
Bank owned life insurance contract	86,186	78,903
Other assets	1,960	1,789

Total assets	$5,447,019	5,497,246

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,451,066	3,302,043
Borrowed funds	1,046,725	1,245,740
Advance payments by borrowers for taxes and insurance	14,591	15,337
Other liabilities	33,342	33,939

Total liabilities	4,545,724	4,597,059

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued; 115,970,059 and 116,275,688 outstanding at December 31, 2006 and June 30, 2006, respectively	532	532
Additional paid-in capital	500,962	524,962
Unallocated common stock held by the employee stock ownership plan	(39,705)	(40,414)
Treasury stock, at cost; 305,629 shares at December 31, 2006	(4,769)	—
Retained earnings	447,856	426,233
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(3,213)	(10,758)
Minimum pension liability, net of tax	(368)	(368)

	(3,581)	(11,126)

Total stockholders’ equity	901,295	900,187

Total liabilities and stockholders’ equity	$5,447,019	5,497,246

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$44,126	29,827	86,038	56,377
Securities:
Government-sponsored enterprise obligations	1,339	2,490	2,678	4,164
Mortgage-backed securities	20,649	24,680	42,702	50,664
Equity securities available-for-sale	472	455	927	910
Municipal bonds and other debt	2,412	1,701	4,818	2,415
Interest-bearing deposits	222	1,658	391	2,491
Repurchase agreements	—	351	—	613
Federal Home Loan Bank stock	753	763	1,450	1,491

Total interest and dividend income	69,973	61,925	139,004	119,125

Interest expense:
Deposits	34,044	23,055	64,794	44,771
Secured borrowings	14,935	11,141	30,749	22,059

Total interest expense	48,979	34,196	95,543	66,830

Net interest income	20,994	27,729	43,461	52,295
Provision for loan losses	100	100	325	200

Net interest income after provision for loan losses	20,894	27,629	43,136	52,095

Non-interest (loss) income:
Fees and service charges	659	669	1,319	1,288
Income on bank owned life insurance contract	924	1,257	1,719	1,130
(Loss) gain on sales of mortgage loans, net	(129)	62	(46)	139
Loss on securities transactions	(3,666)	—	(3,666)	—
Gain on sale of other real estate owned, net	—	5	—	5
Other non-interest income	21	21	42	41

Total non-interest (loss) income	(2,191)	2,014	(632)	2,603

Non-interest expense:
Compensation and fringe benefits	12,258	10,987	22,701	20,627
Advertising and promotional expense	858	483	1,758	1,086
Office occupancy and equipment expense	2,515	2,625	4,938	5,269
Federal insurance premiums	108	109	218	218
Stationery, printing, supplies and telephone	380	416	773	908
Legal, audit, accounting, and supervisory examination fees	257	450	1,032	799
Data processing service fees	972	929	1,908	1,816
Contribution to charitable foundation	—	20,651	—	20,651
Other operating expenses	899	912	2,006	1,787

Total non-interest expense	18,247	37,562	35,334	53,161

Income (loss) before income tax (benefit) expense	456	(7,919)	7,170	1,537
Income tax (benefit) expense	(11,564)	(2,980)	(9,201)	515

Net income (loss)	$12,020	(4,939)	16,371	1,022

Earnings (loss) per share — basic and diluted (1)	$0.11	(0.06)	0.15	N/A

Weighted average shares outstanding (1):
Basic	111,746,704	112,024,104	111,783,846	N/A

Diluted	111,748,993	112,024,104	111,783,846	N/A

(1)	Earnings per share and weighted average shares for 2005 are from date of initial stock offering.
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2006 and 2005
(Unaudited)

						Accumulated other
						comprehensive loss
		Additional	Unallocated			Unrealized	Minimum	Total
	Common	paid-in	Common Stock	Treasury	Retained	gain (loss) on	pension	stockholders'
	stock	capital	Held by ESOP	stock	earnings	securities	liability	equity
	(In thousands)
Balance at June 30, 2005	$—	25	—	—	411,219	(2,316)	(1,101)	407,827
Comprehensive loss:
Net income	—	—	—	—	1,022	—	—	1,022
Unrealized loss on securities available- for-sale, net of tax benefit of $3,675	—	—	—	—	—	(5,598)	—	(5,598)

Total comprehensive loss								(4,576)

Sale of 53,175,907 shares of common stock in the initial public offering and issuance of 63,099,781 shares to the mutual holding company	532	524,642	—	—	—	—	—	525,174
Purchase of common stock by the ESOP	—	—	(42,541)	—	—	—	—	(42,541)
Allocation of ESOP stock	—	84	1,418	—	—	—	—	1,502

Balance at December 31, 2005	$532	524,751	(41,123)	—	412,241	(7,914)	(1,101)	887,386

Balance at June 30, 2006	$532	524,962	(40,414)	—	426,233	(10,758)	(368)	900,187

Comprehensive income:
Net income	—	—	—	—	16,371	—	—	16,371
Unrealized gain on securities available- for-sale, net of tax expense of $6,210	—	—	—	—	—	9,496	—	9,496
Reclassification adjustment for losses on securities transactions included in net income, net of tax benefit of $1,347	—	—	—	—	—	(1,951)	—	(1,951)

Total comprehensive income								23,916

Cummulative effect of change in accounting principle	—	—	—	—	5,564	—	—	5,564
Purchase of treasury stock (1,972,588 shares)	—	—	—	(30,502)	—	—	—	(30,502)
Treasury stock allocated to restricted stock plan		(25,421)		25,733	(312)			—
Compensation cost for stock options and restricted stock	—	1,096	—	—	—	—	—	1,096
Allocation of ESOP stock	—	325	709	—	—	—	—	1,034

Balance at December 31, 2006	$532	500,962	(39,705)	(4,769)	447,856	(3,213)	(368)	901,295

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$16,371	1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	15,488
ESOP and stock-based compensation expense	2,130	1,502
Amortization of premiums and accretion of discounts on securities, net	891	395
Provision for loan losses	325	200
Depreciation and amortization of office properties and equipment	1,453	1,555
Loss on securities transactions	3,666	—
Mortgage loans originated for sale	(21,833)	(13,270)
Proceeds from mortgage loan sales	19,411	15,420
Loss (gain) on sales of mortgage loans, net	46	(139)
Increase in bank owned life insurance contract	(1,719)	(1,130)
Increase in accrued interest receivable	(1,382)	(1,211)
Deferred tax benefit	(12,135)	(2,484)
(Increase) decrease in other assets	(171)	343
Decrease in other liabilities	(597)	(2,258)

Total adjustments	(9,915)	14,411

Net cash provided by operating activities	6,456	15,433

Cash flows from investing activities:
Originations of loans	(132,025)	(229,908)
Purchases of loans	(371,575)	(388,650)
Payments on loans	189,412	188,680
Purchases of mortgage-backed securities held-to-maturity	(8,933)	(24,865)
Purchases of debt securities held-to-maturity	(3,500)	(333,406)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	154,410	294,856
Proceeds from calls/maturities on debt securities held-to-maturity	1,639	225,167
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	53,132	76,082
Proceeds from sale of mortgage-backed securities held-to-maturity	22,942	—
Proceeds from sale of mortgage-backed securities available-for-sale	161,112	—
Proceeds from redemptions of Federal Home Loan Bank stock	22,230	51,836
Purchases of Federal Home Loan Bank stock	(16,650)	(43,427)
Purchases of office properties and equipment	(852)	(572)

Net cash provided by investing activities	71,342	(184,207)

Cash flows from financing activities:
Net increase in deposits	149,023	29,626
Net proceeds from sale of common stock	—	509,686
Loan to ESOP	—	(42,541)
Net (decrease) increase in funds borrowed under short-term repurchase agreements	(250,000)	40,000
Proceeds from funds borrowed under other repurchase agreements	260,000	—
Repayments of funds borrowed under other repurchase agreements	(235,000)	(515,000)
Net increase in Federal Home Loan Bank advances	25,985	101,486
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(746)	114
Purchase of treasury stock	(30,502)	—

Net cash (used in) provided by financing activities	(81,240)	123,371

Net (decrease) increase in cash and cash equivalents	(3,442)	(45,403)
Cash and cash equivalents at beginning of period	39,824	81,329

Cash and cash equivalents at end of period	$36,382	35,926

Supplemental cash flow information:
Cash paid during the period for:
Interest	96,104	69,560
Income taxes	7,615	400
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2007.
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
2. Bank Owned Life Insurance
In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” to address diversity in practice with respect to the calculation of the amount that could be realized. The EITF reached a consensus that a policyholder should consider any additional amounts, such as deferred acquisition costs (“DAC”) and claims stabilization reserves (“CSR”), in determining the amount that could be realized under the insurance contract and therefore recognized as an asset. The EITF also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The consensus is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of a fiscal year for periods in which interim or annual financial statements have not yet been issued. The Company elected early adoption of the new accounting standard as of July 1, 2006.
The Company’s guaranteed DAC and CSR balances represent amounts that could be realized under its group insurance contract, in accordance with the EITF consensus. Accordingly, the Company recorded an asset of $5.6 million for the guaranteed DAC and CSR balances, through a cumulative effect adjustment to retained earnings due to a change in accounting principle, in the quarter ended September 30, 2006.
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
3. Earnings (Loss) Per Share
The following is a summary of our earnings (loss) per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended December 31,
	2006			2005 (1)
			Per Share			Per Share
	Income	Shares	Amount	Loss	Shares	Amount
	(Dollars in thousands, except per share data)
Net Income (loss)	$12,020			$(4,939)

Basic earnings per share:
Income (loss) attributable to common stockholders	$12,020	111,746,704	$0.11	$(6,625)	112,024,104	$(0.06)

Effect of dilutive common stock equivalents	—	2,289		—	—

Diluted earnings per share:
Income attributable to common stockholders	$12,020	111,748,993	$0.11	$—	112,024,104	$—

(1)	Loss attributable to common stockholders and weighted average shares for 2005 are from date of initial stock offering.

	For the Six Months Ended December 31,
	2006
			Per Share
	Income	Shares	Amount
	(Dollars in thousands, except per share data)
Net Income	$16,371

Basic earnings per share:
Income attributable to common stockholders	$16,371	111,783,846	$0.15

Effect of dilutive common stock equivalents	—	—

Diluted earnings per share:
Income attributable to common stockholders	$16,371	111,783,846	$0.15

4. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	December 31,	June 30,
	2006	2006
	(In thousands)
Residential mortgage loans	$2,938,307	2,666,559
Multi-family and commercial	83,161	76,976
Construction loans	83,793	65,459
Consumer and other loans	154,854	139,336

Total loans	3,260,115	2,948,330

Premiums on purchased loans	22,416	20,327
Deferred loan fees, net	(1,798)	(1,734)
Allowance for loan losses	(6,526)	(6,340)

	$3,274,207	2,960,583

5. Deposits
Deposits are summarized as follows:

	December 31,	June 30,
	2006	2006
	(In thousands)
Savings accounts	$257,994	226,245
Checking accounts	340,308	349,014
Money market accounts	178,321	212,200

Total core deposits	776,623	787,459
Certificates of deposit	2,674,443	2,514,584

	$3,451,066	3,302,043

6. Equity Incentive Plan
At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. On November 20, 2006, certain officers and employees and a service vendor of the Company were granted in aggregate 2,790,000 stock options and 1,120,000 shares of restricted stock, and non-employee directors received in aggregate 1,367,401 stock options and 546,959 shares of restricted stock. On December 1, 2006, certain officers and employees of the Company were granted a total of 290,000 options. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.
SFAS No. 123R also requires the Company to realize as a financing cash flow rather than an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statement of operations to correspond with the same line item as the cash compensation paid.
Stock options generally vest over a five-year service period. Management recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB 107. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. Management recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.
Restricted shares generally vest over a five- year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.
During the three and six months ended December 31, 2006, the Company recorded $1.1 million of share-based compensation expense, comprised of stock option expense of $462,000 and restricted stock expense of $634,000. The Company estimates it will record an additional $4.7 million of share-based compensation expense during the remainder of fiscal 2007.

The following is a summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2006:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value
Outstanding at June 30, 2006	—	—
Granted	4,447,401	$15.26
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2006	4,447,401	$15.26	9.9 years	$2,090,278

Exercisable at December 31, 2006	—	—	N/A	N/A
The following is a summary of the status of the Company’s non-vested options as of December 31, 2006 and changes during the six months ended December 31, 2006:

Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value
Non-vested at June 30, 2006	—	—
Granted	4,447,401	$4.17
Exercised	—	—
Forfeited	—	—

Non-vested at December 31, 2006	4,447,401	$4.17

Expected future compensation expense relating to the 4.4 million non-vested options outstanding as of December 31, 2006 is $18.1 million over a weighted average period of 4.9 years.
Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares. In September 2006, the Company announced a stock repurchase plan to acquire up to 5,317,590 shares, commencing on October 12, 2006.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2006 and changes during the six months ended December 31, 2006:

	Number of	Weighted
	Stock	Average
	Awards	Grant Date
	Shares	Fair Value
Non-vested at June 30, 2006	—	—
Granted	1,666,959	$15.25
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2006	1,666,959	$15.25

Expected future compensation expense relating to the 1.7 million restricted shares at December 31, 2006 is $24.8 million over a weighted average period of 4.9 years.
7. Income Taxes
A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. On a quarterly basis the Company assesses the realizability of its deferred tax assets. During the three months ended December 31, 2006, the Company performed an assessment of its ability to realize certain deferred tax assets and concluded that, based on current facts and circumstances a portion of the associated valuation allowance was no longer required. Those facts and circumstances included but were not limited to the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the discontinuation of the Company’s REIT’s operations. As a result, the Company recognized a deferred tax benefit of $10.7 million during the second fiscal quarter primarily related to the reversal of the previously established deferred tax asset valuation allowance. The reversal includes the recognition of tax benefits associated with state net operating loss carry forwards and minimum tax assessment ($11.8 million) and a portion of the Company’s capital losses related to the sale of equity securities ($163,000). This benefit was partially offset by an additional valuation allowance established for the contribution to the foundation ($1.2 million).

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35% as follows:

	For the Three	For the Six
	Months ended	Months ended
	December 31, 2006	December 31, 2006
	(In thousands)
“Expected” federal income tax expense	$160	$2,510
Change in valuation allowance for deferred tax assets — Federal and State	(10,717)	(10,717)
Other State tax benefit, net	(663)	(315)
Bank owned life insurance	(323)	(602)
Dividend received deduction	(116)	(227)
Other	95	150

Total income tax benefit	$(11,564)	$(9,201)

8. Net Periodic Benefit Plans Expense
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
The Company also provides (i) health care benefits to retired employees hired prior to April 1, 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. Accordingly, the Company accrues the cost of retiree health care and other benefits during the employee’s period of active service.
The components of net periodic benefit expense are as follows:

	Three months ended December 31,
	SERP and Directors’ Plan		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	313	345	44	49
Interest cost	240	200	132	124
Amortization of:	—	—	—	—
Transition obligation	—	—	50	50
Prior service cost	47	47	—	—
Net loss	40	81	—	24

Total net periodic benefit expense	$640	673	$226	247

	Six months ended December 31,
	SERP and Directors’ Plan		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Service cost	627	691	88	98
Interest cost	479	400	264	249
Amortization of:	—	—	—	—
Transition obligation	—	—	100	100
Prior service cost	94	93	—	—
Net loss	79	163	—	47

Total net periodic benefit expense	$1,279	1,347	$452	494

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and Other Benefits plan in fiscal year 2007.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the first six months of fiscal year 2007. We anticipate contributing funds to the plan during fiscal 2007 to meet any minimum funding requirements.
9. Stock Repurchase Program
On September 25, 2006, the Company announced that its Board of Directors authorized a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares, commencing October 12, 2006. During the quarter ended December 31, 2006, the Company purchased 1,972,588 shares at a cost of $30,502,000, or approximately $15.46 per share. Under our stock repurchase program, shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions, from time to time, depending on market conditions. Of the 1,972,588 shares purchased, 1,669,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
10. Recent Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value would be recognized in earnings. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of Statement No. 155 to have a material impact on its financial statements.
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
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. For public companies, this requirement is effective as of the end of the first fiscal year ending after December 15, 2006 (as of June 30, 2007 for the Company). Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. The Statement amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the statement of operations as net periodic benefit cost. The Company is evaluating the effect of SFAS No. 158 on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2006 for misstatements (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect the application of SAB 108 to have a material impact on its financial statements.
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
There were a number of significant events in the second quarter of fiscal 2007 that impacted both our statement of operations and our balance sheet. The current interest rate environment has been a difficult one for most financial institutions and has had a significant impact on both our net interest spread and our net interest margin. Our net interest margin decreased to 1.55% and 1.61% for the three and six month periods ended December 31, 2006, respectively, compared to 2.12% and 2.05% for the three and six month periods ended December 31, 2005, respectively. Our net interest spread fell to 0.89% and 0.96% for the three and six month periods ended December 31, 2006, respectively, compared to 1.68% and 1.74% for the three and six month periods ended December 31, 2005, respectively.

During the quarter we sold approximately $187.7 million in low yielding mortgage backed securities and used the proceeds to pay off higher rate wholesale borrowings which resulted in a pretax loss of $3.7 million. Given the flatness of the yield curve, management determined this was a prudent transaction which will help to increase both net interest rate spread and net interest margin going forward. For more information please refer to the Securities section in “Comparison of Financial Condition at December 31, 2006 and June 30, 2006”. We also recognized $10.7 million in deferred tax benefits during the second quarter of fiscal 2007. On a quarterly basis we evaluate our tax positions, valuation allowances and strategies to determine their appropriateness. This evaluation coupled with changes enacted by the New Jersey State legislature on the tax treatment of REITs and other events resulted in the current recognition of additional deferred tax benefits. For a more detailed discussion see the Deferred Tax Asset section in “Comparison of Financial Condition at December 31, 2006 and June 30, 2006.”
The Company also repurchased approximately 2.0 million shares of its common stock at an average price per share of $15.46 pursuant to its publicly announced repurchase plan of September 25, 2006. We believe stock repurchases are a prudent use of capital.
At our first annual meeting, our stockholders approved the Company’s 2006 Equity Incentive Plan. During the current quarter, the Company awarded 1,666,959 shares of restricted stock and 4,447,401 share options representing 73% and 78%, respectively, of the total shares authorized for these purposes under the plan.
Two non performing loans made to a New Jersey based developer caused an increase in non performing loans for the quarter. Both properties are under contract to be sold and we believe will result in our loans being paid in full. While we are confident of a favorable resolution, we can not ensure a successful outcome and therefore placed these loans on non accrual status during the quarter. For a more detailed discussion see the Net Loans section in “Comparison of Financial Condition at December 31, 2006 and June 30, 2006.”
We expect our strategy of adding more retail assets and liabilities to our balance sheet will help improve earnings when and if the yield curve assumes a more positive slope. In addition, we will continue to repurchase shares under our board authorized share repurchase program as a means to manage our capital position.
Comparison of Financial Condition at December 31, 2006 and June 30, 2006
Total Assets. Total assets decreased by $50.2 million, or 0.9%, to $5.45 billion at December 31, 2006 from $5.50 billion at June 30, 2006. This decrease was largely the result of a decrease in the securities portfolio partially offset by the increase in our loan portfolio.
Securities. Securities, in aggregate, decreased by $373.0 million, or 16.3%, to $1.92 billion at December 31, 2006, from $2.29 billion at June 30, 2006. This decrease was primarily due to the sale of securities. During the quarter ended December 31, 2006, the Company sold approximately $187.7 million in bonds yielding 3.90%, representing 9% of its mortgage-backed securities portfolio, at a pretax loss of $3.7 million. The proceeds from the sale of these securities were used to reduce wholesale borrowings costing 5.35%. The majority of the securities ($164.4 million) sold were classified as available-for-sale with the remaining securities ($23.3 million) being sold from the held-to-maturity portion of the portfolio. The securities sold from the held-to-maturity portfolio qualified to be sold under SFAS No. 115 because more than 85% of the securities’ original face amounts were paid down.
Net Loans. Net loans, including loans held for sale, increased by $316.2 million, or 10.7%, to $3.28 billion at December 31, 2006 from $2.96 billion at June 30, 2006. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made primarily on properties in New Jersey. To a lesser degree we originate and purchase loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the six months ended December 31, 2006 we originated $55.1 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended December 31, 2006 we purchased loans totaling $307.2 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the six months ended December 31, 2006, we purchased loans totaling $64.4 million on a “bulk purchase” basis.
Additionally, for the six months ended December 31, 2006, we originated $5.9 million in multi-family and commercial real estate loans and $30.6 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2006 was $298.4 million compared to $266.5 million at June 30, 2006. The ability of borrowers’ to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately address the increased exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
Total non-performing loans, defined as non-accruing loans, increased by $8.5 million to $11.8 million at December 31, 2006 from $3.3 million at June 30, 2006. This increase is primarily attributable to two residential construction loans to a New Jersey based developer. Contracts for sale of the properties are pending. While management is confident of a favorable resolution, it cannot ensure a successful outcome and therefore placed these loans on non accrual status during the quarter.

The ratio of non-performing loans to total loans was 0.36% at December 31, 2006 compared with 0.11% at June 30, 2006. The allowance for loan losses as a percentage of non-performing loans was 55.49% at December 31, 2006 compared with 192.18% at June 30, 2006. At December 31, 2006 our allowance for loan losses as a percentage of total loans was 0.20% compared to 0.22% at June 30, 2006.
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
Deferred Tax Asset. The Company’s net deferred tax asset increased by $7.3 million to $35.4 million at December 31, 2006 from $28.2 million at June 30, 2006. This increase is primarily the result of the reversal of $11.9 million in valuation allowances partially offset by the $1.2 million additional valuation allowance on the contribution to the foundation.
The Company recognizes deferred tax assets equal to the amount of tax benefits that management believes is more likely than not to be realized. A valuation allowance is recorded when it is more likely than not that some portion or all or the Company’s deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient future taxable income of the appropriate character in the appropriate corporate entity and taxing jurisdiction. Quarterly the Company evaluates its tax posture and strategies to determine the appropriateness of the valuation allowance.
At June 30, 2006, the Company had a valuation allowance related to the deferred tax assets recorded for: state net operating loss carryforwards; the state minimum tax assessment; capital loss carry forwards; and the charitable contribution made to the Investors Savings Bank Charitable Foundation. The state net operating loss carry forwards and minimum tax assessment arose as a result of our Real Estate Investment Trust (“REIT”) which was formed in 1997. Due to recently passed legislation in the state of New Jersey, the operations of the REIT will be discontinued. There was also a valuation allowance on our deferred tax assets relating to the capital losses incurred and carried forward on the sale of certain equity securities in March 2005. Additionally, we had a valuation allowance for the deferred tax asset relating to our contribution to the Investors Savings Bank Charitable Foundation.
During the three months ended December 31, 2006, the Company performed an assessment of its ability to realize the deferred tax assets and concluded that, based on current facts and circumstances, a portion of the associated valuation allowances were no longer necessary. Those facts and circumstances include but are not limited to the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the discontinuation of our REIT’s operations. As a result, the Company recognized a deferred tax benefit of $10.7 million during the second fiscal quarter. The benefit includes the recognition of the benefits from state net operating loss carry forwards and minimum tax assessment ($11.8 million) and a portion of the capital losses on equity securities

($163,000). This was partially offset by an additional valuation allowance on the contribution to the foundation ($1.2 million).
Bank Owned Life Insurance, Stock in the Federal Home Loan Bank and Other Assets. Bank owned life insurance increased by $7.3 million from $78.9 million at June 30, 2006 to $86.2 million at December 31, 2006. This increase was primarily due to adoption of a new accounting principle related to bank owned life insurance. There was also an increase in accrued interest receivable of $1.4 million resulting from an increase in the yield on interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) decreased by $5.6 million from $46.1 million at June 30, 2006 to $40.5 million at December 31, 2006 as a result of a decrease in our level of borrowings at December 31, 2006.
Deposits. Deposits increased by $149.0 million, or 4.5%, to $3.45 billion at December 31, 2006 from $3.30 billion at June 30, 2006. The increase was due primarily to an increase in certificates of deposits and to a lesser extent, the increase in our savings deposits. This was partially offset by the decrease in money market accounts and checking accounts. We attribute the increase and shift in deposits to new products being offered and higher rates on our CD’s in response to consumer demands.
Borrowed Funds. Borrowed funds decreased $199.0 million, or 16.0%, to $1.05 billion at December 31, 2006 from $1.25 billion at June 30, 2006. This decrease in borrowed funds is the result of utilizing the proceeds from the securities sale to repay higher costing borrowed funds.
Stockholders’ Equity. Stockholders’ equity increased $1.1 million to $901.3 million at December 31, 2006 from $900.2 million at June 30, 2006. A number of significant transactions impacted our stockholders’ equity: a decrease from the repurchase of our common stock totaling $30.5 million; a $5.6 million increase in retained earnings due to adoption of the new accounting principle related to bank owned life insurance; a decrease of $7.5 million in the accumulated other comprehensive loss; and net income of $16.4 million for the six months ended December 31, 2006. Our book value per common share increased from $8.02 per share at June 30, 2006 to $8.17 per share at December 31, 2006.
On September 25, 2006 the Company announced its first stock repurchase program and authorized the repurchase of up to 10% of its publicly-held outstanding shares of common stock, or approximately 5.3 million shares, commencing October 12, 2006. The Company completed its initial public offering on October 11, 2005, and applicable regulatory restrictions prohibited the repurchase of shares during the one-year period following the completion of its initial public offering. During the three month period ended December 31, 2006, the Company repurchased 2.0 million shares of its common stock at an average cost of $15.46 per share. Under the current stock repurchase program, 3.3 million shares of the 5.3 million shares authorized remain available for repurchase.
Average Balance Sheets for the Three and Six Months ended December 31, 2006 and 2005
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and six months ended December 31, 2006 and 2005. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	December 31, 2006				December 31, 2005
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks	$22,758		$222	3.90%	$176,800		$1,658	3.75%
Repurchase agreements	—		—	—	34,810		351	4.03%
Securities available-for-sale	470,134		5,175	4.40%	620,622		6,554	4.22%
Securities held-to-maturity	1,648,891		19,697	4.78%	2,042,733		22,772	4.46%
Net loans	3,217,045		44,126	5.49%	2,309,963		29,827	5.16%
Stock in FHLB	45,252		753	6.66%	58,729		763	5.20%

Total interest-earning assets	5,404,080		69,973	5.18%	5,243,657		61,925	4.72%

Non-interest earning assets	154,837				135,011

Total assets	$5,558,917				$5,378,668

Interest-bearing Liabilities:
Savings	$243,693		907	1.49%	$374,737		830	0.89%
Interest-bearing checking	298,288		1,790	2.40%	312,438		1,484	1.90%
Money market accounts	186,335		929	1.99%	268,122		897	1.34%
Certificates of deposit	2,633,188		30,418	4.62%	2,397,206		19,844	3.31%
Borrowed funds	1,210,038		14,935	4.94%	1,141,045		11,141	3.91%

Total interest-bearing liabilities	4,571,542		48,979	4.29%	4,493,548		34,196	3.04%

Non-interest bearing liabilities	83,732				59,747

Total liabilities	4,655,274				4,553,295

Stockholders’ equity	903,643				825,373

Total liabilities and stockholders’ equity	$5,558,917				$5,378,668

Net interest income			$20,994				$27,729

Net interest rate spread				0.89%				1.68%

Net interest earning assets	$832,538				$750,109

Net interest margin				1.55%				2.12%

Ratio of interest-earning assets to total interest- bearing liabilities	1.18	X			1.17	X

	For Six Months Ended
	December 31, 2006				December 31, 2005
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks	$21,398		$391	3.65%	$144,479		$2,491	3.45%
Repurchase agreements	—		—	—	32,773		613	3.74%
Securities available-for-sale	502,636		10,897	4.34%	641,141		13,499	4.21%
Securities held-to-maturity	1,688,919		40,228	4.76%	2,033,956		44,654	4.39%
Net loans	3,149,672		86,038	5.46%	2,202,165		56,377	5.12%
Stock in FHLB	46,531		1,450	6.23%	58,228		1,491	5.12%

Total interest-earning assets	5,409,156		139,004	5.14%	5,112,742		119,125	4.66%

Non-interest earning assets	152,013				135,726

Total assets	$5,561,169				$5,248,468

Interest-bearing Liabilities:
Savings	$233,447		1,433	1.23%	$424,205		1,835	0.87%
Interest-bearing checking	302,959		3,635	2.40%	297,582		2,644	1.78%
Money market accounts	196,799		1,802	1.83%	287,510		1,927	1.34%
Certificates of deposit	2,594,289		57,924	4.47%	2,402,719		38,365	3.19%
Borrowed funds	1,246,699		30,749	4.93%	1,161,966		22,059	3.80%

Total interest-bearing liabilities	4,574,193		95,543	4.18%	4,573,982		66,830	2.92%

Non-interest bearing liabilities	83,478				59,813

Total liabilities	4,657,671				4,633,795

Stockholders’ equity	903,498				614,673

Total liabilities and stockholders’ equity	$5,561,169				$5,248,468

Net interest income			$43,461				$52,295

Net interest rate spread				0.96%				1.74%

Net interest earning assets	$834,963				$538,760

Net interest margin				1.61%				2.05%

Ratio of interest-earning assets to total interest-bearing liabilities	1.18	X			1.12	X

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005
Net Income. Net income increased by $17.0 million, to $12.0 million for the three months ended December 31, 2006, from a net loss of $4.9 million for the three months ended December 31, 2005.

Net Interest Income. Net interest income decreased by $6.7 million, or 24.3%, to $21.0 million for the three months ended December 31, 2006 from $27.7 million for the three months ended December 31, 2005. The decrease was caused primarily by a 125 basis point increase in our cost of interest-bearing liabilities to 4.29% for the three months ended December 31, 2006 from 3.04% for the three months ended December 31, 2005. This was partially offset by a 46 basis point improvement in our yield on interest-earning assets to 5.18% for the three months ended December 31, 2006 from 4.72% for the three months ended December 31, 2005. Our net interest margin also decreased by 57 basis points from 2.12% for the three months ended December 31, 2005 to 1.55% for the three months ended December 31, 2006.
Interest and Dividend Income. Total interest and dividend income increased by $8.0 million, or 13.0%, to $70.0 million for the three months ended December 31, 2006 from $61.9 million for the three months ended December 31, 2005. This increase is primarily due to a 46 basis point increase in the weighted average yield on interest-earning assets to 5.18% for the three months ended December 31, 2006 compared to 4.72% for the three months ended December 31, 2005. In addition, the average balance of interest-earning assets increased $160.4 million, or 3.1%, to $5.40 billion for the three months ended December 31, 2006 from $5.24 billion for the three months ended December 31, 2005.
Interest income on loans increased by $14.3 million, or 47.9%, to $44.1 million for the three months ended December 31, 2006 from $29.8 million for the three months ended December 31, 2005, reflecting a $907.1 million, or 39.3%, increase in the average balance of net loans to $3.22 billion for the three months ended December 31, 2006 from $2.31 billion for the three months ended December 31, 2005. In addition, the average yield on loans increased 33 basis points to 5.49% for the three months ended December 31, 2006 from 5.16% for the three months ended December 31, 2005.
Interest income on all other interest-earning assets, excluding loans, decreased by $6.3 million, or 19.5%, to $25.8 million for the three months ended December 31, 2006 from $32.1 million for the three months ended December 31, 2005. This decrease reflected a $746.7 million decrease in the average balance of all other interest-earning assets, excluding loans, partially offset by a 35 basis point increase in the average yield on all other interest-earning assets, excluding loans, to 4.73% for the three months ended December 31, 2006 from 4.38% for the three months ended December 31, 2005.
Interest Expense. Total interest expense increased by $14.8 million, or 43.2%, to $49.0 million for the three months ended December 31, 2006 from $34.2 million for the three months ended December 31, 2005. This increase was primarily due to a 125 basis point increase in the weighted average cost of total interest-bearing liabilities to 4.29% for the three months ended December 31, 2006 compared to 3.04% for the three months ended December 31, 2005. In addition, the average balance of total interest-bearing liabilities increased by $78.0 million, or 1.7%, to $4.57 billion for the three months ended December 31, 2006 from $4.49 billion for the three months ended December 31, 2005.
Interest expense on interest-bearing deposits increased $11.0 million, or 47.7% to $34.0 million for the three months ended December 31, 2006 from $23.1 million for the three months ended December 31, 2005. This increase was due to a 130 basis point increase in the average cost of interest-bearing deposits to 4.05% for the three months ended December 31, 2006 from 2.75% for the three months ended December 31, 2005. In addition, the average balance of interest-bearing deposits increased $9.0 million, or 0.3% to $3.36 billion for the three months ended December 31, 2006 from $3.35 billion for the three months ended December 31, 2005.
Interest expense on borrowed funds increased by $3.8 million, or 34.1%, to $14.9 million for the three months ended December 31, 2006 from $11.1 million for the three months ended December 31, 2005. This increase is primarily due to the average cost of borrowed funds increasing by 103 basis points to 4.94% for the three months ended December 31, 2006 from 3.91% for the three months ended December 31, 2005. In addition, the average balance of borrowed funds increased by $69.0 million or 6.0%, to $1.21 billion for the three months ended December 31, 2006 from $1.14 billion for the three months ended December 31, 2005.
Provision for Loan Losses. Our provision for loan losses was $100,000 for the three month periods ended December 31, 2006 and 2005. For the three months ended December 31, 2006, net charge-offs totaled $138,000 compared to net recoveries of $104,000 for the three months ended December 31, 2005. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2006 and June 30, 2006.”
Non-Interest Income. Total non-interest income decreased by $4.2 million to a loss of $2.2 million for the three months ended December 31, 2006 from income of $2.0 million for the three months ended December 31, 2005. This decrease was largely the result of the $3.7 million loss on sale of securities recorded during the three months ended December 31, 2006 compared to no securities losses during the three months ended December 31, 2005. In addition, income on our bank owned life insurance decreased by $333,000 to $924,000 for the three months ended December 31, 2006 from $1.3 million for the three months ended December 31, 2005. On July 1, 2006 the Company adopted a new accounting principle that was recently approved by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”). The adoption of this accounting principle changed the manner in which we recognize income related to our bank owned life insurance contract.
Non-Interest Expense. Total non-interest expenses decreased by $19.3 million, or 51.4%, to $18.2 million for the three months ended December 31, 2006 from $37.6 million for the three months ended December 31, 2005. The decrease is primarily attributed to the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation as part of our initial public stock offering during the three months ended December 31, 2005. This decrease was partially offset by compensation and fringe benefits increasing by $1.3 million, or 11.6%, to $12.3 million for the three months ended December 31, 2006. The increase reflects staff additions in our commercial real estate and retail banking areas, as well as, normal merit increases and increases in employee benefit costs. In addition, the three month period ended December 31, 2006 contained, for the first time, expense attributed to the shareholder-approved 2006 Equity Incentive Plan. Compensation expense of $1.1 million was recorded in accordance with FASB Statement No. 123R to reflect the costs associated with awards under this plan. The three month period ended December 31, 2006 included a $536,000 expense for the ESOP allocation for the quarter compared to the three month period ended December 31, 2005 having a $1.5 million expense representing a full year allocation of ESOP shares.
Income Taxes. Income tax benefit was $11.6 million for the three months ended December 31, 2006 compared to income tax benefit of $3.0 million for the three months ended December 31, 2005. The tax benefit in the current quarter is primarily attributable to the reversal of a substantial portion of the previously established deferred tax asset valuation allowance, as management has determined that it is more likely than not that the deferred tax asset will be realized. See discussion of deferred tax asset in “Comparison of Financial Condition at December 31, 2006 and June 30, 2006.”
Comparison of Operating Results for the Six Months Ended December 31, 2006 and 2005
Net Income. Net income increased by $15.3 million, to $16.4 million for the six months ended December 31, 2006, from $1.0 million for the six months ended December 31, 2005.
Net Interest Income. Net interest income decreased by $8.8 million, or 16.9%, to $43.5 million for the six months ended December 31, 2006 from $52.3 million for the six months ended December 31, 2005. The decrease was caused primarily by a 126 basis point increase in our cost of interest-bearing liabilities to 4.18% for the six months ended December 31, 2006 from 2.92% for the six months ended December 31, 2005. This was partially offset by a 48 basis point improvement in our yield on interest-earning assets to 5.14% for the six months ended December 31, 2006 from 4.66% for the six months ended December 31, 2005. Our net interest margin also decreased by 44 basis points from 2.05% for the six months ended December 31, 2005 to 1.61% for the six months ended December 31, 2006.
Interest and Dividend Income. Total interest and dividend income increased by $19.9 million, or 16.7%, to $139.0 million for the six months ended December 31, 2006 from $119.1 million for the six months ended December 31, 2005. This increase is primarily due to a 48 basis point increase in the weighted average yield on interest-earning assets to 5.14% for the six months ended December 31, 2006 compared to 4.66% for the six months ended December 31, 2005. The average balance of interest-earning assets increased $296.4 million, or 5.8%, to $5.41 billion for the six months ended December 31, 2006 from $5.11 billion for the six months ended December 31, 2005.
Interest income on loans increased by $29.7 million, or 52.6%, to $86.0 million for the six months ended December 31, 2006 from $56.4 million for the six months ended December 31, 2005, reflecting a $947.5 million, or 43.0%, increase in the average balance of net loans to $3.15 billion for the six months ended December 31, 2006 from $2.20 billion for the six months ended December 31, 2005. In addition, the average yield on loans increased 34 basis points to 5.46% for the six months ended December 31, 2006 from 5.12% for the six months ended December 31, 2005.
Interest income on all other interest-earning assets, excluding loans, decreased by $9.8 million, or 15.6%, to $53.0 million for the six months ended December 31, 2006 from $62.7 million for the six months ended December 31, 2005. This decrease reflected a $651.1 million decrease in the average balance of all other interest-earning assets, excluding loans, partially offset by a 38 basis point increase in the average yield on all other interest-earning assets, excluding loans, to 4.69% for the six months ended December 31, 2006 from 4.31% for the six months ended December 31, 2005.
Interest Expense. Total interest expense increased by $28.7 million, or 43.0%, to $95.5 million for the six months ended December 31, 2006 from $66.8 million for the six months ended December 31, 2005. This increase was primarily due to a 126 basis point increase in the weighted average cost of total interest-bearing liabilities to 4.18% for the six months ended December 31, 2006 compared to 2.92% for the six months ended December 31, 2005. The average balance of total interest-bearing liabilities remained relatively consistent at $4.57 billion for the six months ended December 31, 2006 and December 31, 2005.
Interest expense on interest-bearing deposits increased $20.0 million, or 44.7% to $64.8 million for the six months ended December 31, 2006 from $44.8 million for the six months ended December 31, 2005. This increase was due to a 127 basis point increase in the average cost of interest-bearing deposits to 3.89% for the six months ended December 31, 2006 from 2.62% for the six months ended December 31, 2005. This was partially offset by an $84.5 million, or 2.5% decrease in the average balance of interest-bearing deposits to $3.33 billion for the six months ended December 31, 2006 from $3.41 billion for the six months ended December 31, 2005.
Interest expense on borrowed funds increased by $8.7 million, or 39.4%, to $30.7 million for the six months ended December 31, 2006 from $22.1 million for the six months ended December 31, 2005. This increase is primarily attributed to the average cost of borrowed funds increasing by 113 basis points to 4.93% for the six months ended December 31, 2006 from 3.80% for the six months ended December 31, 2005. In addition, the average balance of borrowed funds increased by $84.7 million or 7.3%, to $1.25 billion for the six months ended December 31, 2006 from $1.16 billion for the six months ended December 31, 2005.
Provision for Loan Losses. Our provision for loan losses was $325,000 for the six month period ended December 31, 2006 compared to $200,000 for the six month period ended December 31, 2005. For the six months ended December 31, 2006, net charge-offs totaled $139,000 compared to net recoveries of $125,000 for the six months ended December 31, 2005. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2006 and June 30, 2006”.
Non-Interest Income. Total non-interest income decreased by $3.2 million to a loss of $632,000 for the six months ended December 31, 2006 from income of $2.6 million for the six months ended December 31, 2005. This decrease was largely the result of the $3.7 million loss on sale of securities recorded during the six months ended December 31, 2006 compared to no securities losses in the six months ended December 31, 2005. This was partially offset by income associated with our bank owned life insurance contract increasing by $589,000 to $1.7 million for the six months ended December 31, 2006 from $1.1 million for the six months ended December 31, 2005, reflecting our adoption of a new accounting principle that changed the manner in which we recognize income related to our bank owned life insurance contract.
Non-Interest Expense. Total non-interest expenses decreased by $17.8 million, or 33.5%, to $35.3 million for the six months ended December 31, 2006 from $53.2 million for the six months ended December 31, 2005. The December 31, 2005 expenses include the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation as part of our initial public stock offering. This was partially offset by compensation and fringe benefits increasing by $2.1 million, or 10.1%, to $22.7 million for the six months ended December 31, 2006. The increase reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. In addition, the six month period ended December 31, 2006 contained, for the first time, expense attributed to the shareholder-approved 2006 Equity Incentive Plan. Compensation expense of $1.1 million was recorded in accordance with FASB Statement No. 123R to reflect the costs associated with awards under this plan. The six month period ended December 31, 2006 included a $1.0 million expense for the ESOP allocation for the period compared to the six month period ended December 31, 2005 having a $1.5 million expense representing a full year allocation of ESOP shares.
Income Taxes. Income tax benefit was $9.2 million for the six months ended December 31, 2006, as compared to income tax expense of $515,000 for the six months ended December 31, 2005. The tax benefit in the December 31, 2006 period is primarily attributable to the reversal of a substantial portion of the previously established deferred tax asset valuation allowance, as management has determined that it is more likely than not that the deferred tax asset will be realized. See discussion of deferred tax asset in “Comparison of Financial Condition at December 31, 2006 and June 30, 2006.”
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
At December 31, 2006 the Company had outstanding overnight borrowings from the FHLB of $76.0 million as compared to $50.0 million of outstanding overnight borrowings at June 30, 2006. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings, including overnight borrowings, of $1.05 billion at December 31, 2006, a decrease from $1.25 billion at June 30, 2006. This decrease was primarily the result of utilizing the proceeds from the securities sale to repay borrowings.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2006, outstanding commitments to originate loans totaled $177.7 million; outstanding unused lines of credit totaled $213.9 million; and outstanding commitments to sell loans totaled $16.2 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.23 billion at December 31, 2006. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
On September 25, 2006, the Company announced its first stock repurchase program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 5,317,590 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended December 31, 2006, the Company repurchased 1,972,588 shares of its common stock at an average cost of $15.46 per share. Under the current stock repurchase program, 3,345,002 shares remain available for repurchase. Of the 1,972,588 shares purchased, 1,669,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of December 31, 2006 the Bank exceeded all regulatory capital requirements as follows:

	As of December 31, 2006
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$684,098	26.3%	$208,000	8.0%
Tier I capital (to risk-weighted assets)	677,572	26.1	104,000	4.0
Tier I capital (to average assets)	677,572	12.2	222,705	4.0
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
Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry back declines, or if we project lower levels of future taxable income. The increase or decrease of a previously established valuation allowance may occur if our projection of future taxable income changes or other facts and circumstances change. Such changes in the valuation allowance would be recorded through income tax expense.
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

Quantitative Analysis. The table below sets forth, as of December 31, 2006 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

	Net Portfolio Value (2)			Net Interest Income
Change in					Increase (Decrease) in Estimated
Interest Rates		Estimated Increase (Decrease)		Estimated Net	Net Interest Income
(basis points) (1)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)
+200bp	$601,078	$(276,356)	(31.50)%	$74,523	$(11,175)	(13.04)%
0bp	877,434	—	—	85,698	—	—
-200bp	958,145	80,711	9.20%	96,942	11,244	13.12%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
The table set forth above indicates at December 31, 2006 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 31.50% decrease in NPV and an $11.2 million or 13.04% decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 9.20% increase in NPV and an $11.2 million or 13.12% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)

under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of fiscal 2007 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
October 1, 2006 through October 31, 2006	0	—	0	5,317,590
November 1, 2006 through November 30, 2006	322,088	14.87	322,088	4,995,502
December 1, 2006 through December 31, 2006	1,650,500	15.58	1,650,500	3,345,002

Total	1,972,588	15.46	1,972,588

(1)	On September 25, 2006, the Company announced its intention to repurchase up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on October 24, 2006. There were outstanding and entitled to vote at the Meeting 116,275,688 shares of Common Stock of the Company, including 63,099,781 shares held by Investors Bancorp, MHC, the mutual holding company of the Company that held 54.27% of the outstanding stock. Investors Bancorp, MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 110,808,955 shares of Common Stock representing 95.3% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to approve the Company’s 2006 Equity Incentive Plan. Proposal 3 was to ratify the appointment of the independent registered public accountants for the fiscal year ending June 30, 2007. The result of the voting at the Meeting is as follows:
Proposal 1: The election of three directors for terms of three years each.

Patrick J. Grant	For: 108,108,388	Withheld: 2,700,567
John A. Kirkpartrick	For: 107,982,373	Withheld: 2,826,582
Joseph H. Shepard III	For: 107,992,062	Withheld: 2,816,893
Proposal 2: Approval of the Investors Bancorp, Inc. 2006 Equity Incentive Plan.

For:	93,400,709
Against:	4,277,913
Abstain:	349,347
Non vote:	12,780,986
Proposal 3: Ratification of the appointment of KPMG LLP as registered public accountants for the fiscal year ended June 30, 2007.

For:	110,111,735
Against:	453,763
Abstain:	243,457
Item 5. Other Information
Not applicable

Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-125703)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Investors Bancorp, Inc.
Dated: February 9, 2007	/s/ Robert M. Cashill
Robert M. Cashill
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 9, 2007	/s/ Domenick A. Cama
Domenick A. Cama
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)