Form 10-Q
period 2007-03-31
Investors Bancorp Inc
filed 2007-05-10
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
Commission file number: 0-51557
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3493930 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
     As of April 30, 2007 there were 112,696,352 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 55.99% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2007 (Unaudited) and June 30, 2006

	March 31,	June 30,
	2007	2006
	(In thousands)
Assets
Cash and cash equivalents	$24,751	39,824
Securities available-for-sale, at estimated fair value	297,234	528,876
Securities held-to-maturity, net (estimated fair value of $1,527,779 and $1,695,975 at March 31, 2007 and June 30, 2006, respectively)	1,557,373	1,763,032
Loans receivable, net	3,388,746	2,960,583
Loans held-for-sale	6,056	974
Stock in the Federal Home Loan Bank	33,524	46,125
Accrued interest receivable	23,872	21,053
Office properties and equipment, net	27,201	27,911
Net deferred tax asset	36,821	28,176
Bank owned life insurance contract	87,096	78,903
Other assets	1,642	1,789

Total assets	$5,484,316	5,497,246

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,584,109	3,302,043
Borrowed funds	990,717	1,245,740
Advance payments by borrowers for taxes and insurance	16,026	15,337
Other liabilities	29,230	33,939

Total liabilities	4,620,082	4,597,059

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued; 113,086,352 and 116,275,688 outstanding at March 31, 2007 and June 30, 2006, respectively	532	532
Additional paid-in capital	503,511	524,962
Unallocated common stock held by the employee stock ownership plan	(39,350)	(40,414)
Treasury stock, at cost; 3,189,336 shares at March 31, 2007	(48,349)	—
Retained earnings	450,850	426,233
Accumulated other comprehensive loss:
Net unrealized loss on securities available for sale, net of tax	(2,592)	(10,758)
Minimum pension liability, net of tax	(368)	(368)

	(2,960)	(11,126)

Total stockholders’ equity	864,234	900,187

Total liabilities and stockholders’ equity	$5,484,316	5,497,246

     See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$45,868	33,177	131,906	89,554
Securities:
Government-sponsored enterprise obligations	1,339	1,341	4,017	5,505
Mortgage-backed securities	18,286	23,878	60,988	74,542
Equity securities available-for-sale	443	460	1,370	1,370
Municipal bonds and other debt	2,410	2,105	7,228	4,520
Interest-bearing deposits	154	184	545	2,675
Repurchase agreements	—	—	—	613
Federal Home Loan Bank stock	798	756	2,248	2,247

Total interest and dividend income	69,298	61,901	208,302	181,026

Interest expense:
Deposits	35,673	24,343	100,467	69,114
Secured borrowings	11,995	10,187	42,744	32,246

Total interest expense	47,668	34,530	143,211	101,360

Net interest income	21,630	27,371	65,091	79,666
Provision for loan losses	200	200	525	400

Net interest income after provision for loan losses	21,430	27,171	64,566	79,266

Non-interest income:
Fees and service charges	642	598	1,961	1,886
Income on bank owned life insurance contract	910	646	2,629	1,776
Gain on sales of mortgage loans, net	135	93	89	232
Loss on securities transactions, net	—	—	(3,666)	—
Other income	23	21	65	67

Total non-interest income	1,710	1,358	1,078	3,961

Non-interest expenses:
Compensation and fringe benefits	12,962	10,696	35,663	31,323
Advertising and promotional expense	767	666	2,525	1,752
Office occupancy and equipment expense	2,469	2,528	7,407	7,797
Federal insurance premiums	108	141	326	359
Stationery, printing, supplies and telephone	399	419	1,172	1,327
Legal, audit, accounting, and supervisory examination fees	504	384	1,536	1,183
Data processing service fees	1,004	910	2,912	2,726
Contribution to charitable foundation	—	—	—	20,651
Other operating expenses	891	1,113	2,897	2,900

Total non-interest expenses	19,104	16,857	54,438	70,018

Income before income tax expense (benefit)	4,036	11,672	11,206	13,209
Income tax expense (benefit)	1,042	3,960	(8,159)	4,475

Net income	$2,994	7,712	19,365	8,734

Earnings per share — basic and diluted	$0.03	$0.07	$0.17	n/a
Weighted average shares outstanding
Basic	111,138,908	112,163,418	111,401,956	n/a
Diluted	111,218,374	112,163,418	111,406,925	n/a
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2007 and 2006
(Unaudited)

						Accumulated other
						comprehensive loss
		Additional	Unallocated			Unrealized	Minimum	Total
	Common	paid-in	Common Stock	Treasury	Retained	gain (loss) on	pension	stockholders'
	stock	capital	Held by ESOP	stock	earnings	securities	liability	equity
	(In thousands)
Balance at June 30, 2005	$—	25	—	—	411,219	(2,316)	(1,101)	407,827
Comprehensive income:
Net income	—	—	—	—	8,734	—	—	8,734
Unrealized loss on securities available- for-sale, net of tax benefit of $5,356	—	—	—	—	—	(7,720)	—	(7,720)

Total comprehensive income								1,014

Sale of 53,175,907 shares of common stock in the initial public offering and issuance of 63,099,781 shares to the mutual holding company	532	524,642	—	—	—	—	—	525,174
Purchase of common stock by the ESOP	—	—	(42,541)	—	—	—	—	(42,541)
Allocation of ESOP stock	—	84	1,418	—	—	—	—	1,502

Balance at March 31, 2006	$532	524,751	(41,123)	—	419,953	(10,036)	(1,101)	892,976

Balance at June 30, 2006	$532	524,962	(40,414)	—	426,233	(10,758)	(368)	900,187
Comprehensive income:
Net income	—	—	—	—	19,365	—	—	19,365
Unrealized gain on securities available- for-sale, net of tax expense of $6,760	—	—	—	—	—	10,117	—	10,117
Reclassification adjustment for losses included in net income, net of tax benefit of $1,347	—	—	—	—	—	(1,951)	—	(1,951)

Total comprehensive income								27,531

Cummulative effect of change in accounting principle	—	—	—	—	5,564	—	—	5,564
Purchase of treasury stock (4,856,295 shares)	—	—	—	(74,082)	—	—	—	(74,082)
Treasury stock allocated to restricted stock plan	—	(25,421)	—	25,733	(312)	—	—	—
Compensation cost for stock options and restricted stock	—	3,458	—	—	—	—	—	3,458
Allocation of ESOP stock	—	512	1,064	—	—	—	—	1,576

Balance at March 31, 2007	$532	503,511	(39,350)	(48,349)	450,850	(2,592)	(368)	864,234

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$19,365	8,734
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	15,488
ESOP and stock-based compensation expense	5,034	1,502
Amortization of premiums and accretion of discounts on securities, net	1,228	888
Provision for loan losses	525	400
Depreciation and amortization of office properties and equipment	2,106	2,199
Loss on securities transactions, net	3,666	—
Mortgage loans originated for sale	(35,225)	(21,323)
Proceeds from mortgage loan sales	30,471	22,360
Gain on sales of mortgage loans, net	(89)	(232)
Income on bank owned life insurance contract	(2,629)	(1,776)
Increase in accrued interest receivable	(2,819)	(2,887)
Deferred tax benefit	(14,058)	(2,280)
Decrease in other assets	147	467
Decrease in other liabilities	(4,709)	(3,393)

Total adjustments	(16,352)	11,413

Net cash provided by operating activities	3,013	20,147

Cash flows from investing activities:
Originations of loans	(236,452)	(317,936)
Purchases of loans	(499,061)	(565,293)
Principal payments on loans	306,586	259,908
Purchases of mortgage-backed securities held-to-maturity	(22,701)	(39,458)
Purchases of debt securities held-to-maturity	(13,000)	(344,484)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	214,761	373,839
Proceeds from calls/maturities on debt securities held-to-maturity	2,063	225,397
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	70,809	101,666
Proceeds from call of equity securities available-for-sale	10,000	—
Proceeds from sale of mortgage-backed securities held-to-maturity	22,942	—
Proceeds from sale of mortgage-backed securities available-for-sale	161,112	—
Proceeds from redemptions of Federal Home Loan Bank stock	29,251	62,807
Purchases of Federal Home Loan Bank stock	(16,650)	(57,953)
Purchases of office properties and equipment	(1,396)	(927)

Net cash provided by (used in) investing activities	28,264	(302,434)

Cash flows from financing activities:
Net increase in deposits	282,066	50,795
Net proceeds from sale of common stock	—	509,686
Loan to ESOP	—	(42,541)
Net (decrease) increase in funds borrowed under short-term repurchase agreements	(125,000)	250,000
Proceeds from funds borrowed under other repurchase agreements	310,000	—
Repayments of funds borrowed under other repurchase agreements	(475,000)	(515,000)
Net increase (decrease) in Federal Home Loan Bank advances	34,977	(29,522)
Net increase in advance payments by borrowers for taxes and insurance	689	2,079
Purchase of treasury stock	(74,082)	—

Net cash (used in) provided by financing activities	(46,350)	225,497

Net decrease in cash and cash equivalents	(15,073)	(56,790)
Cash and cash equivalents at beginning of period	39,824	81,329

Cash and cash equivalents at end of period	$24,751	24,539

Supplemental cash flow information:
Cash paid during the period for:
Interest	143,168	104,437
Income taxes	7,615	5,022
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2007.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2006 Annual Report on Form 10-K.
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
3.     Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
		(Dollars in thousands, except per share data)
Net Income	$2,994			$7,712

Basic earnings per share:
Income attributable to common stockholders	$2,994	111,138,908	$0.03	$7,712	112,163,418	$0.07

Effect of dilutive common stock equivalents	—	79,466		—	—

Diluted earnings per share:
Income attributable to common stockholders	$2,994	111,218,374	$0.03	$7,712	112,163,418	$0.07

	For the Nine Months Ended March 31,
	2007
	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$19,365

Basic earnings per share:
Income attributable to common stockholders	$19,365	111,401,956	$0.17

Effect of dilutive common stock equivalents	—	4,969

Diluted earnings per share:
Income attributable to common stockholders	$19,365	111,406,925	$0.17

4.     Loans Receivable, Net
Loans receivable, net are summarized as follows:

	March 31,	June 30,
	2007	2006
	(In thousands)
Residential mortgage loans	$3,008,022	2,666,559
Multi-family and commercial	97,486	76,976
Construction loans	114,816	65,459
Consumer and other loans	154,337	139,336

Total loans	3,374,661	2,948,330

Premiums on purchased loans	22,647	20,327
Deferred loan fees, net	(1,836)	(1,734)
Allowance for loan losses	(6,726)	(6,340)

	$3,388,746	2,960,583

5.     Deposits
Deposits are summarized as follows:

	March 31,	June 30,
	2007	2006
	(In thousands)
Savings accounts	$295,244	226,245
Checking accounts	350,864	349,014
Money market accounts	168,265	212,200

Total core deposits	814,373	787,459
Certificates of deposit	2,769,736	2,514,584

	$3,584,109	3,302,043

6.     Equity Incentive Plan
At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. On November 20, 2006, certain officers and employees and a service vendor of the Company were granted in aggregate 2,790,000 stock options and 1,120,000 shares of restricted stock, and non-employee directors received in aggregate 1,367,401 stock options and 546,959 shares of restricted stock. On December 1, 2006, certain other officers and employees of the Company were granted a total of 290,000 options. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.
SFAS No. 123R also requires the Company to report as a financing cash flow rather than as an operating cash flow, as previously required, the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of operations to correspond with the same line item as the cash compensation paid.
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
Restricted shares generally vest over a five-year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted shares under the Company’s restricted stock plans. Management recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.
During the three and nine months ended March 31, 2007, the Company recorded $2.4 million and $3.5 million, respectively of share-based expense, comprised of stock option expense of $996,000 and $1.5 million for the respective periods, and restricted stock expense of $1.4 million and $2.0 million for the respective periods. The Company estimates it will record an additional $2.4 million of share-based expense during the fourth quarter of fiscal 2007.

The following is a summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2007:

Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at June 30, 2006	—	—
Granted	4,447,401	$15.26
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2007	4,447,401	$15.26	9.7 years	$—

Exercisable at March 31, 2007	—	—	N/A	N/A
The following is a summary of the status of the Company’s non-vested options as of March 31, 2007 and changes therein during the nine months then ended:

Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value
Non-vested at June 30, 2006	—	—
Granted	4,447,401	$4.17
Exercised	—	—
Forfeited	—	—

Non-vested at March 31, 2007	4,447,401	$4.17

Expected future expense relating to the 4.4 million non-vested options outstanding as of March 31, 2007 is $17.1 million over a weighted average period of 4.6 years.
Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2007 and changes therein during the nine months then ended:

Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at June 30, 2006	—	—
Granted	1,666,959	$15.25
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2007	1,666,959	$15.25

Expected future compensation expense relating to the 1.7 million restricted shares at March 31, 2007 is $23.4 million over a weighted average period of 4.6 years.
7.     Income Taxes
     A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by a valuation allowance equal to the amount of any tax benefits that, based on available evidence, are not more likely than not to be realized. On a quarterly basis, the Company assesses the realizability of its deferred tax assets. During the three months ended December 31, 2006, the Company performed an assessment of its ability to realize certain deferred tax assets and concluded that, based on current facts and circumstances, a portion of the associated valuation allowance was no longer required. Those facts and circumstances included, but were not limited to, the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the decision to discontinue the operations of the Company’s Real Estate Investment Trust’s (“REIT”) operations and transfer the REIT’s assets to the Bank due to recently passed legislation in the State of New Jersey. As a result, the Company recognized a deferred tax benefit of $10.7 million during the second fiscal quarter primarily related to the reversal of the previously established deferred tax asset valuation allowance. The reversal includes the recognition of tax benefits associated with state net operating loss carryforwards and minimum tax assessment ($11.8 million) and a portion of the Company’s capital losses related to the sale of equity securities ($163,000). This benefit was partially offset by an additional valuation allowance established for the contribution to the charitable foundation ($1.2 million).

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35% as follows:

For the Nine
Months ended
March 31, 2007
(In thousands)
“Expected” federal income tax expense	$3,922
Change in valuation allowance for deferred tax assets — Federal and State	(10,717)
Other State tax benefit, net	(378)
Bank owned life insurance	(920)
Dividend received deduction	(336)
Other	270

Total income tax benefit	$(8,159)

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
The components of net periodic benefit expense are as follows:

	Three months ended March 31,
	SERP and Directors' Plan		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	313	345	44	49
Interest cost	240	200	132	124
Amortization of:
Transition obligation	—	—	50	50
Prior service cost	47	47	—	—
Net loss	40	81	—	24

Total net periodic benefit expense	$640	673	$226	247

	Nine months ended March 31,
	SERP and Directors’ Plan		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	940	1,035	131	147
Interest cost	719	601	396	373
Amortization of:	—	—	—	—
Prior service cost	141	140	151	151
Net loss	119	244	—	70

Total net periodic benefit expense	$1,919	2,020	$678	741

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and Other Benefits plan in fiscal year 2007.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the first nine months of fiscal year 2007. We anticipate contributing funds to the plan during fiscal 2007 to meet any minimum funding requirements.
Effective December 31, 2006, the Company limited participation in the Directors’ retirement plan to the current participants and placed a cap on director’s fees at the December 31, 2006 rate.
9.     Stock Repurchase Program
On September 25, 2006, the Company announced that its Board of Directors authorized a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares, commencing October 12, 2006. During the nine months ended March 31, 2007, the Company purchased 4,856,295 shares at a cost of $74.1 million, or approximately $15.25 per share. Under our stock repurchase program, shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions, from time to time, depending on market conditions. Of the shares purchased, 1,666,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
At its April 2007 meeting, the Board of Directors approved a second stock repurchase program which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The newly approved stock repurchase program will commence immediately upon completion of the current program.
10.     Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value would be recognized in earnings. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect that the adoption of SFAS No. 155 on July 1, 2007 will have a material impact on its financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Interpretation No. 48 on July 1, 2007 will have a material impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 on July 1, 2008 will have a material impact on its financial statements.
In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. For public companies, this requirement is effective as of the end of the first fiscal year ending after December 15, 2006 (as of June 30, 2007 for the Company). SFAS No. 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008 (as of June 30, 2009 for the Company). SFAS No. 158 amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the statement of operations as net periodic benefit cost. The Company is evaluating the effect of SFAS No. 158 on its financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 on July 1, 2008 will have a material impact on its financial statements.
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
Executive Summary
Investors Bancorp, Inc. is a Delaware-chartered mid-tier stock holding company whose most significant business activity is operating Investors Savings Bank. Investors Savings Bank’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations (i.e. principal repayments on loans and securities and borrowed funds), primarily in one-to-four family, multi-family and commercial real estate mortgage loans and construction loans. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Other factors which may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

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
The current interest rate environment continues to be difficult for most financial institutions and continues to have a significant impact on both our net interest spread and our net interest margin. Our net interest margin decreased to 1.64% and 1.62% for the three and nine month periods ended March 31, 2007, respectively, compared to 2.17% and 2.09% for the three and nine month periods ended March 31, 2006, respectively. Our net interest spread fell to 1.00% and 0.97% for the three and nine month periods ended March 31, 2007, respectively, compared to 1.64% and 1.71% for the three and nine month periods ended March 31, 2006, respectively.
Despite the difficult interest rate environment the Company continues toward its goal of reducing securities and wholesale borrowings while increasing loans and deposits. Net loans increased by $433.2 million, or 14.6%, to $3.39 billion at March 31, 2007 from $2.96 billion at June 30, 2006. Deposits increased $282.1 million, or 8.5%, from $3.30 billion at June 30, 2006 to $3.58 billion at March 31, 2007. Our securities portfolio decreased $437.3 million, or 19.1%, to $1.85 billion at March 31, 2007 compared to $2.29 billion at June 30, 2006. Borrowings decreased by $255.0 million, or 20.5%, compared to June 30, 2006.
During the quarter March 31, 2007, the Company also repurchased approximately 2.9 million shares of its common stock at an average price per share of $15.11 pursuant to its publicly announced repurchase plan of September 25, 2006. Under the current stock repurchase plan 461,000 shares remain available for repurchase. At its April 2007 meeting the Board of Directors of the Company approved a second share repurchase program which authorizes the repurchase of an additional 10% of the Company’s outstanding shares of common stock. We believe stock repurchases are a prudent and effective use of capital.
We anticipate that our strategy of adding more retail assets and liabilities to our balance sheet will help improve earnings when and if the yield curve assumes a more positive slope. In addition, we will continue to repurchase shares under our Board authorized share repurchase program as a means to manage our capital position as market conditions warrant.
There has been significant media attention recently about sub-prime lending and the effect this is having on those who originate and keep these loans in their loan portfolio as well as those who originate and sell these loans to the secondary market. Our Company maintains conservative loan underwriting standards to ensure credit risk remains low. While we are committed to growing our loan portfolio, it is important to note we do not originate or purchase and our loan portfolio does not include any sub-prime loans or option ARMs.
Two non–performing loans made to a New Jersey based developer are close to resolution. Both properties are under contract to be sold and we believe this will result in both loans being paid in full. While we are confident of a favorable resolution, we can not ensure a successful outcome and therefore both loans will remain on non accrual status until the Company is paid in full. For a more detailed discussion see the Net Loans section in “Comparison of Financial Condition at March 31, 2007 and June 30, 2006.”
Comparison of Financial Condition at March 31, 2007 and June 30, 2006
Total Assets. Total assets decreased by $12.9 million, or 0.24%, to $5.48 billion at March 31, 2007 from $5.50 billion at June 30, 2006. This decrease was largely the result of a decrease in the securities portfolio substantially offset by the increase in our loan portfolio.
Securities. Securities, in the aggregate, decreased by $437.3 million, or 19.1%, to $1.85 billion at March 31, 2007, from $2.29 billion at June 30, 2006. During the quarter ended December 31, 2006 the Company sold approximately $187.7 million in bonds yielding 3.90%, representing 9% of the mortgage-backed securities portfolio, at a pretax loss of $3.7 million. The proceeds from the sale of these securities were used to reduce wholesale borrowings costing 5.35%. Additionally, the cash flows from repayments and maturities of our securities portfolio are being used to fund our loan growth. This is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio.
Our decision to sell securities during the quarter ended December 31, 2006 was based on an increase in our wholesale borrowing cost of funds, an increase in our wholesale borrowing balances, and the outlook that the Federal Reserve Board may not be lowering rates in the near future.
The securities we chose to sell had similar risk characteristics to those remaining in the portfolio. They were high quality mortgage backed securities guaranteed by agencies of the U.S. government or U.S. government sponsored enterprises, or are rated AAA by nationally recognized rating agencies. The losses incurred were attributable to changes in interest rates and not the credit quality of the issuers.
The critical considerations in selecting the securities to be sold were identifying an amount by which it was prudent and necessary to reduce wholesale borrowings and the optimum securities that would provide the funding to accomplish this reduction. The sold securities had lower yields than those remaining in the portfolio and were chosen to be sold because selling them would improve net interest income by eliminating the negative spread between the yield on the securities sold and the cost of the borrowings repaid. The larger difference in negative spread would allow us to earn back the loss incurred in the shortest period of time.
While the outlook for the interest rate environment also applies to the unsold portion of the portfolio, no conditions existed such as an adverse credit event in either the most current or prior quarters that affected the fair value of the securities and therefore would need to be considered in determining whether the impairments were other than temporary. The gross unrealized losses with respect to our mortgage-backed securities were caused by an increase in market yields attributed to the Federal Reserve’s action of increasing the Federal Funds rate seventeen times over a two year period. The cash flows of these investments are guaranteed by agencies of the U.S. government or U.S. government-sponsored enterprises, or from securities which are rated AAA by nationally recognized rating services. The Company is not in possession of any public or private information indicating a material deterioration in the credit quality of these investments. As a result, the Company does not consider the remaining portfolio to be other than temporarily impaired. The Company has the ability and intent to hold the remaining securities until a recovery of fair value, which may be maturity. Our positive intent to hold the remaining available for sale securities until a recovery in fair value (which may be to maturity), is based on management’s ongoing consideration of the current interest rate environment, including the outlook with respect to changes in absolute rates and the yield curve, as well as our current and projected net interest income.
Net Loans. Net loans, including loans held for sale, increased by $433.2 million, or 14.6%, to $3.39 billion at March 31, 2007 from $2.96 billion at June 30, 2006. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made primarily on properties in New Jersey. To a lesser degree, we originate and purchase loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio. We do not originate or purchase and our loan portfolio does not include any sub-prime loans or option ARMs.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the nine months ended March 31, 2007 we originated $89.0 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months ended March 31, 2007, we purchased loans totaling $335.2 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the nine months ended March 31, 2007, we purchased loans totaling $163.8 million on a “bulk purchase” basis.
Additionally, for the nine months ended March 31, 2007, we originated $25.6 million in multi-family and commercial real estate loans and $70.8 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at March 31, 2007 was $291.9 million compared to $266.5 million at June 30, 2006. The ability of borrowers’ to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately address the increased exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

Total non-performing loans, defined as non-accruing loans, increased by $9.8 million to $13.1 million at March 31, 2007 from $3.3 million at June 30, 2006. This increase is primarily attributable to two residential construction loans to a New Jersey based developer. The developer’s legal entities supporting our loans declared bankruptcy. The Company’s rights to full repayment of principal and interest are preserved under applicable federal bankruptcy law, as the value of the Company’s interests in property of the debtors exceeds those amounts based on recent appraisals. On April 9, 2007, the Bankruptcy Court approved debtor sale transactions of property serving as collateral that shall provide for payment in full of the borrowers’ obligations to the Company.
Both properties are under contract to be sold for an aggregate amount of approximately $14.4 million of which the Company’s outstanding loan balance on both properties is approximately $8.3 million. The bankruptcy judge has ruled the Company will be paid in full when the properties are sold. Given the value of the contracts in place and the fact those contracts of sale were recently approved by the bankruptcy court, we believe there is a high probability the loans will be paid in full and the probability of loss is remote. While management is confident of a favorable resolution, it cannot ensure a successful outcome and therefore these loans remain on non-accrual status.
We do not believe the recent increase in our non performing loans is indicative of a negative credit risk trend in the Company’s construction loan portfolio. While there appears to have been some softening of the real estate market in general and we recognize construction lending carries a greater degree of risk than other types of lending, we believe our underwriting policies and standards have been crafted in a manner that attempts to protect the Company from risk of loss.
There are no loans, other than those on non-accrual status, for which the Company has known information about credit problems that may cause management to have serious doubts as to the repayment ability of the borrowers.
The ratio of non-performing loans to total loans was 0.33% at March 31, 2007 compared with 0.11% at June 30, 2006. The allowance for loan losses as a percentage of non-performing loans was 59.92% at March 31, 2007 compared with 192.18% at June 30, 2006. At March 31, 2007 our allowance for loan losses as a percentage of total loans was 0.20% compared with 0.22% at June 30, 2006.
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
Deferred Tax Asset. The Company’s net deferred tax asset increased by $8.6 million to $36.8 million at March 31, 2007 from $28.2 million at June 30, 2006. This increase is primarily the result of a reversal of a substantial portion of the previously established deferred tax asset valuation allowance.

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
At June 30, 2006, the Company had a valuation allowance related to the deferred tax assets recorded for: state net operating loss carryforwards; the state minimum tax assessment; capital loss carry forwards; and the charitable contribution made to the Investors Savings Bank Charitable Foundation. The state net operating loss carry forwards and minimum tax assessment arose as a result of our REIT which was formed in 1997. Due to recently passed legislation in the State of New Jersey, we have decided to discontinue the operations of the REIT and transfer the REIT’s assets to the Bank. There was also a valuation allowance on our deferred tax assets relating to the capital losses incurred and carried forward on the sale of certain equity securities in March 2005. Additionally, we had a valuation allowance for the deferred tax asset relating to our contribution to the Investors Savings Bank Charitable Foundation.
During the three months ended December 31, 2006, the Company performed an assessment of its ability to realize the deferred tax assets and concluded that, based on current facts and circumstances, portions of the associated valuation allowance were no longer necessary. Those facts and circumstances include but are not limited to the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the discontinuation of our REIT’s operations. As a result, the Company recognized a deferred tax benefit of $10.7 million during the quarter ended December 31, 2006. The benefit includes the recognition of the benefits from state net operating loss carry forwards and minimum tax assessment ($11.8 million) and a portion of the capital losses on equity securities ($163,000). This was partially offset by an additional valuation allowance on the contribution to the foundation ($1.2 million). There was no change during the quarter ended March 31, 2007.
Bank Owned Life Insurance, Stock in the Federal Home Loan Bank and Other Assets. Bank owned life insurance increased by $8.2 million from $78.9 million at June 30, 2006 to $87.1 million at March 31, 2007. This increase was primarily due to adoption of a new accounting principle related to bank owned life insurance. There was also an increase in accrued interest receivable of $2.8 million resulting from an increase in the yield on interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) decreased by $12.6 million from $46.1 million at June 30, 2006 to $33.5 million at March 31, 2007 as a result of a decrease in our level of borrowings at March 31, 2007.
Deposits. Deposits increased by $282.1 million, or 8.5%, to $3.58 billion at March 31, 2007 from $3.30 billion at June 30, 2006. The increase was due primarily to a $255.2 million increase in certificates of deposits. Savings account deposits also increased by $69.0 million. This can be attributed to the introduction of a High Yield Savings product. This was partially offset by a $43.9 million decrease in money market account deposits.
Borrowed Funds. Borrowed funds decreased $255.0 million, or 20.5%, to $990.7 million at March 31, 2007 from $1.25 billion at June 30, 2006. This decrease in borrowed funds is the result of utilizing the proceeds from the securities sale and the increase in deposits to repay higher costing borrowed funds.
Stockholders’ Equity. Stockholders’ equity decreased $36.0 million to $864.2 million at March 31, 2007 from $900.2 million at June 30, 2006. A number of significant transactions impacted our stockholders’ equity: the repurchase of our common stock totaling $74.1 million; a $5.6 million increase in retained earnings due to the adoption of a new accounting principle related to bank owned life insurance; an increase of $5.0 million attributable to the recognition of ESOP and stock-based awards expense; a decrease of $8.2 million in accumulated other comprehensive loss; and net income of $19.4 million for the nine months ended March 31, 2007.
On September 25, 2006 the Company announced its first share repurchase program and authorized the repurchase of up to 10% of its publicly-held outstanding shares of common stock, or approximately 5.3 million shares, commencing October 12, 2006. During the nine month period ended March 31, 2007, the Company repurchased 4.9 million shares of its common stock at an average cost of $15.25 per share. Under the current share repurchase program, 461,000 shares remain available for repurchase. At its April 2007 meeting, the Board of Directors approved a second share repurchase program which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The newly approved stock repurchase program will commence immediately upon completion of the current program.
Average Balance Sheets for the Three and Nine Months ended March 31, 2007 and 2006
     The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and nine months ended March 31, 2007 and 2006. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	March 31, 2007			March 31, 2006
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks	$18,317	$154	3.36%	$21,399	$184	3.44%
Securities available-for-sale	318,611	3,643	4.57%	590,557	6,309	4.27%
Securities held-to-maturity	1,573,901	18,835	4.79%	1,855,879	21,475	4.63%
Net loans	3,313,269	45,868	5.54%	2,526,027	33,177	5.25%
Stock in FHLB	35,541	798	8.98%	54,265	756	5.57%

Total interest-earning assets	5,259,639	69,298	5.27%	5,048,127	61,901	4.90%

Non-interest earning assets	173,157			136,258

Total assets	$5,432,796			$5,184,385

Interest-bearing liabilities:
Savings	$275,530	1,306	1.90%	$242,607	500	0.82%
Interest-bearing checking	303,904	1,817	2.39%	310,379	1,562	2.01%
Money market accounts	174,671	856	1.96%	234,939	770	1.31%
Certificates of deposit	2,711,528	31,694	4.68%	2,449,034	21,511	3.51%
Borrowed funds	1,003,698	11,995	4.78%	1,000,433	10,187	4.07%

Total interest-bearing liabilities	4,469,331	47,668	4.27%	4,237,392	34,530	3.26%

Non-interest bearing liabilities	83,284			62,264

Total liabilities	4,552,615			4,299,656
Stockholders’ equity	880,181			884,729

Total liabilities and stockholders’ equity	$5,432,796			$5,184,385

Net interest income		$21,630			$27,371

Net interest rate spread			1.00%			1.64%

Net interest earning assets	$790,308			$810,735

Net interest margin			1.64%			2.17%

Ratio of interest-earning assets to total interest- bearing liabilities	1.18X			1.19X

	For Nine Months Ended
	March 31, 2007			March 31, 2006
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Due from banks	$20,346	$545	3.57%	$103,433	$2,675	3.45%
Repurchase agreements	0	0	—	21,849	613	3.74%
Securities available-for-sale	441,337	14,541	4.39%	624,285	19,809	4.23%
Securities held-to-maturity	1,650,542	59,062	4.77%	1,974,576	66,129	4.47%
Net loans	3,204,120	131,906	5.49%	2,310,207	89,553	5.17%
Stock in FHLB	42,903	2,248	6.99%	56,909	2,247	5.26%

Total interest-earning assets	5,359,248	208,302	5.18%	5,091,259	181,026	4.74%

Non-interest earning assets	159,065			135,903

Total assets	$5,518,313			$5,227,162

Interest-bearing liabilities:
Savings	$247,467	$2,740	1.48%	$363,670	2,335	0.86%
Interest-bearing checking	303,209	5,452	2.40%	301,786	4,206	1.86%
Money market accounts	189,401	2,658	1.87%	269,985	2,697	1.33%
Certificates of deposit	2,633,313	89,617	4.54%	2,418,144	59,876	3.30%
Borrowed funds	1,165,815	42,744	4.89%	1,108,272	32,246	3.88%

Total interest-bearing liabilities	4,539,205	143,211	4.21%	4,461,857	101,360	3.03%

Non-interest bearing liabilities	83,321			60,610

Total liabilities	4,622,526			4,522,467
Stockholders’ equity	895,787			704,695

Total liabilities and stockholders’ equity	$5,518,313			$5,227,162

Net interest income		$65,091			$79,666

Net interest rate spread			0.97%			1.71%

Net interest earning assets	$820,043			$629,402

Net interest margin			1.62%			2.09%

Ratio of interest-earning assets to total interest- bearing liabilities	1.18X			1.14X

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
Net Income. Net income was $3.0 million for the three months ended March 31, 2007 compared to net income of $7.7 million for the three months ended March 31, 2006.
Net Interest Income. Net interest income decreased by $5.7 million, or 21.0%, to $21.6 million for the three months ended March 31, 2007 from $27.4 million for the three months ended March 31, 2006. This decrease was primarily attributed to the cost of interest-bearing liabilities increasing 101 basis points to 4.27% for the three months ended March 31, 2007 from 3.26% for the three months ended March 31, 2006. This was partially offset by a 37 basis point improvement in our yield on interest-earning assets to 5.27% for the three months ended March 31, 2007 from 4.90% for the three months ended March 31, 2006. Our net interest margin also decreased by 53 basis points from 2.17% for the three months ended March 31, 2006 to 1.64% for the three months ended March 31, 2007.
Interest and Dividend Income. Total interest and dividend income increased by $7.4 million, or 11.9%, to $69.3 million for the three months ended March 31, 2007 from $61.9 million for the three months ended March 31, 2006. This increase was primarily due to a 37 basis point increase in the weighted average yield on interest-earning assets to 5.27% for the three months ended March 31, 2007 compared to 4.90% for the three months ended March 31, 2006. In addition, the average balance of interest-earning assets increased $211.5 million, or 4.2%, to $5.26 billion for the three months ended March 31, 2007 from $5.05 billion for the three months ended March 31, 2006.
Interest income on loans increased by $12.7 million, or 38.3%, to $45.9 million for the three months ended March 31, 2007 from $33.2 million for the three months ended March 31, 2006, reflecting a $787.2 million, or 31.2%, increase in the average balance of net loans to $3.31 billion for the three months ended March 31, 2007 from $2.53 billion for the three months ended March 31, 2006. In addition, the average yield on net loans increased 29 basis points to 5.54% for the three months ended March 31, 2007 from 5.25% for the three months ended March 31, 2006.
Interest income on all other interest-earning assets, excluding loans, decreased by $5.3 million, or 18.4%, to $23.4 million for the three months ended March 31, 2007 from $28.7 million for the three months ended March 31, 2006. This decrease reflected a $575.7 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 26 basis point increase in the average yield on securities and other interest-earning assets to 4.82% for the three months ended March 31, 2007 from 4.56% for the three months ended March 31, 2006.
Interest Expense. Total interest expense increased by $13.1 million, or 38.0%, to $47.7 million for the three months ended March 31, 2007 from $34.5 million for the three months ended March 31, 2006. This increase was primarily due to a 101 basis point increase in the weighted average cost of total interest-bearing liabilities to 4.27% for the three months ended March 31, 2007 compared to 3.26% for the three months ended March 31, 2006. In addition, the average balance of total interest-bearing liabilities increased by $231.9 million, or 5.5%, to $4.47 billion for the three months ended March 31, 2007 from $4.24 billion for the three months ended March 31, 2006.
Interest expense on interest-bearing deposits increased $11.3 million, or 46.5%, to $35.7 million for the three months ended March 31, 2007 from $24.3 million for the three months ended March 31, 2006. This increase was due to a 111 basis point increase in the average cost of interest-bearing deposits to 4.12% for the three months ended March 31, 2007 from 3.01% for the three months ended March 31, 2006. In addition, the average balance of interest-bearing deposits increased $228.7 million, or 7.1%, to $3.47 billion for the three months ended March 31, 2007 from $3.24 billion for the three months ended March 31, 2006.
Interest expense on borrowed funds increased by $1.8 million, or 17.7%, to $12.0 million for the three months ended March 31, 2007 from $10.2 million for the three months ended March 31, 2006. This was primarily the result of the average cost of borrowed funds increasing by 71 basis points to 4.78% for the three months ended March 31, 2007 from 4.07% for the three months ended March 31, 2006. The average balance of borrowed funds remained relatively consistent at $1.00 billion for the three months ended March 31, 2007 and the three months ended March 31, 2006.
Provision for Loan Losses. Our provision for loan losses was $200,000 for the three month periods ended March 31, 2007 and March 31, 2006. There were no charge-offs for the three months ended March 31, 2007 compared to net charge-offs of $48,000 for the three months ended March 31, 2006. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2007 and June 30, 2006.”
Non-Interest Income. Total non-interest income increased by $352,000 to $1.7 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. This was primarily due to income associated with our bank owned life insurance contract increasing by $264,000. On July 1, 2006 the Company adopted a new accounting approved by the Financial Accounting Standards Board’s Emerging Issues Task Force. The adoption of this accounting principle changed the manner in which we recognize income related to our bank owned life insurance contract. See “Notes to Consolidated Financial Statements, Note 2 Bank Owned Life Insurance”.
Non-Interest Expense. Total non-interest expenses increased by $2.2 million, or 13.3%, to $19.1 million for the three months ended March 31, 2007 from $16.9 million for the three months ended March 31, 2006. This was primarily due to an increase in compensation and fringe benefits of $2.3 million, or 21.2%, to $13.0 million for the three months ended March 31, 2007. The increase in compensation and fringe benefits was attributed to the granting of stock based awards under the 2006 Equity Incentive Plan, as approved by the shareholders at the annual meeting in October 2006, which resulted in $2.3 million in equity incentive plan expense being recorded during the three months ended March 31, 2007 in accordance with FASB Statement No. 123R to reflect the costs associated with awards under this plan.
Income Taxes. Income tax expense was $1.0 million for the three months ended March 31, 2007, as compared to income tax expense of $4.0 million for the three months ended March 31, 2006. Our effective tax expense rate was 25.8% for the three months ended March 31, 2007, compared to an effective tax expense rate of 33.9% for the three months ended March 31, 2006.
Comparison of Operating Results for the Nine Months Ended March 31, 2007 and 2006
Net Income. Net income for the nine months ended March 31, 2007 was $19.4 million compared to net income of $8.7 million for the nine months ended March 31, 2006.
Net Interest Income. Net interest income decreased by $14.6 million, or 18.3%, to $65.1 million for the nine months ended March 31, 2007 from $79.7 million for the nine months ended March 31, 2006. The decrease was caused primarily by our cost of interest-bearing liabilities increasing 118 basis points to 4.21% for the nine months ended March 31, 2007 from 3.03% for the nine months ended March 31, 2006. This was partially offset by a 44 basis point improvement in our yield on interest-earning assets to 5.18% for the nine months ended March 31, 2007 from 4.74% for the nine months ended March 31, 2006. Our net interest margin also decreased by 47 basis points from 2.09% for the nine months ended March 31, 2006 to 1.62% for the nine months ended March 31, 2007.

Interest and Dividend Income. Total interest and dividend income increased by $27.3 million, or 15.1%, to $208.3 million for the nine months ended March 31, 2007 from $181.0 million for the nine months ended March 31, 2006. This increase was primarily due to a 44 basis point increase in the weighted average yield on interest-earning assets to 5.18% for the nine months ended March 31, 2007 compared to 4.74% for the nine months ended March 31, 2006. In addition, the average balance of interest-earning assets increased $268.0 million, or 5.3%, to $5.36 billion for the nine months ended March 31, 2007 from $5.09 billion for the nine months ended March 31, 2006.
Interest income on loans increased by $42.4 million, or 47.3%, to $131.9 million for the nine months ended March 31, 2007 from $89.6 million for the nine months ended March 31, 2006, reflecting a $893.9 million, or 38.7%, increase in the average balance of net loans to $3.20 billion for the nine months ended March 31, 2007 from $2.31 billion for the nine months ended March 31, 2006. In addition, the average yield on loans increased 32 basis points to 5.49% for the nine months ended March 31, 2007 from 5.17% for the nine months ended March 31, 2006.
Interest income on all other interest-earning assets, excluding loans, decreased by $15.1 million, or 16.5%, to $76.4 million for the nine months ended March 31, 2007 from $91.5 million for the nine months ended March 31, 2006. This decrease reflected a $625.9 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 34 basis point increase in the average yield on securities and other interest-earning assets to 4.73% for the nine months ended March 31, 2007 from 4.39% for the nine months ended March 31, 2006.
Interest Expense. Total interest expense increased by $41.9 million, or 41.3%, to $143.2 million for the nine months ended March 31, 2007 from $101.4 million for the nine months ended March 31, 2006. This increase was primarily due to a 118 basis point increase in the weighted average cost of total interest-bearing liabilities to 4.21% for the nine months ended March 31, 2007 compared to 3.03% for the nine months ended March 31, 2006. In addition, the average balance of total interest-bearing liabilities increased to $4.54 billion for the nine months ended March 31, 2007 from $4.46 billion for the nine months ended March 31, 2006.
Interest expense on interest-bearing deposits increased $31.4 million, or 45.4%, to $100.5 million for the nine months ended March 31, 2007 from $69.1 million for the nine months ended March 31, 2006. This increase was due to a 122 basis point increase in the average cost of interest-bearing deposits to 3.97% for the nine months ended March 31, 2007 from 2.75% for the nine months ended March 31, 2006. In addition, the average balance of interest-bearing deposits increased $19.8 million, or 0.6%, to $3.37 billion for the nine months ended March 31, 2007 from $3.35 billion for the nine months ended March 31, 2006.
Interest expense on borrowed funds increased by $10.5 million, or 32.6%, to $42.7 million for the nine months ended March 31, 2007 from $32.2 million for the nine months ended March 31, 2006. The average cost of borrowed funds increased by 101 basis points to 4.89% for the nine months ended March 31, 2007 from 3.88% for the nine months ended March 31, 2006. In addition, the average balance of borrowed funds increased by $57.5 million, or 5.2%, to $1.17 billion for the nine months ended March 31, 2007 from $1.11 billion for the nine months ended March 31, 2006.
Provision for Loan Losses. Our provision for loan losses was $525,000 for the nine month period ended March 31, 2007 compared to $400,000 for the nine months ended March 31, 2006. There were net charge-offs of $139,000 for the nine month period ended March 31, 2007 compared to net recoveries of $77,000 for the nine months ended March 31, 2006. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2007 and June 30, 2006”.
Non-Interest Income. Total non-interest income decreased by $2.9 million to $1.1 million for the nine months ended March 31, 2007 from $4.0 million for the nine months ended March 31, 2006. This decrease was largely the result of the $3.7 million loss on the sale of securities during the nine months ended March 31, 2007 compared to no losses on the sales of securities in the nine months ended March 31, 2006. This was partially offset by income associated with our bank owned life insurance contract increasing by $853,000 to $2.6 million for the nine months ended March 31, 2007 from $1.8 million for the nine months ended March 31, 2006, reflecting our adoption of a new accounting principle that changed the manner in which we recognize income related to our bank owned life insurance contract. See discussion of sales of securities in “Comparison of Financial Condition at March 31, 2007 and June 30, 2006”.
Non-Interest Expense. Total non-interest expenses decreased by $15.6 million, or 22.3%, to $54.4 million for the nine months ended March 31, 2007 from $70.0 million for the nine months ended March 31, 2006. The March 31, 2006 expenses include the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation as part of our initial public stock offering. This was partially offset by compensation and fringe benefits increasing by $4.3 million, or 13.9%, to $35.7 million for the nine months ended March 31, 2007. The nine month period ended March 31, 2007 contained, for the first time, expense attributed to stock based awards granted in accordance with the shareholder-approved 2006 Equity Incentive Plan. Compensation expense of $3.4 million was recorded in accordance with FASB Statement No. 123R to reflect the costs associated with awards under this plan. In addition, the increase reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs.
Income Taxes. Income tax benefit was $8.2 million for the nine months ended March 31, 2007, as compared to income tax expense of $4.5 million for the nine months ended March 31, 2006. The tax benefit in the March 31, 2007 period is attributable to the reversal, in the quarter ended December 31, 2006, of a substantial portion of the previously established deferred tax asset valuation allowance, as management determined that it is more likely than not that the deferred tax asset will be recognized. See discussion of deferred tax asset in “Comparison of Financial Condition at March 31, 2007 and June 30, 2006.”
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and other borrowings from the FHLB and other correspondent banks.
At March 31, 2007 the Company had outstanding overnight borrowings from the FHLB of $85.0 million as compared to $50.0 million of outstanding overnight borrowings at June 30, 2006. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings, including overnight borrowings, of $990.7 million at March 31,

2007, a decrease from $1.25 billion at June 30, 2006. This decrease was primarily the result of utilizing the proceeds from the securities sale and the increase in deposits, to repay borrowings.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2007, outstanding commitments to originate loans totaled $206.6 million; outstanding unused lines of credit totaled $202.7 million; and outstanding commitments to sell loans totaled $19.3 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.36 billion at March 31, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
On September 25, 2006, the Company announced its first stock repurchase program. Under this program, up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the nine month period ended March 31, 2007, the Company repurchased 4,856,295 shares of its common stock at an average cost of $15.25 per share. Under the current share repurchase program, 461,000 shares remain available for repurchase. Of the 4,856,295 shares purchased, 1,666,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use. At its April 2007 meeting, the Board of Directors approved a second share repurchase program which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The newly approved stock repurchase program will commence immediately upon completion of the current program.
As of March 31, 2007 the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2007
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$689,816	25.9%	$213,123	8.0%
Tier I capital (to risk-weighted assets)	683,090	25.6	106,562	4.0
Tier I capital (to average assets)	683,090	12.6	217,138	4.0
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
Asset Impairment Judgments. Certain of our assets are carried on our consolidated balance sheets at cost, fair value or at the lower of cost or fair value. Valuation allowances or write-

downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. To better manage our interest rate risk, we originate adjustable-rate mortgages, as well as commercial real estate mortgage loans and adjustable-rate construction loans. In addition, our securities portfolio is primarily invested in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shorter average lives of our securities, along with originating adjustable-rate mortgages and commercial real estate mortgages, help to reduce interest rate risk.

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
The net interest income analysis uses data derived from a dynamic asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually. Net interest income analysis also adjusts the dynamic asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
Our dynamic asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This dynamic asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability repricing but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.
Quantitative Analysis. The table below sets forth, as of March 31, 2007 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
					Increase (Decrease) in Estimated
		Estimated Increase (Decrease)			Net Interest Income
Change in
Interest Rates				Estimated Net
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
(Dollars in thousands)
+200bp	612,194	(240,706)	(28.22)%	76,854	(5,732)	(6.94)%
0bp	852,900	—	—	82,586	—	—
-200bp	873,093	20,196	2.37%	89,050	6,464	7.83%
(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at March 31, 2007 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 28.22% decrease in NPV and a $5.7 million or 6.94% decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 2.37% increase in NPV and a $6.5 million or 7.83% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the third quarter of fiscal 2007 and the stock repurchase plan approved by our Board of Directors on September 25, 2006.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
January 1, 2007 through January 31, 2007	745,000	15.61	745,000	2,600,002
February 1, 2007 through February 28, 2007	586,307	15.55	586,307	2,013,695
March 1, 2007 through March 31, 2007	1,552,400	14.71	1,552,400	461,295

Total	2,883,707	15.11	2,883,707

(1) On September 25, 2006, the Company announced its intention to repurchase up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares. This program has no expiration date and has 461,295 shares yet to be purchased as of March 31, 2007.
On April 26, 2007, the Company announced its second Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares. This program has no expiration date. The newly approved stock repurchase program will commence immediately upon completion of the current program.
Item 3.     Defaults Upon Senior Securities
Not applicable.
Item 4.     Submission of Matters to a Vote of Security Holders
Not applicable.
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

Investors Bancorp, Inc.
Dated: May 10, 2007	/s/ Robert M. Cashill
Robert M. Cashill
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2007	/s/ Domenick A. Cama
Domenick A. Cama
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)