Form 10-K
period 2007-06-30
Investors Bancorp Inc
filed 2007-08-29
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐.

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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 20, 2007, the registrant had 116,275,688 shares of common stock, par value $0.01 per share, issued and 110,375,952 shares outstanding, of which 63,099,781 shares, or 56.6%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2006, as reported by the NASDAQ Global Select Market, was approximately $805.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.

2007 ANNUAL REPORT ON FORM 10-K

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

Investors Bancorp, Inc.

Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was organized on January 21, 1997 for the purpose of being a holding company for Investors Savings Bank (the “Bank”), a New Jersey chartered savings bank. On October 11, 2005, the Company completed its initial public stock offering in which it sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by the Investors Savings Bank Employee Stock Ownership Plan (the “ESOP”). Upon completion of the initial public offering, Investors Bancorp, MHC, the Company’s New Jersey chartered holding company parent, held 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation.

Since the formation of the Company in 1997, our primary business has been that of holding the common stock of the Bank and since our stock offering, a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies.

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

We recently announced the definitive agreement to acquire Summit Federal Bankshares, MHC, the parent company of Summit Federal Bankshares and Summit Federal Savings Bank (Summit). As of June 30, 2007, Summit Federal Bank operated five branches in New Jersey and had assets of $120 million, deposits of $103 million and equity of $16 million.

Investors Savings Bank

General

Investors Savings Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank. We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey, and our 46 branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. The telephone number at our main office is (973) 924-5100. At June 30, 2007, our assets totaled $5.60 billion and our deposits totaled $3.66 billion.

We are in the business of attracting deposits from the public through our branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. We originate mortgage loans secured by one- to four-family residential real estate and consumer loans, the majority of which are home equity loans and home equity lines of credit. In recent years, we expanded our lending activities to include commercial real estate, construction and multi-family loans. A large, but declining percentage of our assets are invested in securities, primarily U.S. Government and Federal Agency obligations, mortgage-backed and other securities. We offer a variety of deposit accounts and emphasize exceptional customer service. We are subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.

Market Area

We are headquartered in Short Hills, New Jersey, and our primary deposit gathering area is concentrated in the communities surrounding our headquarters and our 46 branch offices located in the communities of Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey. Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base as is typical for counties surrounding the New York metropolitan area. As one of the wealthiest states in the nation, New Jersey, with a population of nearly 8.9 million, is considered one of the most attractive banking markets in the United States. The June 2007 unemployment rate for New Jersey of 4.3% was slightly lower than the national rate of 4.5%.

Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2011. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties are some of the most densely populated in the state. All of the counties we serve have a strong mature market with median household incomes greater than $53,000. The household incomes in the counties we serve are all expected to increase in a range from 15% to 20% through 2011.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2006, the latest date for which statistics are available, our market share of deposits was 1.59% of total deposits in the State of New Jersey.

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

Lending Activities

Our principal lending activity is the origination and purchase of mortgage loans collateralized by residential real estate. Residential mortgage loans represented $3.15 billion, or 88.21% of our total loans at June 30, 2007. In 2005, we began offering commercial real estate, multi-family and construction loans. At June 30, 2007, commercial real estate and multi-family loans totaled $107.4 million, or 3.00% of our total loan portfolio and construction loans totaled $152.7 million, or 4.27%. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At June 30, 2007, consumer loans totaled $161.4 million or 4.52% of our total loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential mortgage loans:
One- to four-family	$3,134,690	87.69%	$2,646,056	89.75%	$1,850,806	93.18%	$987,958	89.26%	$652,532	83.41%
FHA	18,522	0.52	20,503	0.70	30,273	1.52	43,923	3.97	67,633	8.65

Total residential mortgage loans	3,153,212	88.21	2,666,559	90.45	1,881,079	94.70	1,031,881	93.23	720,165	92.06

Multi-family and commercial	107,350	3.00	76,976	2.61	17,181	0.86	6,147	0.56	7,011	0.90
Construction loans	152,670	4.27	65,459	2.22	6,465	0.33	845	0.08	145	0.02
Consumer and other loans:
Home equity loans	138,358	3.87	112,977	3.83	45,591	2.30	29,731	2.69	21,948	2.81
Home equity credit lines	21,269	0.60	24,770	0.84	34,840	1.75	36,513	3.30	31,321	4.00
Other	1,768	0.05	1,589	0.05	1,210	0.06	1,588	0.14	1,620	0.21

Total consumer and other loans	161,395	4.52	139,336	4.72	81,641	4.11	67,832	6.13	54,889	7.02

Total loans	$3,574,627	100.00%	$2,948,330	100.00%	$1,986,366	100.00%	$1,106,705	100.00%	$782,210	100.00%

Premiums on purchased loans	23,587		20,327		14,113		5,274		1,694
Deferred loan fees, net	(1,924)		(1,734)		(881)		(905)		(703)
Allowance for loan losses	(6,917)		(6,340)		(5,694)		(5,193)		(4,750)

Net loans	$3,589,373		$2,960,583		$1,993,904		$1,105,881		$778,451

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2007. Overdraft loans are reported as being due in one year or less.

	At June 30, 2007
		Multi-Family		Consumer
		and	Construction	and Other
	Residential Mortgage	Commercial	Loans	Loans	Total
	(In thousands)

Amounts Due:
One year or less	$307	355	44,182	188	45,032
After one year:
One to three years	1,092	6,104	97,220	3,181	107,597
Three to five years	291	26,184	8,217	8,544	43,236
Five to ten years	49,982	56,753	3,051	30,987	140,773
Ten to twenty years	527,217	13,663	—	87,259	628,139
Over twenty years	2,574,323	4,291	—	31,236	2,609,850

Total due after one year	3,152,905	106,995	108,488	161,207	3,529,595

Total loans	$3,153,212	107,350	152,670	161,395	3,574,627

Premiums on purchased loans					23,587
Deferred loan fees, net					(1,924)
Allowance for loan losses					(6,917)

Net loans					$3,589,373

The following table sets forth fixed- and adjustable-rate loans at June 30, 2007 that are contractually due after June 30, 2008.

	Due After June 30, 2008
	Fixed	Adjustable	Total
	(In thousands)

Residential mortgage loans:
One- to four-family	$1,817,457	1,317,044	3,134,501
FHA	18,404	—	18,404

Total residential mortgage loans	1,835,861	1,317,044	3,152,905
Multi-family and commercial	58,409	48,586	106,995
Construction loans	100,802	7,686	108,488
Consumer and other loans
Home equity loans	138,151	—	138,151
Home equity credit lines	—	21,261	21,261
Other	1,516	279	1,795

Total consumer and other loans	139,667	21,540	161,207

Total loans	$2,134,739	1,394,856	3,529,595

Residential Mortgage Loans.  Currently, our primary lending activity is originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At June 30, 2007, $3.15 billion, or 88.21%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, ISB Mortgage Company LLC, for our loan portfolio and for sale to third parties. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $750,000. Loans over $750,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We generally will not make loans with a loan-to-value ratio in excess of 95%. Fixed-rate mortgage loans are originated for terms of up to 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At June 30, 2007, we held $1.84 billion in fixed-rate residential mortgage loans which represented 58.00% of our residential mortgage loan portfolio.

We also offer adjustable-rate residential mortgage loans, which adjust annually after three, five, seven or ten year initial fixed-rate periods. Our adjustable rate loans usually adjust to an index plus a margin, based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year. Annual caps of 2% per adjustment apply, with a lifetime maximum adjustment of 5% on most loans. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. In addition, we originate interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period.

Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At June 30, 2007, we held $1.32 billion of adjustable-rate residential mortgage loans, of which $287.9 million were interest only one-to four-family mortgages. Adjustable-rate residential mortgage loans represented 42.00% of our residential mortgage loan portfolio.

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

Consumer Loans.  We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences located in New Jersey. At June 30, 2007, consumer loans totaled $161.4 million or 4.52% of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $400,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.

Multi-family and Commercial Real Estate Loans.  As part of our strategy to add to and diversify our loan portfolio, in recent years we began offering mortgages on multi-family and commercial real estate properties. At June 30, 2007, $107.4 million, or 3.00%, of our total loan portfolio consisted of these types of loans. Commercial real estate and multi-family loans are secured by office buildings, apartment buildings, mixed-use properties and other commercial properties. We generally originate adjustable-rate commercial real estate loans and multi-family loans with a maximum amortization term of 25 years. The maximum loan-to-value ratio is 75% for our commercial real estate loans and 80% for multi-family loans. At June 30, 2007, our largest commercial real estate loan was $19.7 million.

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

Construction Loans.  Before April 2005, we held a small number of construction loans in our portfolio which were originated by other financial institutions with whom we participated. In April 2005, we began to offer loans directly to builders and developers on income properties and residential for-sale housing units. At June 30, 2007, we held $152.7 million in construction loans representing 4.27% of our total loan portfolio. Construction loans are originated through our commercial lending department. If the loan applicant meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. Primarily we offer adjustable-rate residential construction loans which can be structured with an option for permanent mortgage financing once the construction is completed. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.

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

At June 30, 2007, the Bank’s largest relationship with an individual borrower and its related entities was $30.2 million, consisting of construction loans for residential projects in the State of New Jersey.

Loan Originations, Purchases, Participations and Servicing of Loans.  We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co., LLC. During the year ended June 30, 2007 we originated $153.9 million in residential mortgage loans. We also originate multi-family, commercial real estate and construction loans. During the year ended June 30, 2007, we originated $36.9 million in multi-family and commercial real estate loans and $116.3 million in construction loans. As part of our strategic plan to increase our loan portfolio, we retain most of the loans we and ISB Mortgage originate, although ISB Mortgage also sells loans without recourse in the secondary market when loans it originates do not meet the criteria of our lending policies. If we are successful in continuing to increase the size of our loan portfolio, we may consider selling more of our residential loan originations in the future. We originate both adjustable-rate and fixed-rate loans and our ability to originate and purchase adjustable-rate or fixed-rate loans depends on customer demand for such loans, which is affected by, among other factors, the current and expected future levels of market interest rates.

We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. During the year ended June 30, 2007, we purchased $452.4 million of loans from these correspondent entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors. During the year ended June 30, 2007, we purchased $212.0 million of loans on a bulk purchase basis.

The following table shows our loan originations, loan purchases and repayment activities for the periods indicated.

	For the Years Ended June 30,
	2007	2006	2005
	(In thousands)

Loan originations and purchases:
Loan originations:
Residential mortgage loans:
One- to four-family	$153,897	$226,955	$239,384
FHA	—	—	326

Total residential mortgage loans	153,897	226,955	239,710
Multi-family and commercial	36,862	66,786	10,781
Construction loans	116,250	94,965	5,324
Consumer and other loans:
Home equity loans	49,189	80,870	23,309
Home equity credit lines	18,442	16,396	5,029
Other	2,728	1,817	652

Total consumer and other loans	70,359	99,083	28,990

Total loan originations	377,368	487,789	284,805

Loan purchases:
Residential mortgage loans:
One- to four-family	664,384	833,449	856,557
FHA	—	—	767

Total loan purchases	664,384	833,449	857,324

Loan principal repayments	(410,533)	(351,899)	(252,113)

Other items, net(1)	(2,429)	(2,660)	(1,993)

Net increase in loan portfolio	$628,790	$966,679	$888,023

(1)	Other items include charge-offs and amortization and accretion of; deferred fees and expenses and discounts and premiums

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

Our loan approval policies and limits are also established by our Board of Directors. All residential mortgage loans including home equity loans and home equity lines of credit up to $100,000 may be approved by loan underwriters, provided the loan meets all of our underwriting guidelines. If the loan does not meet all of our underwriting guidelines, but can be considered for approval because of other compensating factors, the loan must be approved by a senior vice president or an authorized vice president. Residential mortgage loans in excess of $100,000 and up to $750,000 must be approved by a senior vice president or an authorized vice president. Residential mortgage loans in excess of $750,000 and up to $1.25 million must be approved by any two authorized individuals, one of whom must be a senior vice president. Residential mortgage loans in excess of $1.25 million must be approved by three authorized individuals, one of whom must be the President or an executive vice president, and one of whom must be a senior vice president.

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

Loans to One Borrower.  The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of June 30, 2007, the regulatory lending limit was $102.4 million. The Bank’s internal policy limit is $50.0 million on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At June 30, 2007, the Bank’s largest relationship with an individual borrower and its related entities was $30.2 million, consisting of construction loans for residential projects in the State of New Jersey. The borrower is a well-established and experienced residential developer. This relationship was performing in accordance with its terms and conditions as of June 30, 2007.

Asset Quality

One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. In addition, the Bank uses proactive collection and workout processes in dealing with delinquent and problem loans. These conditions and the fact that the majority of our portfolio is concentrated in one- to four- family mortgages have historically resulted in low delinquency ratios.

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

Delinquent Loans.  The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2007
Residential mortgage loans:
One- to four-family	7	$628	12	$2,220	19	$2,848
FHA	2	263	14	1,300	16	1,563

Total residential mortgage loans	9	891	26	3,520	35	4,411
Multi-family and commercial	1	579	3	452	4	1,031
Construction loans	—	—	1	1,146	1	1,146
Consumer and other loans:
Home equity loans	1	7	1	28	2	35
Home equity credit lines	1	40	—	—	1	40
Other	1	1	4	3	5	4

Total consumer and other loans	3	48	5	31	8	79

Total	13	$1,518	35	$5,149	48	$6,667

At June 30, 2006
Residential mortgage loans:
One- to four-family	5	$626	11	$1,346	16	$1,972
FHA	7	682	15	1,440	22	2,122

Total residential mortgage loans	12	1,308	26	2,786	38	4,094
Multi-family and commercial	—	—	3	477	3	477
Construction loans	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	—	—	1	6	1	6
Home equity credit lines	—	—	1	30	1	30
Other	4	51	—	—	4	51

Total consumer and other loans	4	51	2	36	6	87

Total	16	$1,359	31	$3,299	47	$4,658

	Loans Delinquent for
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2005
Residential mortgage loans:
One- to four-family	3	$359	21	$3,237	24	$3,596
FHA	1	119	34	3,825	35	3,944

Total residential mortgage loans	4	478	55	7,062	59	7,540
Multi-family and commercial	—	—	4	608	4	608
Construction loans	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	1	33	3	193	4	226
Home equity credit lines	1	40	—	—	1	40
Other	4	3	2	2	6	5

Total consumer and other loans	6	76	5	195	11	271

Total	10	$554	64	$7,865	74	$8,419

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date, we had no troubled debt restructurings (such as loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans:
One- to four-family	$2,220	$1,346	$3,237	$3,021	$3,786
FHA	1,300	1,440	3,825	5,559	6,324

Total residential mortgage loans	3,520	2,786	7,062	8,580	10,110
Multi-family and commercial	452	477	608	437	451
Construction loans	1,146	—	—	—	—
Consumer and other loans:
Home equity loans	28	6	193	18	24
Home equity credit lines	—	30	—	30	110
Other	3	—	2	1	2

Total consumer and other loans	31	36	195	49	136

Total	5,149	3,299	7,865	9,066	10,697

Total non-performing loans	5,149	3,299	7,865	9,066	10,697
Real estate owned	—	—	—	154	110

Total non-performing assets	$5,149	$3,299	$7,865	$9,220	$10,807

Total non-performing loans to total loans	0.14%	0.11%	0.40%	0.82%	1.37%

Total non-performing loans to total assets	0.09%	0.06%	0.16%	0.17%	0.20%

Total non-performing assets to total assets	0.09%	0.06%	0.16%	0.17%	0.20%

For the year ended June 30, 2007, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $229,000.

Real Estate Owned.  Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At June 30, 2007 and 2006, we held no real estate owned.

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

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2007 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance balance (beginning of period)	$6,340	$5,694	$5,193	$4,750	$4,320
Provision for loan losses	725	600	600	600	600
Charge-offs:
Residential mortgage loans
One- to four-family	—	—	3	18	56
FHA	141	143	108	276	—

Total residential mortgage loans	141	143	111	294	56
Multi-family and commercial loans	—	—	—	—	384
Construction loans	—	—	—	—	—
Consumer and other loans	10	10	14	12	8

Total charge-offs	151	153	125	306	448

Recoveries:
Residential mortgage loans
One- to four-family	—	—	25	28	—
FHA	—	196	—	—	—

Total residential mortgage loans	—	196	25	28	—
Multi-family and commercial loans	—	—	—	109	275
Construction loans	—	—	—	—	—
Consumer and other loans	3	3	1	12	3

Total recoveries	3	199	26	149	278

Net (charge-offs) recoveries	(148)	46	(99)	(157)	(170)

Allowance balance (end of period)	$6,917	$6,340	$5,694	$5,193	$4,750

Total loans outstanding	$3,574,627	$2,948,330	$1,986,366	$1,106,705	$782,210
Average loans outstanding	3,269,196	2,427,506	1,502,704	895,759	889,599
Allowance for loan losses as a percent of total loans outstanding	0.19%	0.22%	0.29%	0.47%	0.61%
Net loans charged off as a percent of average loans outstanding	—%	—%	(0.01)%	(0.02)%	(0.02)%
Allowance for loan losses to non-performing loans	134.33%	192.18%	72.40%	57.29%	44.40%

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

	At June 30,
	2007		2006		2005
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

End of period allocated to:
Residential mortgage loans:
One- to four-family	$3,302	87.69%	$2,756	89.75%	$3,749	93.18%
FHA	127	0.52	139	0.70	485	1.52

Total residential mortgage loans	3,429	88.21%	2,895	90.45%	4,234	94.70%
Multi-family and commercial	943	3.00%	1,583	2.61%	703	0.86%
Construction loans	1,894	4.27%	818	2.22%	26	0.33%
Consumer and other loans:
Home equity loans	208	3.87%	282	3.83%	136	2.30%
Home equity credit lines	32	0.60	64	0.84	105	1.75
Other	3	0.05	4	0.05	4	0.06

Total consumer and other loans	243	4.52%	350	4.72%	245	4.11%
Unallocated	408		694		486

Total allowance	$6,917	100.00%	$6,340	100.00%	$5,694	100.00%

	At June 30,
	2004		2003
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

End of period allocated to:
Residential mortgage loans:
One- to four-family	$2,979	89.26%	$1,983	83.41%
FHA	429	3.97	597	8.65

Total residential mortgage loans	3,408	93.23%	2,580	92.06%
Multi-family and commercial	878	0.56%	1,059	0.90%
Construction loans	4	0.08%	1	0.02%
Consumer and other loans:
Home equity loans	89	2.69%	66	2.81%
Home equity credit lines	110	3.30	94	4.00
Other	4	0.14	5	0.21

Total consumer and other loans	203	6.13%	165	7.02%
Unallocated	700		945

Total allowance	$5,193	100.00%	$4,750	100.00%

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

While we currently continue to de-emphasize securities and emphasize loans as assets, securities still represent a significant asset class on our balance sheet. At June 30, 2007, our securities portfolio totaled $1.77 billion representing 31.6% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At June 30, 2007, $1.52 billion of our securities were classified as held-to-maturity and reported at amortized cost and $252.0 million were classified as available-for-sale and reported at fair value.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency) and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At June 30, 2007, agency-issued mortgage-backed securities including CMOs, totaled $1.23 billion or 69.2% of our total securities portfolio. We also invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies. Securities issued by private mortgage originators totaled $244.2 million, or 13.8% of our total securities portfolio at June 30, 2007.

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

Our mortgage-backed securities portfolio had a weighted average yield of 4.74% at June 30, 2007. The estimated fair value of our mortgage-backed securities at June 30, 2007 was $1.43 billion, which is $0.05 billion less than the amortized cost of $1.48 billion.

Corporate and Other Debt Securities.  At June 30, 2007, our Corporate and other debt securities portfolio totaled $166.1 million representing 9.4% of our total securities portfolio. This portfolio consists primarily of investment grade trust preferred securities whose interest rate resets quarterly in relation to the 3 month Libor rate.

Government Sponsored Enterprises.  At June 30, 2007, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $119.9 million representing 6.8% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Marketable Equity Securities.  At June 30, 2007, we had no equity securities. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios.  The following table sets forth the composition of our investment securities portfolios at the dates indicated.

Securities Held-to-Maturity

	At June 30,
	2007		2006		2005
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Debt securities:
Government Sponsored Enterprises	$119,900	$115,675	$120,062	$113,656	$120,633	$119,646
Municipal bonds	14,048	14,236	14,177	14,378	18,220	18,712
Corporate and other debt securities	166,074	165,897	130,111	129,739	8,000	7,985

	300,022	295,808	264,350	257,773	146,853	146,343

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	641,452	618,414	808,952	775,443	1,072,121	1,065,872
Government National Mortgage Association	6,049	6,222	8,249	8,442	16,465	16,932
Federal National Mortgage Association	438,830	425,004	527,338	507,462	612,556	611,801
Federal housing authorities	3,027	3,251	3,189	3,442	3,336	3,775
Non-agency securities	128,284	123,686	150,954	143,413	189,551	188,216

Total mortgage-backed securities held-to-maturity	1,217,642	1,176,577	1,498,682	1,438,202	1,894,029	1,886,596

Total securities held-to-maturity	$1,517,664	$1,472,385	$1,763,032	$1,695,975	$2,040,882	$2,032,939

Securities Available-for-Sale

	At June 30,
	2007		2006		2005
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Equity securities	$—	$—	$35,000	$35,035	$35,000	$34,825

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	68,635	67,223	124,845	120,764	156,162	155,106
Federal National Mortgage Association	70,059	68,856	208,545	201,794	262,644	262,336
Non-agency securities	119,598	115,891	178,446	171,283	223,861	221,684

Total mortgage-backed securities available for sale	258,292	251,970	511,836	493,841	642,667	639,126

Total securities available-for-sale	$258,292	$251,970	$546,836	$528,876	$677,667	$673,951

At June 30, 2007, we had no investment that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at June 30, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)

Held to Maturity:
Debt securities:
Government Sponsored Enterprises	$—	—%	$65,120	4.07%	$54,000	4.90%	$780	6.25%	$119,900	$115,675	4.46%
Municipal bonds	1,850	6.45%	1,165	6.20%	5,163	7.12%	5,870	8.85%	14,048	14,236	7.68%
Corporate and other debt securities	—	—%	—	—%	—	—%	166,074	6.79%	166,074	165,897	6.79%

	1,850	6.45%	66,285	4.11%	59,163	5.09%	172,724	6.86%	300,022	295,808	5.90%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	102,924	4.29%	538,528	4.57%	641,452	618,414	4.52%
Government National Mortgage Association	—	—%	—	—%	2	10.00%	6,047	7.22%	6,049	6,222	7.22%
Federal National Mortgage Association	—	—%	—	—%	32,746	5.39%	406,084	5.02%	438,830	425,004	5.05%
Federal and state housing authorities	—	—%	—	—%	3,027	8.89%	—	—%	3,027	3,251	8.89%
Non-agency securities	—	—%	—	—%	—	—%	128,284	4.86%	128,284	123,686	4.86%

Total mortgage-backed securities	—	—%	—	—%	138,699	4.65%	1,078,943	4.79%	1,217,642	1,176,577	4.77%

Total securities held-to-maturity	$1,850	6.45%	$66,285	4.11%	$197,862	4.78%	$1,251,667	5.07%	$1,517,664	$1,472,385	5.00%

Available for Sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	9,253	4.00%	59,382	4.69%	68,635	67,223	4.59%
Federal National Mortgage Association	—	—%	—	—%	23,784	4.00%	46,275	4.78%	70,059	68,856	4.52%
Non-agency securities	—	—%	—	—%	—	—%	119,598	4.65%	119,598	115,891	4.65%

Total mortgage-backed securities	—	—%	—	—%	33,037	4.00%	225,255	4.68%	258,292	251,970	4.60%

Total securities available-for-sale	$—	—%	$—	—%	$33,037	4.00%	$225,255	4.68%	$258,292	$251,970	4.60%

Sources of Funds

General.  Deposits, primarily certificates of deposit, have traditionally been the primary source of funds used for our lending and investment activities. In addition, we use a significant amount of borrowings, primarily reverse repurchase agreements from the FHLB and various brokers, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, brokered certificates of deposit, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  At June 30, 2007, we held $3.66 billion in total deposits, representing 77.0% of our total liabilities. In prior years we emphasized a more wholesale strategy for generating funds, in particular, by offering high cost certificates of deposit. At June 30, 2007, $2.77 billion, or 75.7%, of our total deposit accounts were certificates of deposit, including $20.4 million in brokered deposits. We are attempting to change the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits. Although this change has been difficult due to, among other things, the current interest rate environment, we are committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At June 30, 2007, we held $891.4 million in core deposits, representing 24.3% of total deposits. This is an increase of $103.9 million, or 13.2%, when compared to June 30, 2006, when our core deposits were $787.5 million. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products. We attempt to generate our deposits from a diverse client group within our primary market area and have introduced a number of new products, namely a High Yield Savings and Checking product, a business checking product, business money market accounts and escrow management accounts to compete with products offered by other financial institutions. Additionally, we are using brokered deposits as an alternative funding source to wholesale borrowings.

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

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2007			2006
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Savings	$320,880	8.76%	2.30%	$226,245	6.85%	0.83%
Checking accounts	388,215	10.59	2.39	349,014	10.57	2.08
Money market deposits	182,274	4.97	2.37	212,200	6.43	1.56

Total transaction accounts	891,369	24.32	2.35	787,459	23.85	1.58
Certificates of deposit	2,773,597	75.68	5.06	2,514,584	76.15	4.06

Total deposits	$3,664,966	100.00%	4.40%	$3,302,043	100.00%	3.47%

	At June 30,
	2005
		Percent of	Weighted
		Total	Average
	Balance	Deposits	Rate
	(Dollars in thousands)

Savings	$271,071	8.36%	0.83%
Checking	277,317	8.56	1.30
Money market deposits	318,432	9.83	1.32

Total transaction accounts	866,820	26.75	1.16
Certificates of deposit	2,373,600	73.25	2.87

Total deposits	$3,240,420	100.00%	2.42%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At June 30,
	2007	2006	2005
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$5,353	$32,225	$446,421
2.01% - 3.00%	18,317	116,330	757,576
3.01% - 4.00%	432,054	870,358	987,320
4.01% - 5.00%	1,047,943	1,325,226	162,270
5.01% - 6.00%	1,268,741	170,435	20,013
Over 6.00%	1,189	10	—

Total	$2,773,597	$2,514,584	$2,373,600

The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at June 30, 2007.

	Within	Over	Over Six	Over One	Over Two	Over
	Three	Three to	Months to	Year to Two	Years to	Three
	Months	Six Months	One Year	Years	Three Years	Years	Total
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$5,205	$85	$46	$—	$17	$—	$5,353
2.01% - 3.00%	4,381	3,879	7,139	2,918	—	—	18,317
3.01% - 4.00%	82,653	88,612	93,506	155,391	10,689	1,203	432,054
4.01% - 5.00%	405,306	220,076	253,714	93,661	42,580	32,606	1,047,943
5.01% - 6.00%	574,757	364,418	233,692	79,751	548	15,575	1,268,741
Over 6.00%	1,187	—	2	—	—	—	1,189

Total	$1,073,489	$677,070	$588,099	$331,721	$53,834	$49,384	$2,773,597

As of June 30, 2007 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $716.1 million. The following table sets forth the maturity of those certificates as of June 30, 2007.

At
June 30, 2007
(In thousands)

Three months or less	$288,777
Over three months through six months	187,392
Over six months through one year	138,140
Over one year	101,747

Total	$716,056

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

We also borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are collateralized by a blanket lien against our residential mortgage portfolio.

The following table sets forth information concerning balances and interest rates on our advances from the FHLB and other financial institutions at the dates and for the periods indicated.

	At or for the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Balance at end of period	$333,710	$150,740	$88,769
Average balance during period	196,417	107,317	25,402
Maximum outstanding at any month end	333,710	190,255	88,769
Weighted average interest rate at end of period	5.42%	5.36%	3.49%
Average interest rate during period	5.46%	4.30%	2.80%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated:

	At or for the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)

Balance at end of period	$705,000	$1,095,000	$1,225,000
Average balance during period	925,280	1,008,406	1,475,269
Maximum outstanding at any month end	1,095,000	1,160,000	1,673,000
Weighted average interest rate at end of period	4.78%	4.69%	3.53%
Average interest rate during period	4.80%	4.03%	3.80%

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

ISB Asset Corporation.  ISB Asset Corporation is a New Jersey corporation, which was formed in 1997 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Investors Savings Bank, operated as a real estate investment trust (“REIT”) through December 2006. Due to legislation passed in the State of New Jersey, we have decided to discontinue the operations of the REIT and will transfer the REIT’s assets to the Bank. At June 30, 2007, ISB Asset Corporation had $1.37 billion in assets.

ISB Holdings, Inc.  ISB Holdings, Inc. is a New Jersey corporation, which is the 100% owner of ISB Asset Corporation.

Investors Savings Bank has two additional subsidiaries which are inactive.

Personnel

As of June 30, 2007, we had 448 full-time employees and 62 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Investors Savings Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios as of June 30, 2007:

	As of June 30, 2007
	Historical	Percent of
	Capital	Assets(1)
	(Dollars in thousands)

Core capital	$686,487	12.50%
Tier 1 risk-based capital	686,487	24.75
Total risk-based capital	693,404	25.00

(1)	For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2007, Investors Savings Bank was considered “well capitalized” under FDIC guidelines.

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

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State- chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Investors Savings Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

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

Investors Savings Bank, as a member of the FHLB is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Savings Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Savings Bank. The activity-based stock purchase requirement for Investors Savings Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Savings Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Savings Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At June 30, 2007, the amount of FHLB stock held by us satisfies these requirements.

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

Deposit Insurance.  Deposit accounts at Investors Savings Bank are insured by the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation. Investors Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments and the Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Investors Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

In February 2006, the “Federal Deposit Insurance Reform Act of 2005,” or the 2005 Deposit Act, was signed into law. The 2005 Deposit Act contains provisions designed to reform and modernize the Federal deposit insurance system. Effective in 2006, the 2005 Deposit Act merged the previously separate insurance funds into the new DIF; indexed the current $100,000 deposit insurance limit to inflation beginning in April 2010 and every succeeding five years; and increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation as well.

Prior to January 1, 2007, an institution’s assessment rate depended on the capital category and supervisory category to which it was assigned. Under this risk-based assessment system, there were nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. If the FDIC determined that assessment rates should be increased, institutions in all risk categories would be affected.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC consolidated the previous nine assessment rate categories into four new categories. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of certain insured institutions, including Investors Savings Bank. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019.

Our total expense incurred in fiscal year ended June 30, 2007 for the assessment for deposit insurance and the FICO payments was $437,000. The FDIC has approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. Investors Savings Bank is entitled to a One-Time Assessment Credit of $2.6 million which may be used to offset 100% of the 2007 calendar year deposit insurance assessment, excluding the FICO payments. Any remaining credit can be used to offset up to 90% of the 2008 calendar year deposit insurance assessment. We estimate that approximately $974,000 of this credit was utilized in fiscal 2007 and the remainder will be used to offset a portion of fiscal 2008 deposit insurance assessment.

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

Federal Reserve System

The Federal Reserve Board regulations require all depository institutions to maintain non interest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At June 30, 2007, Investors Savings Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Savings Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Savings Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Under Section 302(a) of the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Investors Bancorp, Inc. is required to report under Section 404 of the Sarbanes-Oxley Act beginning with the fiscal year ending June 30, 2008. Investors Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Holding Company Regulation

Federal Regulation.  Bank holding companies, like Investors Bancorp, Inc., are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Savings Bank. As of June 30, 2007, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.”

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

Conversion of Investors Bancorp, MHC to Stock Form.  Investors Bancorp, MHC is permitted to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Investors Bancorp, Inc. (the “New Holding Company”), Investors Bancorp,

MHC’s corporate existence would end, and certain depositors of Investors Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Investors Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Investors Bancorp, Inc. immediately before the Conversion Transaction, subject to any adjustment required by regulation or regulatory policy. The FDIC’s approval of Investors Savings Bank’s initial mutual holding company reorganization in 1997 requires that any dividends waived by Investors Bancorp, MHC be taken into account in establishing the exchange ratio in any Conversion Transaction. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

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

As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At June 30, 2007, our total federal pre-base year reserve was approximately $36.5 million.

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

Net Operating Loss Carryforwards and Charitable Contribution Carryforward.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2007, the Company has filed a carry back claim receivable of $2.8 million and has no federal net operating loss carryforwards.

At June 30, 2007, the Company had $17.9 million in charitable contribution carryforwards which are due to expire in 2010.

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

State Taxation

New Jersey State Taxation.  Investors Savings Bank files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Investors Savings Bank is not currently under audit with respect to its New Jersey income tax returns and Investors Savings Bank’s state tax returns have not been audited for the past five years.

For tax years beginning after June 30, 2006, New Jersey savings banks, including Investors Savings Bank, are subject to a 9% corporate business tax (“CBT”). For tax years beginning before June 30, 2006, New Jersey savings banks, including Investors Savings Bank, paid the greater of a 9% CBT or an Alternative Minimum Assessment (“AMA”) tax. There were two methods for calculating the AMA tax, the gross receipts method or the gross profits method. Under the gross receipts method, the tax was calculated by multiplying the gross receipts by the applicable factor, which ranged from 0.125% to 0.4%. Under the gross profits method, the tax was calculated by multiplying the gross profits by the applicable factor, which ranged from 0.25% to 0.8%. The taxpayer had the option of choosing either the gross receipts or gross profits method, but once an election was made, the taxpayer had to use the same method for the next four tax years. The AMA tax was creditable against the CBT in a year in which the CBT is higher, limited to the AMA for that year, and limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. The AMA tax for tax years beginning after December 31, 2006 will be zero.

Investors Bancorp, Inc is required to file a New Jersey income tax return and will generally be subject to a state income tax at a 9% rate. However, if Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.60%.

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

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2007, the fair value of our total securities portfolio was $1.72 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2007, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 13.2% or $11.4 million decrease in net interest income.

There Is No Assurance That Our Strategy to Change the Mix of Our Assets and Liabilities Will Succeed.

We previously emphasized investments in government agency and mortgage-backed securities, funded with wholesale borrowings. This policy was designed to achieve profitability by allowing asset growth with low overhead expense, although securities generally have lower yields than loans, resulting in a lower interest rate spread and lower interest income. In October 2003, we implemented a strategy to change the mix of our assets and liabilities to one more focused on loans and retail deposits. As a result of this strategy, at June 30, 2007, our mortgage-backed and other securities accounted for 31.6% of total assets, while our loan portfolio accounted for 64.1% of our total assets. In comparison, at June 30, 2003, our mortgage-backed and other securities accounted for 77.6% of total assets and our loan portfolio accounted for 14.5% of total assets.

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

Because We Intend to Continue to Increase Our Commercial Real Estate Originations, Our Lending Risk Will Increase.

At June 30, 2007, our portfolio of commercial real estate, multi-family and construction loans totaled $260.0 million, or 7.3% of our total loans. We intend to increase our originations of commercial real estate, multi-family and construction loans. In September 2004, we hired an experienced commercial real estate lending executive from another New Jersey institution who has since built an experienced team of six commercial real estate lenders. Commercial real estate, multi-family and construction loans generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

A Downturn in the New Jersey Economy or a Decline in Real Estate Values Could Reduce Our Profits.

Most of our real estate loans are secured by real estate in New Jersey. As a result of this concentration, a downturn in this market area could cause significant increases in nonperforming loans, which would reduce our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In prior years, there had been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. However, a decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses of $6.9 million was 0.19% of total loans and 134.33% of non-performing loans at June 30, 2007.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities would have a material adverse effect on our financial condition and results of operations.

Our Return on Equity Has Been Low Compared to Other Financial Institutions. This Could Negatively Affect the Price of Our Common Stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. For the year ended June 30, 2007, our return on average equity was 2.52% compared to a return on average equity of 3.11% for all publicly traded savings institutions organized in the mutual holding company form. We expect our return on equity to remain below the industry average until we are able to further leverage the additional capital we received from the offering. Our return on equity has been low principally because of the amount of capital raised in the offering, higher expenses from the costs of being a public company, and added expenses associated with our employee stock ownership plan and the stock-based incentive plan. Until we can increase our net interest income and other income, we expect our return on equity to be below the industry average.

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

Investors Bancorp MHC Exercises Voting Control Over Investors Bancorp; Public Stockholders Own a Minority Interest

Investors Bancorp, MHC owns a majority of Investors Bancorp, Inc.’s common stock and, through its Board of Directors, exercises voting control over the outcome of all matters put to a vote of stockholders (including the election of directors), except for matters that require a vote greater than a majority. Public stockholders own a minority of the outstanding shares of Investors Bancorp, Inc.’s common stock. The same directors and officers who manage Investors Bancorp, Inc. and Investors Savings Bank also manage Investors Bancorp, MHC. In addition, regulatory restrictions applicable to Investors Bancorp, MHC prohibit the sale of Investors Bancorp, Inc. unless the mutual holding company first undertakes a second-step conversion.

Future Acquisition Activity Could Dilute Book Value

Both nationally and in New Jersey, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time to time we may be presented with opportunities to acquire institutions and/or bank branches and we may engage in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of Investors Bancorp’s book value and net income per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At June 30, 2007, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 46 full-service branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset and Union Counties, New Jersey.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of August 20, 2007 was 6,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods Indicated. Investors Bancorp, Inc. began trading on the NASDAQ Global Select Market on October 12, 2005. Accordingly, no information prior to this date is available. The following information was provided by the NASDAQ Global Select Market.

	Fiscal 2007			Fiscal 2006
	High	Low	Dividends	High		Low		Dividends

First Quarter	$15.48	$13.16	$—	$	n/a	$	n/a	n/a
Second Quarter	15.90	14.66	—		11.07		9.89	—
Third Quarter	15.81	14.24	—		14.49		10.99	—
Fourth Quarter	14.50	13.33	—		14.00		12.75	—

Investors Bancorp, Inc. did not pay a dividend during the fiscal years ended June 30, 2007 and 2006.

So long as Investors Bancorp, MHC is regulated by the Federal Reserve Board, if Investors Bancorp, Inc. pays dividends to its stockholders, it also will be required to pay dividends to Investors Bancorp, MHC, unless Investors Bancorp, MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary.

In the future, dividends from Investors Bancorp, Inc. may depend, in part, upon the receipt of dividends from Investors Savings Bank, because Investors Bancorp, Inc. has no source of income other than earnings from the investment of net proceeds retained from the sale of shares of common stock and interest earned on Investors Bancorp, Inc.’s loan to the employee stock ownership plan. Under New Jersey law, Investors Savings Bank may not pay a cash dividend unless, after the payment of such dividend, its capital stock will not be impaired and either it will have a statutory surplus of not less than 50% of its capital stock, or the payment of such dividend will not reduce its statutory surplus.

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning October 12, 2005, the date that Investors Bancorp began trading as a public company as reported by the NASDAQ Global Select Market through June 30, 2007, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

INVESTORS BANCORP, INC.

Total Return Performance

	Period Ending
	10/12/05	12/31/05	06/30/06	12/31/06	06/30/07

Investors Bancorp	100.00	110.08	135.23	156.99	134.03
SNL Bank and Thrift Index	100.00	110.59	116.36	129.22	123.80
SNL Thrift Index	100.00	112.84	121.62	131.54	120.31

* Source: SNL Financial LC, Charlottesville, VA

The following table reports information regarding repurchases of our common stock during the fourth quarter of fiscal 2007 and the stock repurchase plans approved by our Board of Directors on September 25, 2006 and April 26, 2007.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased(1)(2)	per Share	or Programs	Programs

April 1, 2007 through April 30, 2007	390,000	$14.06	390,000	71,295
May 1, 2007 through May 31, 2007	695,000	14.12	695,000	4,162,126
June 1, 2007 through June 30, 2007	532,400	13.76	532,400	3,629,726

Total	1,617,400	13.99	1,617,400

(1)	On September 25, 2006, the Company announced its intention to repurchase up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares. This plan was completed on May 10, 2007.

(2)	On April 26, 2007, the Company announced its second Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares. This stock repurchase program commenced upon the completion of the first program on May 10, 2007. This program has no expiration date and has 3,629,726 shares yet to be purchased as of June 30, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At June 30,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Financial Condition Data:
Total assets	$5,601,088	$5,497,246	$4,992,753	$5,318,140	$5,352,404
Loans receivable, net	3,589,373	2,960,583	1,993,904	1,105,881	778,451
Loans held-for-sale	3,410	974	3,412	1,428	10,991
Securities held to maturity, net	1,517,664	1,763,032	2,040,882	2,522,811	3,851,921
Securities available for sale, at estimated fair value	251,970	528,876	673,951	1,421,073	303,525
Bank owned life insurance	88,018	78,903	76,229	75,543	74,541
Deposits	3,664,966	3,302,043	3,240,420	3,266,935	3,172,826
Borrowed funds	1,038,710	1,245,740	1,313,769	1,604,798	1,744,827
Stockholders’ equity	843,365	900,187	407,827	401,663	392,537

	Years Ended June 30,
	2007(1)	2006(2)	2005(3)	2004	2003
	(In thousands)

Selected Operating Data:
Interest and dividend income	$279,689	$246,068	$226,524	$210,574	$241,238
Interest expense	193,398	141,796	126,679	127,558	158,121

Net interest income	86,291	104,272	99,845	83,016	83,117
Provision for loan losses	725	600	600	600	600

Net interest income after provision for loan losses	85,566	103,672	99,245	82,416	82,517
Non-interest income (loss)	2,843	5,580	(2,431)	3,890	7,138
Non-interest expenses	73,573	86,830	103,302	54,803	49,153

Income (loss) before income tax expense (benefit)	14,836	22,422	(6,488)	31,503	40,502
Income tax (benefit) expense	(7,430)	7,408	(3,346)	11,666	12,232

Net income (loss)	$22,266	$15,014	$(3,142)	$19,837	$28,270

Earnings per share — basic and diluted(4)	$0.20	$0.06	n/a	n/a	n/a

(1)	June 30, 2007 year end results reflect a $9.9 million reversal of previously established deferred tax asset valuation allowances.

(2)	June 30, 2006 year end results reflect a pre-tax expense of $20.7 million for the charitable contribution made to Investors Savings Bank Charitable Foundation as part of our IPO.

(3)	June 30, 2005 year end results reflect pre-tax expense of $54.0 million attributable to the March 2005 balance sheet restructuring.

(4)	Basic earnings per share for the year ended June 30, 2006 include the results of operations from October 11, 2005, the date the Company completed its initial public offering.

At or for the Years Ended June 30,
2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income or loss to average total assets)	0.40%	0.29%	(0.06)%	0.37%	0.52%
Return on equity (ratio of net income or loss to average equity)	2.52%	2.00%	(0.78)%	5.00%	7.56%
Net interest rate spread(1)	0.97%	1.62%	1.79%	1.42%	1.37%
Net interest margin(2)	1.61%	2.04%	1.97%	1.58%	1.56%
Efficiency ratio(3)	82.54%	79.04%	106.04%	63.06%	54.46%
Non-interest expenses to average total assets	1.33%	1.65%	1.98%	1.02%	0.90%
Average interest-earning assets to average interest-bearing liabilities	1.18	x	1.15	x	1.07	x	1.06	x	1.06x
Asset Quality Ratios:
Non-performing assets to total assets	0.09%	0.06%	0.16%	0.17%	0.20%
Non-performing loans to total loans	0.14%	0.11%	0.40%	0.82%	1.37%
Allowance for loan losses to non-performing loans	134.33%	192.18%	72.40%	57.29%	44.40%
Allowance for loan losses to total loans	0.19%	0.22%	0.29%	0.47%	0.61%
Capital Ratios:
Risk-based capital (to risk-weighted assets)(4)	25.00%	26.48%	21.48%	26.55%	27.58%
Tier I risk-based capital (to risk-weighted assets)(4)	24.75%	26.23%	21.18%	26.22%	27.24%
Core capital (to average assets)(4)	12.50%	12.25%	8.28%	7.69%	7.12%
Equity to total assets	15.06%	16.38%	8.17%	7.55%	7.33%
Average equity to average assets	16.04%	14.29%	7.69%	7.36%	6.86%
Tangible capital (to tangible assets)	15.06%	16.36%	8.16%	7.52%	7.30%
Book value per common share	$7.84	$8.02	n/a	n/a	n/a
Other Data:
Number of full service offices	46	46	46	45	45
Full time equivalent employees	475	473	459	443	455

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expenses divided by the sum of net interest income and non-interest income.

(4)	Ratios are for Investors Savings Bank and do not include capital retained at the holding company level.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors Bancorp’s fundamental business strategy continues to be to operate a well capitalized, full service, community bank and to provide both a high quality client experience and competitively priced products and services to individuals and businesses in the communities we serve.

An integral part of that strategy is to continue to reposition the assets and liabilities on our balance sheet by adding more loans and deposits. Over the past few years we have been successful in this repositioning effort and remain committed to this strategy.

We are pleased with our success on the asset side of the balance sheet as total loans have grown from $2.95 billion at June 30, 2006 to $3.57 billion at June 30, 2007, an increase of 21%. Much of that growth has come from residential mortgage loans which have grown 18.3% or $486.7 million from the year ended June 30, 2006 to a total of $3.15 billion at June 30, 2007. As we add more loans to our balance sheet we remain focused on diversifying by originating different types of loans. During the year ended June 30, 2007 we added $153.1 million of commercial real estate, construction and multi-family loans.

Commercial real estate and construction lending generally expose a lender to more credit risk than residential mortgage loans as the repayment of commercial real estate and construction loans depend upon the business and financial condition of the borrower and on the economic viability of projects financed. Consequently, like other financial institutions, we generally charge higher rates of interest for these types of loans compared to residential mortgage loans. We believe our expansion into commercial real estate lending will provide us with an opportunity to increase our net interest income, diversity our loan portfolio and improve our interest rate risk position.

Recently there has been significant attention paid to the sub-prime lending component of the residential mortgage origination market. As we have stated in previous filings, Investors Savings Bank neither originates nor purchases any sub-prime loans or option ARMs.

We also continue to focus on changing our mix of deposits as we try to de-emphasize high cost certificates of deposits in favor of lower cost core deposits. This has proven to be a difficult task due to the extreme competition for deposits from other banks and financial intermediaries. Over the period, we have undertaken a number of initiatives in order to help change our mix of deposits. With our ongoing commitment to employee education we have introduced a number of training programs designed to teach our branch staff about effective cross-selling and customer retention techniques. Our objective is to increase the number of products used by our existing customers and to attract new customers.

We have also launched a number of new products designed to increase the amount of core deposits. We recently introduced a high yield checking account and a suite of commercial deposit products, designed to appeal to small business owners and non-profit organizations. We have also improved the functionality and features of our internet banking platform and will introduce a remote deposit capture program by year end. These initiatives, along with a more effective marketing and community relations effort, are necessary steps for improving our retail deposit franchise.

Our plans also include growing our retail banking franchise by building or acquiring new branch locations. We have established financial, geographic and other criteria to evaluate potential new branch offices both inside and outside our current market area. There can be no assurance, however, we will be successful with our plans to grow as finding suitable new branch sites has become increasingly expensive in New Jersey and the approval process for branch construction is protracted.

We recently announced the definitive agreement to acquire Summit Federal Bankshares, MHC, the parent company of Summit Federal Bankshares and Summit Federal Savings Bank (Summit). In this unique acquisition of a mutual thrift we will acquire five new branch locations that complement our current geographic markets. This transaction is expected to close during the fourth quarter of calendar year 2007 or during the first quarter of 2008.

Our net income for the fiscal year ended June 2007 increased when compared to the fiscal year ended June 2006. This increase is due primarily to the absence of a $20.7 million contribution we made in fiscal 2006 to the Investors Savings Bank Charitable Foundation as part of our initial public offering and an income tax benefit recognized during 2007 offset by a loss on the sale of various securities. While interest income increased during the fiscal year ended June 2007, this increase was offset by higher interest expense on deposits and borrowings.

The interest rate environment remains difficult for most financial institutions. Although some minor positive slope has returned to the yield curve and residential mortgage rate spreads have improved, the persistence of the high rate of Federal Funds has not allowed for any meaningful reduction of deposit costs. This limits the ability to increase our interest rate spread and net interest margin.

The change in the composition of our balance sheet is consistent with and reflects our strategy of transitioning from a wholesale banking model to a retail banking model. We continue to believe this repositioning will improve earnings, particularly when the interest rate environment improves. In the interim we will continue to change the structure of our balance sheet, endeavor to expand our branch network and opportunistically consider acquisitions.

The difficult interest rate environment has also limited opportunities for profitable growth. Given our excess capital position, we have utilized share repurchase programs as a way to effectively manage our capital position. We believe share repurchases are currently an appropriate use of capital and help to increase shareholder value.

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

Through June 2007, our primary lending emphasis has been the origination and purchase of residential mortgage loans and, to a lesser extent, commercial mortgages. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages at June 30, 2007. We also have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the loan portfolio.

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio. We believe the ratio of the allowance for loan losses to total loans at June 30, 2007 accurately reflects our portfolio credit risk, given our emphasis on residential lending and current market conditions. Furthermore, the increase in the allowance for loan losses during 2007 reflected the growth of the loan portfolio, partially offset by the low level of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

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

Deferred Income Taxes.  The Company records income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

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

Stock-Based Compensation.  We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with SFAS No. 123(R).

We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Comparison of Financial Condition at June 30, 2007 and June 30, 2006

Total Assets.  Total assets increased by $103.8 million, or 1.9%, to $5.60 billion at June 30, 2007 from $5.50 billion at June 30, 2006. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio. The cash flow from our securities portfolio is being used to fund our loan growth, consistent with our strategic plan.

Securities.  Securities, in the aggregate, decreased by $522.3 million, or 22.8%, to $1.77 billion at June 30, 2007, from $2.29 billion at June 30, 2006. During the year ended June 30, 2007 the Company sold approximately $187.7 million in securities yielding 3.90%, representing 9% of the mortgage-backed securities portfolio, at a pretax loss of $3.7 million. The proceeds from the sale of these securities were used to reduce wholesale borrowings costing 5.35%. The majority of the securities ($164.4 million) sold were classified as available-for-sale with the remaining securities ($23.3 million) being sold from the held-to-maturity portion of the portfolio. The securities sold from the held-to-maturity portfolio qualified to be sold under SFAS No. 115 because more than 85% of the securities’ original face amounts were paid down. Additionally, the cash flows from our securities portfolio are being used to fund our loan growth. This is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio.

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

Net Loans.  Net loans, including loans held for sale, increased by $631.2 million, or 21.3%, to $3.59 billion at June 30, 2007 from $2.96 billion at June 30, 2006. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are primarily secured by properties in New Jersey. To a lesser degree, we originate and purchase loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio. We do not originate or purchase and our loan portfolio does not include any sub-prime loans or option ARMs.

The majority of our loan growth was in residential mortgage loans. Total residential loan production for the year ended June 30, 2007 was $818.3 million. We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the year ended June 30, 2007 we originated $153.9 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year ended June 30, 2007 we purchased loans totaling $452.4 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the year ended June 30, 2007, we purchased loans totaling $212.0 million on a “bulk purchase” basis.

Additionally, for the year ended June 30, 2007, we originated $36.9 million in multi-family and commercial real estate loans and $116.3 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2007 and 2006 was $287.9 million and $266.5 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

Total non-performing loans, defined as non-accruing loans, increased by $1.8 million to $5.1 million at June 30, 2007 from $3.3 million at June 30, 2006. This increase is primarily attributed to a $1.1 million non-accruing construction loan. As previously disclosed in our quarterly filings, the Company had two other residential construction loans totaling $7.6 million to a New Jersey based developer which were on non-accrual. In May 2007, the properties supporting the loans were sold and all amounts due to the Company were collected. At June 30, 2007, our construction loan portfolio consisted of 51 loans with an average balance of $3.0 million. We do not believe the activity in our non performing loans is indicative of a negative credit risk trend in the Company’s construction loan portfolio. While there appears to have been some softening of the real estate market in general and we recognize construction lending carries a greater degree of risk than other types of lending, we believe our underwriting policies and standards have been crafted in a manner that attempts to protect the Company from risk of loss.

The ratio of non-performing loans to total loans was 0.14% at June 30, 2007 compared with 0.11% at June 30, 2006. The allowance for loan losses as a percentage of non-performing loans was 134.33% at June 30, 2007 compared with 192.18% at June 30, 2006. At June 30, 2007 and 2006 our allowance for loan losses as a percentage of total loans was 0.19% and 0.22%, respectively. Future increases in the allowance for loan losses may be necessary based on the growth and composition of our loan portfolio.

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

Deferred Tax Asset.  The Company’s net deferred tax asset increased by $11.2 million to $39.4 million at June 30, 2007 from $28.2 million at June 30, 2006. This increase is primarily the result of the reversal of previously established valuation allowances related to state taxes, partially offset by an additional valuation allowance related to the tax benefit from our contribution made to the Investors Savings Bank Charitable Foundation during our initial public offering.

The Company recognizes deferred tax assets equal to the amount of tax benefits that management believes is more likely than not to be realized. A valuation allowance is recorded when it is more likely than not that some portion or all or the Company’s deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient future taxable income of the appropriate character in the appropriate corporate entity and taxing jurisdiction. Quarterly, the Company evaluates its tax posture and strategies to determine the appropriateness of the valuation allowance.

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

During the year ended June 30, 2007, the Company’s assessment of its ability to realize the deferred tax assets changed and management concluded that, based on current facts and circumstances, a portion of the associated valuation allowances was no longer necessary. Those facts and circumstances include but are not limited to the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the transfer of the REIT’s assets to the Bank. As a result, the Company reduced the valuation allowance and recognized a deferred tax benefit. Benefits were recognized for the state net operating loss carry forwards and minimum tax assessment, and a portion of the capital losses on equity securities. This was partially offset by an additional valuation allowance related to the tax benefit from our contribution to the charitable foundation.

Bank Owned Life Insurance, Accrued Interest Receivable and Stock in the Federal Home Loan Bank.  Bank owned life insurance increased by $9.1 million from $78.9 million at June 30, 2006 to $88.0 million at June 30, 2007. This includes an increase of $5.6 million due to adoption of a new accounting principle related to bank owned life insurance, as discussed in Note 3 of Notes to Consolidated Financial Statements in Item 15 of this report. In addition, there was an increase in accrued interest receivable of $3.2 million resulting from an increase in interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets. The amount of stock we own in the FHLB decreased by $12.2 million from $46.1 million at June 30, 2006 to $33.9 million at June 30, 2007 as a result of a decrease in our level of borrowings.

Deposits.  Deposits increased by $362.9 million, or 11.0%, to $3.66 billion at June 30, 2007 from $3.30 billion at June 30, 2006. The increase is primarily due to an increase in interest-bearing checking, savings and time deposits of $28.7 million, $94.6 million and $259.0 million, respectively, partially offset by a decrease in money market accounts of $29.9 million. We attribute the increase in deposits to new products being offered, increased sales efforts from our branch staff and higher rates on our CD’s in response to market interest rates, consumer demands and competition.

Borrowed Funds.  Borrowed funds decreased $207.0 million, or 16.6%, to $1.04 billion at June 30, 2007 from $1.25 billion at June 30, 2006. This decrease was primarily a result of using the proceeds from the sale of securities to reduce wholesale borrowings and the increase in our deposits.

Stockholders’ Equity.  Stockholders’ equity decreased $56.8 million to $843.4 million at June 30, 2007 from $900.2 million at June 30, 2006. A number of significant transactions impacted our stockholders’ equity: the repurchase of our common stock at a cost totaling $96.7 million; a $5.6 million increase in retained earnings due to the adoption of a new accounting principle related to bank owned life insurance; a decrease of $4.2 million in accumulated other comprehensive loss; and net income of $22.3 million for the year ended June 30, 2007.

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

	For the Years Ended June 30,
	2007				2006				2005
	Average		Interest	Average	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$19,555		$692	3.54%	$82,677		$2,863	3.46%	$20,162		$489	2.43%
Repurchase agreements	—		—	—	16,387		613	3.74	—		—	—
Securities available-for-sale(1)	398,329		17,602	4.42	609,265		25,828	4.24	1,190,712		47,408	3.98
Securities held-to-maturity	1,623,083		77,631	4.78	1,930,206		87,202	4.52	2,289,520		99,443	4.34
Net loans	3,269,196		180,859	5.53	2,427,506		126,613	5.22	1,502,704		76,857	5.11
Stock in FHLB	40,106		2,905	7.24	54,834		2,949	5.38	72,388		2,327	3.21

Total interest-earning assets	5,350,269		279,689	5.23	5,120,875		246,068	4.81	5,075,486		226,524	4.46

Non-interest-earning assets	163,024				135,799				139,856

Total assets	$5,513,293				$5,256,674				$5,215,342

Interest-bearing liabilities:
Savings deposits	$261,992		4,412	1.68	$330,840		2,820	0.85	$279,953		2,349	0.84
Interest-bearing checking	305,791		7,419	2.43	306,079		6,027	1.97	218,327		2,533	1.16
Money market accounts	185,849		3,596	1.93	255,154		3,423	1.34	380,623		5,075	1.33
Certificates of deposit	2,668,963		122,844	4.60	2,435,089		84,308	3.46	2,364,399		59,905	2.53
Borrowed funds	1,121,697		55,127	4.91	1,115,723		45,218	4.05	1,500,671		56,817	3.79

Total interest-bearing liabilities	4,544,292		193,398	4.26	4,442,885		141,796	3.19	4,743,973		126,679	2.67

Non-interest-bearing liabilities	84,837				62,803				70,468

Total liabilities	4,629,129				4,505,688				4,814,441
Stockholders’ equity	884,164				750,986				400,901

Total liabilities and stockholders’ equity	$5,513,293				$5,256,674				$5,215,342

Net interest income			$86,291				$104,272				$99,845

Net interest rate spread(2)				0.97%				1.62%				1.79%

Net interest-earning assets(3)	$805,977				$677,990				$331,513

Net interest margin(4)				1.61%				2.04%				1.97%

Ratio of interest-earning assets to total interest-bearing liabilities	1.18	x			1.15	x			1.07	x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)		Net	Increase (Decrease)		Net
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Interest-bearing deposits	$(2,232)	$61	$(2,171)	$2,086	$288	$2,374
Repurchase agreements	(613)	—	(613)	613	—	613
Securities available-for-sale	(9,131)	905	(8,226)	(23,464)	1,884	(21,580)
Securities held-to-maturity	(13,396)	3,825	(9,571)	(14,705)	2,464	(12,241)
Net loans	47,984	6,262	54,246	48,202	1,554	49,756
Stock in FHLB	(912)	868	(44)	(665)	1,287	622

Total interest-earning assets	21,700	11,921	33,621	12,067	7,477	19,544

Interest-bearing liabilities:
Savings deposits	(687)	2,279	1,592	433	38	471
Interest-bearing checking	(6)	1,398	1,392	1,278	2,216	3,494
Money market accounts	(1,086)	1,259	173	(1,683)	31	(1,652)
Certificates of deposit	8,699	29,837	38,536	1,841	22,562	24,403

Total deposits	6,920	34,773	41,693	1,869	24,847	26,716
Borrowed funds	1,072	8,837	9,909	(15,286)	3,687	(11,599)

Total interest-bearing liabilities	7,992	43,610	51,602	(13,417)	28,534	15,117

Increase (decrease) in net interest income	$13,708	$(31,689)	$(17,981)	$25,484	$(21,057)	$4,427

Comparison of Operating Results for the Years Ended June 30, 2007 and 2006

Net Income.  Net income rose $7.3 million to $22.3 million for the year ended June 30, 2007 from $15.0 million for the year ended June 30, 2006. The increase in net income was primarily the result of a $9.9 million tax benefit recognized for the reversal of previously established valuation allowances on deferred tax assets. The Company’s results of operations for the fiscal year ended June 30, 2006 were negatively impacted by a $20.7 million pre-tax charitable contribution expense and positively impacted by the investment of stock subscription proceeds received in its initial public offering.

Net Interest Income.  Net interest income decreased by $18.0 million, or 17.2%, to $86.3 million for the year ended June 30, 2007 from $104.3 million for the year ended June 30, 2006. The decrease was caused primarily by a 107 basis point increase in our cost of interest-bearing liabilities to 4.26% for the year ended June 30, 2007 from 3.19% for the year ended June 30, 2006 and an increase in the average balance of interest-bearing liabilities of $101.4 million, or 2.3%, to $4.54 billion for the year ended June 30, 2007 from $4.44 billion for the year ended June 30, 2006. This was partially offset by a 42 basis point improvement in our yield on interest-earning assets to 5.23% for the year ended June 30, 2007 from 4.81% for the year ended June 30, 2006. Our net interest margin decreased by 43 basis points from 2.04% for the year ended June 30, 2006 to 1.61% for the year ended June 30, 2007.

The recent interest rate environment has had a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets have increased far less than the costs of our interest-bearing liabilities. In addition, our interest-bearing liabilities have repriced to current market interest rates faster than the yields earned on our interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising short-term interest rate environment, affecting both our deposits and borrowed funds, and the shift within our deposits to higher costing short-term time deposits. Our net interest margin is likely to decrease further if the yield curve remains inverted.

Interest and Dividend Income.  Total interest and dividend income increased by $33.6 million, or 13.7%, to $279.7 million for the year ended June 30, 2007 from $246.1 million for the year ended June 30, 2006. This increase was primarily due to a 42 basis point increase in the weighted average yield on interest-earning assets to 5.23% for the year ended June 30, 2007 compared to 4.81% for the year ended June 30, 2006. In addition, the average balance of interest-earning assets increased $229.4 million, or 4.5%, to $5.35 billion for the year ended June 30, 2007 from $5.12 billion for the year ended June 30, 2006.

Interest income on loans increased by $54.2 million, or 42.8%, to $180.9 million for the year ended June 30, 2007 from $126.6 million for the year ended June 30, 2006, reflecting an $841.7 million, or 34.7%, increase in the average balance of net loans to $3.27 billion for the year ended June 30, 2007 from $2.43 billion for the year ended June 30, 2006. In addition, the average yield on loans increased to 5.53% for the year ended June 30, 2007 from 5.22% for the year ended June 30, 2006.

Interest income on all other interest-earning assets, excluding loans, decreased by $20.6 million, or 17.3%, to $98.8 million for the year ended June 30, 2007 from $119.5 million for the year ended June 30, 2006. This decrease reflected a $612.3 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 31 basis point increase in the average yield on securities and other interest-earning assets to 4.75% for the year ended June 30, 2007 from 4.44% for the year ended June 30, 2006.

Interest Expense.  Total interest expense increased by $51.6 million, or 36.4%, to $193.4 million for the year ended June 30, 2007 from $141.8 million for the year ended June 30, 2006. This increase was primarily due to a 107 basis point increase in the weighted average cost of total interest-bearing liabilities to 4.26% for the year ended June 30, 2007 compared to 3.19% for the year ended June 30, 2006. In addition, the average balance of total interest-bearing liabilities increased $101.4 million, or 2.3%, to $4.54 billion for the year ended June 30, 2007 from $4.44 billion for the year ended June 30, 2006.

Interest expense on interest-bearing deposits increased $41.7 million, or 43.2% to $138.3 million for the year ended June 30, 2007 from $96.6 million for the year ended June 30, 2006. This increase was due to a $95.4 million increase in the average balance of interest-bearing deposits and a 114 basis point increase in the average cost of interest-bearing deposits.

Interest expense on borrowed funds increased by $9.9 million, or 21.9%, to $55.1 million for the year ended June 30, 2007 from $45.2 million for the year ended June 30, 2006. This increase was primarily due to an 86 basis point increase in the average cost of borrowed funds to 4.91% for the year ended June 30, 2007 from 4.05% for the year ended June 30, 2006. In addition, the average balance of borrowed funds increased by $6.0 million or 0.5%, to $1.12 billion for the year ended June 30, 2007.

Provision for Loan Losses.  Our provision for loan losses was $725,000 for the year ended June 30, 2007 compared to $600,000 for the year ended June 30, 2006. There were net charge-offs of $148,000 for the year ended June 30, 2007 compared to net recoveries of $46,000 for the year ended June 30, 2006. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2007 and June 30, 2006”.

Non-Interest Income.  Total non-interest income decreased by $2.7 million to $2.8 million for the year ended June 30, 2007 from $5.6 million for the year ended June 30, 2006. This decrease was largely the result of the $3.7 million loss on the sale of securities during the year ended June 30, 2007 compared to a $5,000 net gain on the sale of securities in the year ended June 30, 2006. This was partially offset by an $877,000 increase in the income associated with our bank owned life insurance contract, primarily from the adoption of a new accounting principle in fiscal 2007 related to investments in insurance contracts.

Non-Interest Expenses.  Total non-interest expenses decreased by $13.3 million, or 15.3%, to $73.6 million for the year ended June 30, 2007 from $86.8 million for the year ended June 30, 2006. The decrease is primarily attributed to the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation in the year ended June 30, 2006 as part of our initial public stock offering. This was partially offset by compensation and fringe benefits increasing by $6.7 million, or 16.0%, to $48.7 million for the year ended June 30, 2007. Expenses for the year ended June 30, 2007 included $5.7 million attributed to stock based awards granted in accordance with the shareholder-approved 2006 Equity Incentive Plan. In addition, the increase reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs.

Income Taxes.  Income tax benefit was $7.4 million for the year ended June 30, 2007, as compared to income tax expense of $7.4 million for the year ended June 30, 2006. The tax benefit is largely attributable to an $8.7 million reduction in the deferred tax asset valuation allowance. This reduction is primarily the result of the reversal of a substantial portion of the previously-established deferred tax asset valuation allowance, as management determined that it is more likely than not that the deferred tax asset will be recognized. In addition, pre-tax income decreased by $7.6 million to $14.8 million at June 30, 2007 from $22.4 million at June 30, 2006. See discussion of deferred tax asset in “Comparison of Financial Condition at June 30, 2007 and June 30, 2006”.

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

Non-Interest Income (Loss).  Total non-interest income increased by $8.0 million to $5.6 million for the year ended June 30, 2006 from a loss of $2.4 million for the year ended June 30, 2005. This increase was largely the result of the losses recorded in the year ended June 30, 2005 on the sale of securities of $9.5 million, primarily attributed to the balance sheet restructuring. This was partially offset by a decrease in income associated with our bank owned life insurance of $1.3 million to $2.7 million for the year ended June 30, 2006.

Non-Interest Expenses.  Total operating expenses decreased by $16.5 million, or 15.9%, to $86.8 million for the year ended June 30, 2006 from $103.3 million for the year ended June 30, 2005. The decrease was primarily attributed to the balance sheet restructuring in the year ended June 30, 2005, in which a loss of $43.6 million on the early extinguishment of debt was realized, partially offset by the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation in the year ended June 30, 2006 as part of our initial public stock offering. In addition, compensation and fringe benefits increased by $6.3 million, or 17.6%, to $42.0 million for the year ended June 30, 2006. This increase was primarily due to staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs. Additionally, $2.4 million is attributed to the recognition in fiscal year 2006 of expense related to the ESOP share allocations to employees for calendar year 2005 and the commitment of shares during the first half of calendar year 2006.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable- rate first mortgages. At June 30, 2007, approximately 42% of our residential portfolio was in variable rate products, while 58% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans and adjustable-rate construction loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.

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

The net interest income analysis uses data derived from a dynamic asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations, if applicable, and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually over a one year period. Net interest income analysis also adjusts the dynamic asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.

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

Quantitative Analysis.  The table below sets forth, as of June 30, 2007, the estimated changes in the Company’s NPV and the Company’s net interest income that would result from the designated changes in the U.S. Treasury yield curve. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate increase or decrease of greater than 200 basis points.

	Net Portfolio Value(2)			Net Interest Income
Change in		Estimated Increase		Estimated Net	Increase (Decrease) in
Interest Rates	Estimated	(Decrease)		Interest	Estimated Net Interest Income
(Basis Points)(1)	NPV	Amount	Percent	Income(3)	Amount	Percent
	(Dollars in thousands)

+200bp	$463,831	$(309,201)	(40.0)%	$75,548	$(11,447)	(13.16)%
0bp	773,032	—	—	86,995	—	—
-200bp	930,318	157,286	20.3%	100,559	13,564	15.59%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities

The table set forth above indicates at June 30, 2007, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 40.0% decrease in NPV and an $11.4 million decrease in net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 20.3% increase in NPV and a $13.6 million increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans were $410.5 million for the year ended June 30, 2007 and $351.9 million for the year ended June 30, 2006. Principal repayments on securities were $413.7 million and $817.6 million for the years ended June 30, 2007 and 2006, respectively. Additionally, during the year ended June 30, 2007, we received proceeds from the sale of securities of $184.1 million.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $16.2 million during the year ended June 30, 2007 and $42.0 million during the year ended June 30, 2006. We experienced a net increase in total deposits of $362.9 million for the year ended June 30, 2007 and a net increase of $61.6 million for the year ended June 30, 2006. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.

Our net borrowings decreased by $207.0 million during the year ended June 30, 2007 and $68.0 million during the year ended June 30, 2006. The decrease in fiscal 2007 is primarily the result of utilizing the proceeds from the sale of securities to repay borrowings. Additionally, our strategy has been to reduce the reliance on wholesale borrowings through normal cash flows.

Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the fiscal year 2007, we originated $377.4 million of loans, purchased $664.4 million of loans and purchased $69.1 million of securities. In fiscal year 2006, we originated $487.8 million of loans, purchased $833.4 million of loans, and purchased $410.4 million of securities. In addition, during fiscal 2007, we utilized $96.7 million to repurchase shares of our common stock under our stock repurchase plans.

At June 30, 2007, we had $273.7 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $212.1 million in unused lines of credit to borrowers and overdraft lines of credit. Certificates of deposit due within one year of June 30, 2007 totaled $2.34 billion, or 63.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $24.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $252.0 million at June 30, 2007. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and others, which provide an additional source of funds. At June 30, 2007, the Company had 12-month commitments for overnight and one month lines of credit with the FHLB and other institutions totaling $300.0 million, of which $200.0 million was outstanding under the overnight line of credit and $33.1 million was outstanding under the one month line. The lines of credit are priced at federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

Investors Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, Investors Savings Bank exceeded all regulatory capital requirements. Investors Savings Bank is considered

“well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(In thousands)

Other borrowed funds(1)	$233,100	$100,000	$610	$—	$333,710
Repurchase agreements(1)	240,000	165,000	300,000	—	705,000
Operating leases	3,793	7,914	8,088	19,766	39,561

Total	$476,893	$272,914	$308,698	$19,766	$1,078,271

(1)	Reflects all debt with an original maturity of longer than one year.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The application of SFAS No. 155 is not expected to have an impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Interpretation No. 48 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 was effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2006 for misstatements (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The application of SAB 108 did not impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial statements.

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

For information regarding market risk see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting that occurred during the Company’s fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVENANCE

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Who Our Directors Are,” “— Our Directors Backgrounds,” “— Nominees for Election as Directors,” “— Continuing Directors,” ‘‘— Meetings of the Board of Directors and Its Committees,” “— Executive Officers,” “— Director Compensation,” “— Executive Officer Compensation,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on October 23, 2007 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the headings “Election of Directors-Director Compensation,” “— Executive Officer Compensation,” “— Summary Compensation Table,” “Employment Agreements,” “Change of Control Agreements,” and “Benefit Plans” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on October 23, 2007 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on October 23, 2007 and is incorporated herein by reference. Information regarding equity compensation plans is presented in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be held on October 23, 2007, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on October 23, 2007 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in Investors Bancorp’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on October 23, 2007 and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
Investors Bancorp, Inc.
Short Hills, New Jersey:

We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiary as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007 in conformity with U.S. generally accepted accounting principles.

Short Hills, New Jersey
August 28, 2007

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2007 and 2006

	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$24,810	39,824
Securities available-for-sale, at estimated fair value (notes 5 and 11)	251,970	528,876
Securities held-to-maturity, net (estimated fair value of $1,472,385 and $1,695,975 at June 30, 2007 and June 30, 2006, respectively) (notes 4 and 11)	1,517,664	1,763,032
Loans receivable, net (note 6)	3,589,373	2,960,583
Loans held-for-sale	3,410	974
Stock in the Federal Home Loan Bank (note 11)	33,887	46,125
Accrued interest receivable (note 7)	24,300	21,053
Office properties and equipment, net (note 9)	27,155	27,911
Net deferred tax asset (note 12)	39,399	28,176
Bank owned life insurance contract (note 3)	88,018	78,903
Other assets	1,102	1,789

	$5,601,088	5,497,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 10)	$3,664,966	3,302,043
Borrowed funds (note 11)	1,038,710	1,245,740
Advance payments by borrowers for taxes and insurance	17,671	15,337
Other liabilities	36,376	33,939

Total liabilities	4,757,723	4,597,059

Stockholders’ equity (notes 2 and 16):
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued; 111,468,952 and 116,275,688 outstanding at June 30, 2007 and June 30, 2006, respectively	532	532
Additional paid-in capital	506,016	524,962
Retained earnings	453,751	426,233
Treasury stock, at cost; 4,806,736 shares at June 30, 2007	(70,973)	—
Unallocated common stock held by the employee stock ownership plan	(38,996)	(40,414)
Accumulated other comprehensive loss	(6,965)	(11,126)

Total stockholders’ equity	843,365	900,187

Commitments and contingencies (notes 8 and 14)

Total liabilities and stockholders’ equity	$5,601,088	5,497,246

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share data)

Interest and dividend income:
Loans receivable and loans held-for-sale	$180,859	126,613	76,857
Securities:
Government-sponsored enterprise obligations	5,355	6,843	5,496
Mortgage-backed securities	78,528	97,557	138,210
Equity securities available-for-sale	1,383	1,825	1,776
Municipal bonds and other debt	9,967	6,805	1,369
Interest-bearing deposits	692	2,863	489
Repurchase agreements	—	613	—
Federal Home Loan Bank stock	2,905	2,949	2,327

Total interest and dividend income	279,689	246,068	226,524

Interest expense:
Deposits (note 10)	138,271	96,578	69,862
Secured borrowings	55,127	45,218	56,817

Total interest expense	193,398	141,796	126,679

Net interest income	86,291	104,272	99,845
Provision for loan losses (note 6)	725	600	600

Net interest income after provision for loan losses	85,566	103,672	99,245

Non-interest income (loss):
Fees and service charges	2,600	2,524	2,451
Income on bank owned life insurance contract (note 3)	3,551	2,674	3,977
Gain on sales of mortgage loans, net	244	289	406
(Loss) gain on securities transactions, net (notes 4 and 5)	(3,666)	5	(9,494)
Gain on sale of other real estate owned, net	—	5	38
Other income	114	83	191

Total non-interest income (loss)	2,843	5,580	(2,431)

Non-interest expenses:
Compensation and fringe benefits (note 13)	48,689	41,963	35,695
Advertising and promotional expense	3,275	2,502	2,636
Office occupancy and equipment expense (notes 9 and 14)	9,969	10,306	10,340
Federal insurance premiums	437	470	470
Stationery, printing, supplies and telephone	1,579	1,756	1,711
Legal, audit, accounting, and supervisory examination fees	1,927	1,746	1,456
Data processing service fees	3,929	3,633	3,340
Amortization of premium on deposit acquisition	—	—	1,102
Loss on early extinguishment of debt (note 11)	—	—	43,616
Contribution to charitable foundation (note 2)	—	20,651	—
Other operating expenses	3,768	3,803	2,936

Total non-interest expenses	73,573	86,830	103,302

Income (loss) before income tax (benefit) expense	14,836	22,422	(6,488)
Income tax (benefit) expense (note 12)	(7,430)	7,408	(3,346)

Net income (loss)	$22,266	15,014	(3,142)

Earnings per share — basic and diluted (fiscal 2007 represents a full year, fiscal 2006 represents the period from October 11, 2005 to June 30, 2006) (note 19)	$0.20	0.06	n/a
Weighted average shares outstanding
Basic	110,812,975	112,140,953	n/a
Diluted	110,831,942	112,140,953	n/a

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2007, 2006 and 2005

					Unallocated
					Common	Accumulated
		Additional			Stock	Other	Total
	Common	Paid-in	Retained	Treasury	Held by	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	ESOP	Loss	Equity
	(In thousands)

Balance at June 30, 2004	$—	25	414,361	—	—	(12,723)	401,663
Comprehensive income:
Net loss	—	—	(3,142)	—	—	—	(3,142)
Change in minimum pension liability, net of tax benefit of $234	—	—	—	—	—	(346)	(346)
Unrealized gain on securities available-for-sale, net of tax expense of $2,307	—	—	—	—	—	3,212	3,212
Reclassification adjustment for losses included in net income, net of tax of $3,656	—	—	—	—	—	6,440	6,440

Total comprehensive income							6,164

Balance at June 30, 2005	—	25	411,219	—	—	(3,417)	407,827
Comprehensive income:
Net income	—	—	15,014	—	—	—	15,014
Change in minimum pension liability, net of tax expense of $490	—	—	—	—	—	733	733
Unrealized loss on securities available-for-sale, net of tax benefit of $5,802	—	—	—	—	—	(8,442)	(8,442)

Total comprehensive income							7,305

Sale of 53,175,907 shares of common stock in the initial public offering and issuance of 63,099,781 shares to mutual holding company	532	524,642	—	—	—	—	525,174
Purchase of common stock by the ESOP	—	—	—	—	(42,541)	—	(42,541)
ESOP shares allocated or committed to be released	—	295	—	—	2,127	—	2,422

Balance at June 30, 2006	532	524,962	426,233	—	(40,414)	(11,126)	900,187
Comprehensive income:
Net income	—	—	22,266	—	—	—	22,266
Change in minimum pension liability, net of tax benefit of $510	—	—	—	—	—	(766)	(766)
Unrealized gain on securities available-for-sale, net of tax expense of $5,967	—	—	—	—	—	8,970	8,970
Reclassification adjustment for losses on securities available-for-sale included in net income, net of tax benefit of $1,347	—	—	—	—	—	(1,951)	(1,951)

Total comprehensive income							28,519

Cummulative effect of change in accounting for bank owned life insurance	—	—	5,564	—	—	—	5,564
Purchase of treasury stock (6,473,695 shares)	—	—	—	(96,706)	—	—	(96,706)
Treasury stock allocated to restricted stock plan	—	(25,421)	(312)	25,733	—	—	—
Funded status of postretirement plans upon adoption of SFAS No. 158, net of tax benefit of $1,395	—	—	—	—	—	(2,092)	(2,092)
Compensation cost for stock options and restricted stock	—	5,821	—	—	—	—	5,821
ESOP shares allocated or committed to be released	—	654	—	—	1,418	—	2,072

Balance at June 30, 2007	$532	506,016	453,751	(70,973)	(38,996)	(6,965)	843,365

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$22,266	15,014	(3,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	15,488	—
ESOP and stock-based compensation expense	7,893	2,422	—
Amortization of premiums and accretion of discounts on securities, net	1,552	1,441	5,542
Amortization of premium on deposit acquisition	—	—	1,102
Amortization of premium and accretion of fees and costs on loans, net	1,852	2,015	1,492
Provision for loan losses	725	600	600
Depreciation and amortization of office properties and equipment	2,777	2,883	2,807
Loss (gain) on securities transactions, net	3,666	(5)	9,494
Loss on early extinguishment of debt	—	—	43,616
Mortgage loans originated for sale	(41,887)	(28,355)	(53,548)
Proceeds from mortgage loan sales	39,934	31,082	51,970
Gain on sales of mortgage loans, net	(244)	(289)	(406)
Proceeds from sales of other real estate owned	—	5	315
Net gain on sales of other real estate owned	—	(5)	(38)
Death benefits on bank owned life insurance contract	—	—	(2,800)
Increase in bank owned life insurance contract	(3,551)	(2,674)	(1,177)
(Increase) decrease in accrued interest receivable	(3,247)	(2,790)	4,398
Deferred tax benefit	(13,938)	(9,738)	(69)
(Increase) decrease in other assets	(180)	856	570
(Decrease) increase in other liabilities	(1,459)	14,022	(18,201)

Total adjustments	(6,107)	26,958	45,667

Net cash provided by operating activities	16,159	41,972	42,525

Cash flows from investing activities:
Purchases of loans receivable	(664,384)	(833,449)	(857,324)
Net repayments (originations) of loans receivable	32,778	(135,845)	(32,914)
Purchases of mortgage-backed securities held-to-maturity	(22,696)	(64,356)	(261,064)
Purchases of debt securities held-to-maturity	(46,362)	(346,005)	(23,000)
Purchases of mortgage-backed securities available-for-sale	—	—	(62,175)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	279,392	457,351	689,885
Proceeds from calls/maturities on debt securities held-to-maturity	10,137	229,495	25,351
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	89,170	130,760	242,890
Proceeds from sales of mortgage-backed securities held-to-maturity	22,942	—	46,942
Proceeds from sales of mortgage-backed securities available-for-sale	161,112	—	550,071
Proceeds from sales of equity securities available-for-sale	—	—	20,729
Proceeds from call of equity securities available-for-sale	35,000	—	—
Proceeds from redemptions of Federal Home Loan Bank stock	48,889	87,748	82,376
Purchases of Federal Home Loan Bank stock	(36,651)	(73,185)	(61,074)
Purchases of office properties and equipment	(2,021)	(1,250)	(5,403)
Proceeds from death benefits on bank owned life insurance contract	—	—	3,291

Net cash (used in) provided by investing activities	(92,694)	(548,736)	358,581

Cash flows from financing activities:
Net increase (decrease) in deposits	362,923	61,623	(26,515)
Net proceeds from sale of common stock	—	509,686	—
Loan to ESOP for purchase of common stock	—	(42,541)	—
Net (decrease) increase in funds borrowed under short-term repurchase agreements	(165,000)	325,000	—
Proceeds from funds borrowed under other repurchase agreements	360,000	475,000	605,000
Repayments of funds borrowed under other repurchase agreements	(585,000)	(930,000)	(1,027,616)
Net increase in other borrowings	182,970	61,971	87,971
Net increase in advance payments by borrowers for taxes and insurance	2,334	4,520	3,730
Purchase of treasury stock	(96,706)	—	—

Net cash provided by (used in) financing activities	61,521	465,259	(357,430)

Net (decrease) increase in cash and cash equivalents	(15,014)	(41,505)	43,676
Cash and cash equivalents at beginning of year	39,824	81,329	37,653

Cash and cash equivalents at end of year	$24,810	39,824	81,329

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$—	—	123
Cash paid during the year for:
Interest	194,304	142,498	127,307
Income taxes	9,591	9,052	16,388

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005

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

If management has the positive intent and the Company has the ability to hold debt and mortgage-backed securities until maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are debt and mortgage-backed securities which the Company may sell prior to maturity, and all marketable equity securities. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The estimated fair value of these securities is determined by use of quoted market prices.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment loss is charged to earnings and a new cost basis is established for the security. To determine whether an impairment is other-than-temporary, the Company considers, among other things, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the issuer and whether the Company has the ability and intent to hold the investment until a market price recovery.

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be any multi-family, commercial or construction loans greater than $300,000 which are classified as substandard or below. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from impaired loans.

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

The Company has purchased a bank owned life insurance contract in consideration of its obligation for certain employee benefit costs. The Company’s investment in such insurance contract has been reported in 2007 at contract value determined in accordance with EITF Issue No. 06-5 (See Note 3) and in 2006 at cash surrender value. Beginning in fiscal 2007, changes in the contract value other than death benefit proceeds are recorded in non-interest income, based on EITF Issue No. 06-5. Prior to fiscal 2007, changes in the cash surrender value and death benefit proceeds received in excess of the related cash surrender value were recorded as non-interest income.

(i)	Intangible Asset

Deposit acquisition premiums were amortized on a straight-line basis over ten years. There were no unamortized premiums remaining at June 30, 2007 and 2006.

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

The Company records income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

As discussed in Note 13, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” as of June 30, 2007. This statement requires an employer to: (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize, in comprehensive income, changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet will be effective for the Company as of June 30, 2009.

The Company has a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by participants and recognizes expense as its contributions are made.

The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of Statement of Position No. 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants.

The Company’s equity incentive plan is accounted for in accordance with SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock based awards issued to employees.

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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(o)	Reclassification

Certain reclassifications have been made in the consolidated financial statements for 2006 and 2005 to conform to the classification presented in 2007.

(2)	Stock Transactions

Stock Offering

The Company completed its initial public stock offering on October 11, 2005 selling 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Upon completion of the initial public offering, Investors Bancorp, MHC, a New Jersey chartered mutual holding company, held 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to Investors Savings Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million recorded in the quarter ended December 31, 2005. Net proceeds from the initial offering were $509.7 million. The Company contributed $255.0 million of the net proceeds to the Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.

Stock Repurchase Programs

In September 2006, the Company announced that its Board of Directors authorized a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares, commencing October 12, 2006. At its April 2007 meeting, the Board of Directors approved a second stock repurchase program which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock, or 4,785,831 shares. During the year ended June 30, 2007, the Company purchased 6,473,695 shares at a cost of $96.7 million, or approximately $14.94 per share. Under our stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. Of the shares purchased, 1,666,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use. At June 30, 2007, there are 3,629,726 shares yet to be purchased under the current plan.

(3)	Bank Owned Life Insurance Contract

During fiscal 2002 and 2003, the Company purchased a bank owned life insurance contract at a total cost of $80,000,000. There are two components of the insurance contract value in addition to cash surrender value, referred to as deferred acquisition costs (“DAC”) and claims stabilization reserve (“CSR”). These components were not recognized as assets prior to the adoption of the EITF consensus described below. In fiscal 2005, $1,177,000 was credited to other income for the net increase in the cash surrender value and $2,800,000 was credited to other income for insurance proceeds received for death benefits during the year. In fiscal 2006, $2,674,000 was credited to other income for the net increase in the cash surrender value. These net increases in cash surrender values include the effect of transferring amounts from the cash surrender value to the CSR, in accordance with the contract terms, to segregate a portion of the total insurance contract value as CSR for the payment of future death benefit claims.

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” to address diversity in practice with respect to the calculation of the amount that could be realized. The EITF reached a consensus that a policyholder should consider any additional amounts, such as DAC and CSR, in determining the amount that could be realized under the insurance contract and therefore recognized as an asset. The EITF also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The consensus is effective for fiscal years

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of a fiscal year for periods in which interim or annual financial statements have not yet been issued. The Company elected early adoption of the EITF consensus as of July 1, 2006 and recorded an asset of $5.6 million for the guaranteed DAC and CSR balances, through a cumulative effect adjustment to retained earnings due to a change in accounting principle.

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

(4)	Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held-to-maturity are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities:
Government-sponsored enterprises	$119,900	8	4,233	115,675
Municipal bonds	14,048	207	19	14,236
Corporate and other debt securities	166,074	592	769	165,897

	300,022	807	5,021	295,808

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	641,452	506	23,544	618,414
Federal National Mortgage Association	438,830	748	14,574	425,004
Government National Mortgage Association	6,049	174	1	6,222
Federal housing authorities	3,027	224	—	3,251
Non-agency securities	128,284	39	4,637	123,686

	1,217,642	1,691	42,756	1,176,577

Total securities held-to-maturity	$1,517,664	2,498	47,777	1,472,385

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities:
Government-sponsored enterprises	$120,062	12	6,418	113,656
Municipal bonds	14,177	226	25	14,378
Corporate and other debt securities	130,111	37	409	129,739

	264,350	275	6,852	257,773

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	808,952	189	33,698	775,443
Federal National Mortgage Association	527,338	583	20,459	507,462
Government National Mortgage Association	8,249	203	10	8,442
Federal housing authorities	3,189	253	—	3,442
Non-agency securities	150,954	—	7,541	143,413

	1,498,682	1,228	61,708	1,438,202

Total securities held-to-maturity	$1,763,032	1,503	68,560	1,695,975

During the year ended June 30, 2007, proceeds from sales of securities from the held-to-maturity portfolio were $22,942,000 resulting in gross realized losses of $364,000. The Company also realized a $4,000 loss on the call of a debt security. There were no sales from the held-to-maturity portfolio during the year ended June 30, 2006, however the Company realized a $5,000 gain on the call of a debt security. During the year ended June 30, 2005, proceeds from sales of securities from the held-to-maturity portfolio were $46,942,000 resulting in gross realized gains of $616,000 and gross realized losses of $14,000. The held-to-maturity securities sold in fiscal 2007 and 2005 represented mortgage-backed securities for which principal payments had been received in an amount greater than 85% of the securities’ original amortized cost. Accordingly, these sales do not call into question the Company’s intent to hold to maturity other securities classified as held-to-maturity.

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of debt securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2007
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$1,850	1,863
Due after one year through five years	66,285	63,829
Due after five years through ten years	59,163	57,446
Due after ten years	172,724	172,670

Total	$300,022	295,808

A portion of the Company’s securities are pledged to secure borrowings. See Note 11 for additional information.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Gross unrealized losses on securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and 2006, were as follows:

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities:
Government-sponsored enterprises	$—	—	114,887	4,233	114,887	4,233
Municipal bonds	—	—	1,474	19	1,474	19
Corporate and other debt securities	44,160	528	9,891	241	54,051	769

	44,160	528	126,252	4,493	170,412	5,021

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	31,288	419	543,293	23,125	574,581	23,544
Federal National Mortgage Association	54,970	1,012	334,386	13,562	389,356	14,574
Government National Mortgage Association	581	1	—	—	581	1
Non-agency securities	—	—	115,141	4,637	115,141	4,637

	86,839	1,432	992,820	41,324	1,079,659	42,756

Total	$130,999	1,960	1,119,072	45,817	1,250,071	47,777

	June 30, 2006
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities:
Government-sponsored enterprises	$27,807	1,193	84,895	5,225	112,702	6,418
Municipal bonds	—	—	1,596	25	1,596	25
Corporate and other debt securities	53,041	409	—	—	53,041	409

	80,848	1,602	86,491	5,250	167,339	6,852

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	243,314	5,744	522,465	27,954	765,779	33,698
Federal National Mortgage Association	206,292	5,447	265,759	15,012	472,051	20,459
Government National Mortgage Association	929	7	320	3	1,249	10
Non-agency securities	32,326	1,335	111,087	6,206	143,413	7,541

	482,861	12,533	899,631	49,175	1,382,492	61,708

Total	$563,709	14,135	986,122	54,425	1,549,831	68,560

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The unrealized losses on investments in debt securities were attributable to increases in market interest rates subsequent to purchase. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Since the Company has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.

The unrealized losses on investments in mortgage-backed securities were attributable to increases in market interest rates subsequent to purchase. The contractual cash flows of 89.3%, or an estimated fair value of $963.9 million, of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set in the investment policy of the Company. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.

(5)	Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$68,635	15	1,427	67,223
Federal National Mortgage Association	70,059	162	1,365	68,856
Non-agency securities	119,598	—	3,707	115,891

Total securities available-for-sale	$258,292	177	6,499	251,970

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Equity securities	$35,000	35	—	35,035

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	124,845	14	4,095	120,764
Federal National Mortgage Association	208,545	—	6,751	201,794
Non-agency securities	178,446	—	7,163	171,283
	511,836	14	18,009	493,841

Total securities available-for-sale	$546,836	49	18,009	528,876

During the year ended June 30, 2007, proceeds from sales of securities from the available-for-sale portfolio were $161,112,000 resulting in gross realized losses of $3,298,000. There were no sales from the securities available-for-sale portfolio during the year ended June 30, 2006. During the year ended June 30, 2005, proceeds from sales of securities from the available-for-sale portfolio were $570,800,000 resulting in gross realized gains of $409,000 and gross realized losses of $10,505,000.

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

Gross unrealized losses on securities available-for-sale and the estimated fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 and 2006, were as follows:

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$—	—	50,031	1,427	50,031	1,427
Federal National Mortgage Association	—	—	49,858	1,365	49,858	1,365
Non-agency securities	—	—	115,891	3,707	115,891	3,707

Total	$—	—	215,780	6,499	215,780	6,499

	June 30, 2006
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$6,608	87	105,129	4,008	111,737	4,095
Federal National Mortgage Association	92,580	2,549	109,214	4,202	201,794	6,751
Non-agency securities	47,079	1,551	124,204	5,612	171,283	7,163

Total	$146,267	4,187	338,547	13,822	484,814	18,009

The unrealized losses on investments in mortgage-backed securities were attributed to increases in market rates subsequent purchase. The contractual cash flows of 46.3%, or an estimated fair value of $99.9 million, of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set forth in the investment policy of the Company. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery (which may occur at or near maturity), these investments are not considered other-than-temporarily impaired.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(6)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	June 30,
	2007	2006
	(In thousands)

Residential mortgage loans:
One- to four-family	$3,134,690	2,646,056
FHA	18,522	20,503
Multi-family and commercial	107,350	76,976
Construction loans	152,670	65,459
Consumer and other loans	161,395	139,336

Total loans	3,574,627	2,948,330

Premiums on purchased loans	23,587	20,327
Deferred loan fees, net	(1,924)	(1,734)
Allowance for loan losses	(6,917)	(6,340)

	$3,589,373	2,960,583

A substantial portion of the Company’s loans are secured by real estate located in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. See Note 8 for further discussion of concentration of credit risk.

An analysis of the allowance for loan losses is as follows:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Balance at beginning of year	$6,340	5,694	5,193

Loans charged off	(151)	(153)	(125)
Recoveries	3	199	26

Net charge-offs	(148)	46	(99)
Provision for loan losses	725	600	600

Balance at end of year	$6,917	6,340	5,694

A comparative summary of loans receivable contractually in arrears for three months or more is as follows:

	No. of Loans	Amount
		(In thousands)

June 30, 2007	35	$5,149
June 30, 2006	31	3,299
June 30, 2005	64	7,865

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2007 and 2006, impaired loans were primarily collateral dependent and totaled $1,488,000 and $345,000, for which allocations to the allowance for loan losses of $0 and $173,000, were identified, respectively. Interest income received and recognized on these loans was immaterial for each year presented. The average balance of impaired loans was $6,825,000, $348,000 and $478,000 during the years ended June 30, 2007, 2006 and 2005, respectively.

(7)	Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	June 30,
	2007	2006
	(In thousands)

Securities	$8,507	10,110
Loans receivable	15,793	10,943

	$24,300	21,053

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

At June 30, 2007, the Company had commitments to originate fixed- and variable-rate loans of approximately $34,913,000 and $101,466,000, respectively; commitments to purchase fixed- and variable-rate loans of $111,739,000 and $25,583,000, respectively; and unused home equity, construction and overdraft lines of credit totaling approximately $212,061,000. No commitments are included in the accompanying consolidated financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

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

The Company principally grants residential mortgage loans and, to lesser extent, commercial real estate, construction and consumer loans to borrowers throughout New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks, and adequate provisions for loan losses are provided for all probable and estimable losses. Collateral and/or government or private guarantees are required for virtually all loans.

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2007 and 2006 was $287.9 million and $266.5 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At June 30, 2007, the Company had commitments of approximately $9,989,000 to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company also had commitments of $13,399,000 to sell loans at June 30, 2007. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.

(9)	Office Properties and Equipment, Net

Office properties and equipment are summarized as follows:

	June 30,
	2007	2006
	(In thousands)

Land	$5,458	5,458
Office buildings	11,247	11,247
Leasehold improvements	13,634	13,626
Furniture, fixtures and equipment	16,451	16,907
Construction in process	1,004	470

	47,794	47,708
Less accumulated depreciation and amortization	20,639	19,797

	$27,155	27,911

Depreciation and amortization expense for the years ended June 30, 2007, 2006 and 2005 was $2,777,000, $2,883,000 and $2,807,000, respectively.

(10)	Deposits

Deposits are summarized as follows:

	June 30,
	2007			2006
	Weighted		%	Weighted		%
	Average		of	Average		of
	Rate	Amount	Total	Rate	Amount	Total
	(Dollars in thousands)

Savings	2.30%	$320,880	8.76%	0.83%	$226,245	6.85%
Checking accounts	2.39	388,215	10.59	2.08	349,014	10.57
Money market deposits	2.37	182,274	4.97	1.56	212,200	6.43

Total transaction accounts	2.35	891,369	24.32	1.58	787,459	23.85
Certificates of deposit	5.06	2,773,597	75.68	4.06	2,514,584	76.15

	4.40%	$3,664,966	100.00%	3.47%	$3,302,043	100.00%

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Scheduled maturities of certificates of deposit are as follows:

June 30, 2007
(In thousands)

Within one year	$2,338,658
One to two years	331,721
Two to three years	53,834
Three to four years	7,786
After four years	41,598

$2,773,597

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $716,056,000 and $548,431,000 as of June 30, 2007 and 2006, respectively.

Interest expense on deposits consists of the following:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Savings	$4,412	2,820	2,349
Checking accounts	7,419	6,027	2,533
Money market deposits	3,596	3,423	5,075
Certificates of deposit	122,844	84,308	59,905

	$138,271	96,578	69,862

(11)	Borrowed Funds

Borrowed funds are summarized as follows:

	June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Funds borrowed under repurchase agreements:
FHLB	$305,000	4.57%	$670,000	4.48%
Other brokers	400,000	4.94	425,000	5.02

Total funds borrowed under repurchase agreements	705,000	4.78	1,095,000	4.69
Other borrowed funds:
FHLB advances	233,710	5.44	150,740	5.36
Other brokers	100,000	5.38	—	—

Total other borrowed funds	333,710	5.42	150,740	5.36

Total borrowed funds	$1,038,710	4.98	$1,245,740	4.77

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Borrowed funds had scheduled maturities as follows:

	June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Within one year	$473,100	5.09%	$850,000	4.88%
One to two years	165,000	4.66	80,104	3.62
Two to three years	100,000	5.08	65,000	3.85
Three to four years	250,000	5.00	—	—
Four to five years	50,610	4.77	250,000	5.00
After five years	—	—	636	1.25

Total borrowed funds	$1,038,710	4.98	$1,245,740	4.77

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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	June 30,
	2007	2006
	(In thousands)

Amortized cost of collateral:
Debt securities	$95,120	—
Mortgage-backed securities	802,177	1,230,119

Total amortized cost of collateral	$897,297	1,230,119

Fair value of collateral:
Debt securities	$91,595	—
Mortgage-backed securities	776,039	1,179,806

Total fair value of collateral	$867,634	1,179,806

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.

During the years ended June 30, 2007 and 2006, the maximum month-end balance of the repurchase agreements was $1,095,000,000 and $1,160,000,000, respectively. The average amount of repurchase agreements outstanding during the years ended June 30, 2007 and 2006 was $925,280,000 and $1,008,406,000, respectively, and the average interest rate was 4.80% and 4.03%, respectively.

At June 30, 2007, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB totaling $200.0 million, of which $100.0 million was outstanding under the overnight line of credit. Both lines of credit are priced at federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

During the year ended June 30, 2005, the Company prepaid $448,000,000 in borrowings from the FHLB under repurchase agreements and incurred a loss of $43,616,000 on early extinguishment of debt.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

The components of income tax (benefit) expense are as follows:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Current tax expense (benefit):
Federal	$5,143	15,755	(4,179)
State	1,365	1,391	902

	6,508	17,146	(3,277)

Deferred tax expense (benefit):
Federal	6,625	(9,584)	(25)
State	(20,563)	(154)	(44)

	(13,938)	(9,738)	(69)

Total income tax (benefit) expense	$(7,430)	7,408	(3,346)

The following table presents a reconciliation between the actual income tax (benefit) expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35% as follows:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

“Expected” federal income tax expense (benefit)	$5,193	7,848	(2,271)
State tax, net	(12,479)	804	558
Bank owned life insurance	(1,243)	(936)	(1,392)
Change in valuation allowance for federal deferred tax assets	1,075	—	401
Dividend received deduction	(339)	(447)	(435)
Other	363	139	(207)

Total income tax (benefit) expense	$(7,430)	7,408	(3,346)

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	June 30,
	2007	2006
	(In thousands)

Deferred tax asset:
Employee benefits	$13,440	7,307
Deferred compensation	641	1,378
State net operating loss (“NOL”) carryforwards	9,885	6,939
Intangible assets	1,360	1,890
Allowance for loan losses	2,625	2,059
Net unrealized loss on securities available-for-sale	2,582	7,203
New Jersey alternative minimum assessment	2,724	2,750
Capital losses on equity securities	1,732	1,732
Contribution to charitable foundation	7,467	8,513
Federal NOL carryforwards	—	652
ESOP shares allocated	1,448	869
Other	1,079	1,416

Gross deferred tax asset	44,983	42,708
Valuation allowance	(3,947)	(12,624)

	41,036	30,084

Deferred tax liability:
Discount accretion	366	443
Premises and equipment, differences in depreciation	53	427
ESOP loan amortization	1,218	1,038

Gross deferred tax liability	1,637	1,908

Net deferred tax asset	$39,399	28,176

A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. During the year ended June 30, 2007, the Company performed an assessment of its ability to realize certain deferred tax assets and concluded that, based on current facts and circumstances, a portion of the associated valuation allowance was no longer required. Those facts and circumstances included, but were not limited to, the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the decision to discontinue the operations of the Company’s Real Estate Investment Trust’s (“REIT”) operations and transfer the REIT’s assets to the Bank due to recently passed legislation in the State of New Jersey. As a result, the Company recognized a deferred tax benefit of $9.9 million during the year ended June 30, 2007 for the reversal of the previously established deferred tax asset valuation allowance. The reversal included the recognition of tax benefits associated with state net operating loss carryforwards and minimum tax assessment and a portion of the Company’s capital losses related to the sale of equity securities. This benefit was partially offset by an additional valuation allowance established for the contribution to the charitable foundation.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2007 and 2006, the Company has state net operating loss carryforwards of approximately $169,000,000 and $119,000,000, respectively. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset, net of the existing valuation allowances.

At June 30, 2007 and 2006 the valuation allowance was $3,947,000 and $12,624,000, respectively. These amounts relate to tax benefits which, as of those dates, were not more likely than not to be realized.

Retained earnings at June 30, 2007 included approximately $36,528,000 for which deferred income taxes of approximately $14,900,000 have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

(13)	Benefit Plans

Defined Benefit Pension Plan

The Company maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company’s required contribution and pension cost was $2,141,000, $2,831,000 and $2,610,000 in 2007, 2006 and 2005, respectively. The accrued pension liability was $450,000 and $476,000 at June 30, 2007 and 2006, respectively.

SERP, Directors’ Plan and Other Postretirement Benefits Plan

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” effective June 30, 2007. SFAS No. 158 requires an employer to: (a) recognize in its balance sheet the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the date of its year-end balance sheet; and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. SFAS No. 158 does not change how an employer determines the amount of net periodic benefit cost. The following table shows the impact of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet at June 30, 2007.

	Before Adoption of		After Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Net deferred tax asset	$38,004	$1,395	$39,399
Other Assets	1,883	(781)	1,102
Total assets	5,600,474	614	5,601,088
Other liabilities	33,670	2,706	36,376
Total liabilities	4,755,017	2,706	4,757,723
Accumulated other comprehensive loss	4,873	2,092	6,965
Total stockholders’ equity	845,457	(2,092)	843,365

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth information regarding the SERP and the directors’ defined benefit plan, and for the other postretirement benefits plan:

	SERP and Directors’ Plan		Other Benefits
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$15,711	$14,351	$8,596	$11,805
Service cost	1,184	1,381	159	196
Interest cost	898	801	539	497
Amendment to plan	(877)	976	—	—
Actuarial (gain) loss	365	(1,048)	173	(3,631)
Benefits paid	(750)	(750)	(319)	(271)

Benefit obligation at end of year	$16,531	$15,711	$9,148	$8,596

Funded status	$(16,531)	$(15,711)	$(9,148)	$(8,596)

The underfunded pension benefits of $16.5 million and other postretirement benefits of $9.1 million at June 30, 2007 are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive loss related to pension plans and other postretirement benefits, on a pre-tax basis, at June 30, 2007 are summarized in the following table.

	SERP and	Other
	Directors’ Plan	Benefits
	(In thousands)

Prior service cost	$113	$—
Net obligation	—	1,607
Net actuarial loss	2,918	739

Total amounts recognized in accumulated other comprehensive loss	$3,031	$2,346

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Information concerning the funded status of our SERP and director’s plans and other postretirement benefits plan and the net amounts recognized in the consolidated balance sheet at June 30, 2006 prior to the adoption of SFAS No. 158, is summarized below.

	SERP and	Other
	Directors’ Plan	Benefits
	(In thousands)

Funded status	$(15,711)	$(8,596)
Unrecognized prior service cost	1,008	—
Unrecognized net obligation	—	1,808
Unrecognized net actuarial loss	2,703	565

Net amount recognized	$(12,000)	$(6,223)

Components of net amount recognized:
Accrued benefit liability	$(13,480)	$(6,223)
Intangible asset	867	—
Accumulated other comprehensive loss (pre-tax)	613	—

Net amount recognized	$(12,000)	$(6,223)

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $16,121,000 and $13,480,000 at June 30, 2007 and 2006, respectively. The measurement date for our SERP, directors’ plan and other postretirement benefits plan is June 30.

The weighted-average actuarial assumptions used in the plan determinations at June 30, 2007 and 2006 were as follows:

	SERP and Directors’ Plan		Other Benefits
	2007	2006	2007	2006

Discount rate	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase	5.05	6.82	—	—

The components of net periodic benefit cost are as follows:

	SERP and Directors’ Plan			Other Benefits
	Years Ended June 30,			Years Ended June 30,
	2007	2006	2005	2007	2006	2005
			(In thousands)

Service cost	$1,184	$1,381	$729	$159	$196	$217
Interest cost	898	801	751	539	497	572
Amortization of:
Prior service cost	19	186	89	—	—	—
Transition obligation	—	—	—	200	201	201
Net loss	150	325	199	—	94	86

Total net periodic benefit cost	$2,251	$2,693	$1,768	$898	$988	$1,076

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following are the weighted average assumptions used to determine net periodic benefit cost:

	SERP and
	Directors’ Plan			Other Benefits
	Years Ended June 30,			Years Ended June 30,
	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	5.25%	6.25%	6.25%	5.25%	6.25%
Rate of compensation increase	6.82	7.21	6.60	—	—	—

The assumed health care cost trend rate used to measure the expected cost of other postretirement benefits for fiscal 2007 was 8.00%. The rate was assumed to decrease gradually to 5.00% for 2012 and remain at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects on other postretirement benefits:

	1% Increase	1% Decrease
	(In thousands)

Effect on:
Total service and interest cost	$125	$(100)
Postretirement benefit obligations	1,508	(1,216)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten years are as follows:

	SERP and
	Directors’ Plan	Other Benefits
	(In thousands)

2008	$3,753	$331
2009	1,268	366
2010	1,357	392
2011	1,306	410
2012	1,288	450
2013 through 2017	7,402	2,700

In December 2006, the Director Plan was amended to cap compensation at the current level and close the plan to new participants.

401(k) Plan

In February 2006, the Company instituted a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended June 30, 2007 and 2006 were $406,000 and $163,000, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at June 30, 2007 was $39,558,000. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

At June 30, 2007, shares allocated to participants were 283,605 since the plan’s inception and shares committed to be released were 70,901. Shares that are committed to be released will be allocated to participants at

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 3,899,566 at June 30, 2007, and had a fair market value of $52,371,000. ESOP compensation expense for the years ended June 30, 2007 and 2006, was $2,072,000 and $2,422,000, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental payments consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounted to $186,000 and $274,000 in 2007 and 2006, respectively.

Equity Incentive Plan

At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. On November 20, 2006, certain officers and employees and a service vendor of the Company were granted in aggregate 2,790,000 stock options and 1,120,000 shares of restricted stock, and non-employee directors received in aggregate 1,367,401 stock options and 546,959 shares of restricted stock. On December 1, 2006, certain other officers and employees of the Company were granted a total of 290,000 options. The Company adopted SFAS No. 123R, “Share-Based Payment”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

SFAS No. 123R also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense. There were no such excess tax benefits in fiscal 2007. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of operations to correspond with the same line item as the cash compensation paid.

Stock options generally vest over a five-year service period. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under SAB 107. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option, which is ten years. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.

Restricted shares generally vest over a five-year service period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

During the year ended June 30, 2007 the Company recorded $5.8 million of share-based expense, comprised of stock option expense of $2.4 million and restricted stock expense of $3.4 million.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2007 and changes therein during the year then ended:

Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value

Non-vested at June 30, 2006	—	—
Granted	1,666,959	$15.25
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2007	1,666,959	$15.25

Expected future compensation expense relating to the non-vested restricted shares at June 30, 2007 is $22.0 million over a weighted average period of 4.3 years.

The following is a summary of the Company’s stock option activity and related information for its option plans for the year ended June 30, 2007:

Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at June 30, 2006	—	—
Granted	4,447,401	$15.26
Exercised	—	—
Forfeited	(10,000)	15.35

Outstanding at June 30, 2007	4,437,401	$15.26	9.4 years	$—

Exercisable at June 30, 2007	—	—	N/A	N/A

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2007

Expected dividend yield	0.86%
Expected volatility	17.81%
Risk-free interest rate	4.58%
Expected option life	6.5 years

The weighted average grant date fair value of options granted in fiscal 2007 was $4.17 per share. Expected future expense relating to the non-vested options outstanding as of June 30, 2007 is $16.1 million over a weighted average period of 4.3 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2007, the Company was obligated under noncancelable operating leases for premises. Rental expense under these leases aggregated approximately $3,823,000, $3,812,000 and $3,700,000 for the fiscal years 2007, 2006 and 2005, respectively. The projected minimum rental commitments are as follows:

Year Ending June 30,	Amount
(In thousands)

2008	$3,793
2009	3,906
2010	4,008
2011	4,057
2012	4,031
Thereafter	19,766

$39,561

(15)	Fair Value of Financial Instruments

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

	June 30,
	2007		2006
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)

Financial assets:
Cash and cash equivalents	$24,810	24,810	39,824	39,824
Securities available-for-sale	251,970	251,970	528,876	528,876
Securities held-to-maturity	1,517,664	1,472,385	1,763,032	1,695,975
Stock in FHLB	33,887	33,887	46,125	46,125
Loans	3,592,783	3,444,884	2,961,557	2,803,581
Financial liabilities:
Deposits	3,664,966	3,654,663	3,302,043	3,277,131
Borrowed funds	1,038,710	1,031,764	1,245,740	1,231,908

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2007 and 2006, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2007:
Total capital (to risk-weighted assets)	$693,404	25.0%	$221,924	8.0%	$277,405	10.0%
Tier I capital (to risk-weighted assets)	686,487	24.8	110,962	4.0	166,443	6.0
Tier I capital (to average assets)	686,487	12.5	219,738	4.0	274,673	5.0
As of June 30, 2006:
Total capital (to risk-weighted assets)	$663,141	26.5%	$200,354	8.0%	$250,443	10.0%
Tier I capital (to risk-weighted assets)	656,801	26.2	100,177	4.0	150,266	6.0
Tier I capital (to average assets)	656,801	12.3	214,446	4.0	268,057	5.0

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(17)	Parent Company Only Financial Statements

The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Savings Bank, using the equity method of accounting.

Balance Sheets

	June 30,
	2007	2006
	(In thousands)

Assets:
Cash and due from bank	$120,833	211,794
Investment in subsidiary	682,749	646,910
ESOP loan receivable	39,558	39,999
Other assets	9,345	1,851

Total Assets	$852,485	900,554

Liabilities and Stockholders’ Equity:
Total liabilities	$9,120	367
Total stockholders’ equity	843,365	900,187

Total Liabilities and Stockholders’ Equity	$852,485	900,554

Statements of Operations

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Income:
Interest on ESOP loan receivable	$3,082	2,087	—
Interest on deposit with subsidiary	2,929	3,549	—

	6,011	5,636	—
Expenses:
Contribution to charitable foundation	—	20,651	—
Interest expense on stock subscriptions	—	711	—
Other expenses	798	350	—

	798	21,712	—
Income (loss) before income tax expense	5,213	(16,076)	—
Income tax expense	1,168	346	—

Income (loss) before undistributed earnings of subsidiary	4,045	(16,422)	—
Equity in undistributed earnings (loss) of subsidiary	18,221	31,436	(3,142)

Net income (loss)	$22,266	15,014	(3,142)

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$22,266	15,014	(3,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (undistributed earnings) loss of subsidiary	(18,221)	(31,436)	3,142
Contribution of stock to charitable foundation	—	15,488	—
Increase in other assets	(7,494)	(1,851)	—
Increase in other liabilities	8,753	367	—

Net cash provided by (used in) operating activities	5,304	(2,418)	—

Cash flows from investing activities:
Capital contribution to subsidiary	—	(255,500)	—
Loan to ESOP	—	(42,541)	—
Principal collected on ESOP loan	441	2,542	—

Net cash provided by (used in) investing activities	441	(295,499)	—

Cash flows from financing activities:
Proceeds from stock offering, net	—	509,686	—
Purchase of treasury stock	(96,706)	—	—

Cash (used in) provided by financing activities	(96,706)	509,686	—

Net change in cash and due from bank	(90,961)	211,769	—
Cash and due from bank at beginning of year	211,794	25	25

Cash and due from bank at end of year	$120,833	211,794	25

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2007 and 2006.

	Fiscal 2007 Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income	$69,031	69,973	69,298	71,387
Interest expense	46,564	48,979	47,668	50,187

Net interest income	22,467	20,994	21,630	21,200
Provision for loan losses	225	100	200	200

Net interest income after provision for loan losses	22,242	20,894	21,430	21,000
Other income	1,559	(2,191)	1,710	1,765
Operating expenses	17,087	18,247	19,104	19,135

Income before income tax expense (benefit)	6,714	456	4,036	3,630
Income tax expense (benefit)	2,363	(11,564)	1,042	729

Net income	$4,351	12,020	2,994	2,901

Basic earnings per common share	$0.04	0.11	0.03	0.03
Diluted earnings per common share	0.04	0.11	0.03	0.03

	Fiscal 2006 Quarter Ended
	September 30		December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income		$57,200	61,925	61,901	65,042
Interest expense		32,634	34,196	34,530	40,436

Net interest income		24,566	27,729	27,371	24,606
Provision for loan losses		100	100	200	200

Net interest income after provision for loan losses		24,466	27,629	27,171	24,406
Other income		589	2,014	1,358	1,619
Operating expenses		15,599	37,562	16,857	16,812

Income (loss) before income tax expense (benefit)		9,456	(7,919)	11,672	9,213
Income tax expense (benefit)		3,495	(2,980)	3,960	2,933

Net income (loss)		$5,961	(4,939)	7,712	6,280

Basic (loss) earnings per common share	$	n/a	(0.06)	0.07	0.06
Diluted earnings per common share		n/a	n/a	0.07	0.06

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(19)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended June 30, 2007
	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)

Net Income	$22,266

Basic earnings per share:
Income attributable to common stockholders	$22,266	110,812,975	$0.20

Effect of dilutive common stock equivalents	—	18,967

Diluted earnings per share:
Income attributable to common stockholders	$22,266	110,831,942	$0.20

The Company completed its initial public stock offering on October 11, 2005. No common shares were issued or outstanding prior to that date. Basic and diluted earnings per common share for the period October 11, 2005 to June 30, 2006 was $0.06, calculated using net income of $7,258,000 and the weighted average common shares of 112,140,953 for the period. The number of shares for this purpose includes shares held by Investors Bancorp MHC and the Employee Stock Ownership Plan shares previously allocated to participants and shares committed to be released for allocation to participants.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation presents a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of Interpretation No. 48 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants use a dual approach in quantifying misstatements based on their impact on the financial statements and related disclosures. SAB 108 was effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of July 1, 2006 for misstatements (if any) that were not previously deemed material, but are material under the guidance in SAB 108. The application of SAB 108 did not impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial statements.

(21)	Subsequent Events (unaudited)

On August 3, 2007, the Investors Bancorp, Inc. and Summit Federal Bankshares, Inc. (“Summit Inc.”) announced the signing of a definitive agreement under which Summit Federal Bankshares, MHC will merge into Investors Bancorp, MHC (“Investors MHC”), with Investors MHC surviving, to be followed by the merger of Summit Inc. into Investors Bancorp, Inc., with Investors Bancorp, Inc. surviving, and the merger of Summit Federal Savings Bank into Investors Savings Bank, with Investors Savings Bank surviving. Depositors of Summit Federal will become depositors of Investors Savings Bank, and will have the same rights and privileges in Investors MHC as if their accounts had been established in Investors Savings Bank on the date established at Summit Federal. The merger agreement and the related merger transactions are subject to the approval of Summit Federal depositors, regulatory approvals, and other customary closing conditions. As of June 30, 2007, Summit Federal Bank operates five branches in New Jersey and had assets of $120 million, deposits of $103 million and equity of $16 million.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*
3.2	Bylaws of Investors Bancorp, Inc.*
4	Form of Common Stock Certificate of Investors Bancorp, Inc.*
10.1	Form of Employment Agreement*
10.2	Form of Change in Control Agreement*
10.3	Investors Savings Bank Director Retirement Plan*
10.4	Investors Savings Bank Supplemental ESOP and Retirement Plan*
10.5	Investors Savings Bank Executive Supplemental Retirement Wage Replacement Plan*
10.6	Investors Savings Bank Deferred Directors Fee Plan*
10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*
14	Code of Ethics**
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Available on our website www.isbnj.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

By:	/s/ Robert M. Cashill
Robert M. Cashill
Chief Executive Officer and President
(Principal Executive Officer)
(Duly Authorized Representative)

Date: August 29, 2007

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert M. Cashill Robert M. Cashill	Chief Executive Officer and President (Principal Executive Officer)	August 29, 2007

/s/ Domenick A. Cama Domenick A. Cama	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2007

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	August 29, 2007

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	August 29, 2007

/s/ Patrick J. Grant Patrick J. Grant	Director, Chairman	August 29, 2007

/s/ John A. Kirkpatrick John A. Kirkpatrick	Director	August 29, 2007

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	August 29, 2007

/s/ Joseph H. Shepard III Joseph H. Shepard III	Director	August 29, 2007

/s/ Rose Sigler Rose Sigler	Director	August 29, 2007

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	August 29, 2007