Form 10-Q
period 2007-09-30
Investors Bancorp Inc
filed 2007-11-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
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
Large Accelerated Filer    Yes ☑     No ☐      Accelerated Filer    Yes ☐     No ☐     Non-Accelerated Filer    Yes ☐     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐     No ☑
     As of October 31, 2007 there were 110,053,252 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 63,099,781 shares, or 57.33% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2007 (Unaudited) and June 30, 2007

	September 30,	June 30,
	2007	2007
	(In thousands)

Assets

Cash and cash equivalents	$23,802	24,810
Securities available-for-sale, at estimated fair value	237,088	251,970
Securities held-to-maturity, net (estimated fair value of $1,433,098 and $1,472,385 at September 30, 2007 and June 30, 2007, respectively)	1,465,466	1,517,664
Loans receivable, net	3,862,504	3,589,373
Loans held-for-sale	8,662	3,410
Stock in the Federal Home Loan Bank	46,104	33,887
Accrued interest receivable	27,214	24,300
Office properties and equipment, net	27,258	27,155
Net deferred tax asset	39,941	39,399
Bank owned life insurance contract	88,950	88,018
Other assets	1,140	1,102

Total assets	$5,828,129	5,601,088

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$3,728,419	3,664,966
Borrowed funds	1,210,202	1,038,710
Advance payments by borrowers for taxes and insurance	18,545	17,671
Other liabilities	38,580	36,376

Total liabilities	4,995,746	4,757,723

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued; 110,073,752 and 111,468,952 outstanding at September 30, 2007 and June 30, 2007, respectively	532	532
Additional paid-in capital	508,501	506,016
Retained earnings	456,903	453,751
Treasury stock, at cost; 6,201,936 and 4,806,736 shares at September 30, 2007 and June 30, 2007, respectively	(89,236)	(70,973)
Unallocated common stock held by the employee stock ownership plan	(38,641)	(38,996)

Accumulated other comprehensive loss	(5,676)	(6,965)

Total stockholders’ equity	832,383	843,365

Total liabilities and stockholders’ equity	$5,828,129	5,601,088

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended September 30,
	2007	2006
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$52,966	41,912
Securities:
Government-sponsored enterprise obligations	1,337	1,339
Mortgage-backed securities	16,656	22,053
Equity securities available-for-sale	—	455
Municipal bonds and other debt	3,096	2,406
Interest-bearing deposits	160	169
Federal Home Loan Bank stock	593	697

Total interest and dividend income	74,808	69,031

Interest expense:
Deposits	39,302	30,750
Secured borrowings	14,103	15,814

Total interest expense	53,405	46,564

Net interest income	21,403	22,467
Provision for loan losses	200	225

Net interest income after provision for loan losses	21,203	22,242

Other income:
Fees and service charges	711	660
Income on bank owned life insurance contract	932	795
Gain on sales of mortgage loans, net	81	83
Other income	64	21

Total other income	1,788	1,559

Operating expenses:
Compensation and fringe benefits	12,990	10,300
Advertising and promotional expense	502	900
Office, occupancy and equipment expense	2,548	2,423
Federal insurance premiums	105	110
Stationery, printing, supplies and telephone	401	393
Legal, audit, accounting, and supervisory examination fees	429	790
Data processing service fees	1,010	936
Other operating expenses	1,012	1,235

Total operating expenses	18,997	17,087

Income before income tax expense	3,994	6,714
Income tax expense	1,142	2,363

Net income	$2,852	4,351

Earnings per share — basic and diluted	$0.03	0.04
Weighted average shares outstanding
Basic	106,732,844	112,246,699
Diluted	106,880,099	112,246,699
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Three months ended September 30, 2007 and 2006
(Unaudited)

		Additional			Unallocated		Total
	Common	paid-in	Retained	Treasury	Common Stock	Accumulated other	stockholders’
	stock	capital	earnings	stock	Held by ESOP	comprehensive loss	equity
	(In thousands)

Balance at June 30, 2006	$532	524,962	426,233	—	(40,414)	(11,126)	900,187

Comprehensive income:
Net income	—	—	4,351	—	—	—	4,351
Unrealized gain on securities available-for-sale, net of tax expense of $2,944	—	—	—	—	—	4,490	4,490

Total comprehensive income							8,841

Cumulative effect of change in accounting principle	—	—	5,564	—	—	—	5,564
ESOP shares allocated or committed to be released	—	143	—	—	355	—	498

Balance at September 30, 2006	$532	525,105	436,148	—	(40,059)	(6,636)	915,090

Balance at June 30, 2007	$532	506,016	453,751	(70,973)	(38,996)	(6,965)	843,365
Comprehensive income:
Net income	—	—	2,852	—	—	—	2,852
Unrealized gain on securities available-for-sale, net of tax expense of $891	—	—	—	—	—	1,289	1,289

Total comprehensive income							4,141

Cummulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (1,395,200 shares)	—	—	—	(18,263)	—	—	(18,263)
Compensation cost for stock options and restricted stock	—	2,361	—	—	—	—	2,361
ESOP shares allocated or committed to be released	—	124	—	—	355	—	479

Balance at September 30, 2007	$532	508,501	456,903	(89,236)	(38,641)	(5,676)	832,383

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$2,852	4,351
Adjustments to reconcile net income to net cash used in operating activities:
ESOP and stock-based compensation expense	2,840	498
Amortization of premiums and accretion of discounts on securities, net	315	485
Amortization of premium and accretion of fees and costs on loans, net	442	569
Provision for loan losses	200	225
Depreciation and amortization of office properties and equipment	667	667
Mortgage loans originated for sale	(16,214)	(10,194)
Proceeds from mortgage loan sales	11,043	8,837
Gain on sales of mortgage loans, net	(81)	(83)
Increase in bank owned life insurance contract	(932)	(795)
Increase in accrued interest receivable	(2,914)	(2,737)
Deferred tax benefit	(1,433)	(820)
(Increase) decrease in other assets	(38)	89
Increase (decrease) in other liabilities	2,504	(2,262)

Total adjustments	(3,601)	(5,521)

Net cash used in operating activities	(749)	(1,170)

Cash flows from investing activities:
Purchases of loans receivable	(234,629)	(240,366)
Net (originations) repayments of loans receivable	(39,144)	8,635
Purchases of mortgage-backed securities held-to-maturity	—	(5,317)
Purchases of debt securities held-to-maturity	(10,000)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	61,639	84,459
Proceeds from calls/maturities on debt securities held-to-maturity	210	14
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	17,096	28,146
Proceeds from redemptions of Federal Home Loan Bank stock	3,803	8,932
Purchases of Federal Home Loan Bank stock	(16,020)	(11,700)
Purchases of office properties and equipment	(770)	(202)

Net cash used in investing activities	(217,815)	(127,399)

Cash flows from financing activities:

Net increase in deposits	63,453	54,615
Net increase (decrease) in funds borrowed under short-term repurchase agreements	379,500	(150,000)
Proceeds from funds borrowed under other repurchase agreements	75,000	125,000
Repayments of funds borrowed under other repurchase agreements	(50,000)	—
Net (decrease) increase in other borrowings	(233,008)	86,492
Net increase in advance payments by borrowers for taxes and insurance	874	713
Purchase of treasury stock	(18,263)	—

Net cash provided by financing activities	217,556	116,820

Net decrease in cash and cash equivalents	(1,008)	(11,749)

Cash and cash equivalents at beginning of period	24,810	39,824

Cash and cash equivalents at end of period	$23,802	28,075

Supplemental cash flow information:

Cash paid during the period for:
Interest	52,047	44,599
Income taxes	343	3,258
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1.	Basis of Presentation
The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank) (collectively, the Company) and the Bank’s wholly-owned significant subsidiaries, ISB Mortgage Company LLC and ISB Asset Corporation.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2007 Annual Report on Form 10-K.
2.	Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
			(In thousands, except per share data)
Net Income	$2,852			$4,351

Basic earnings per share:
Income available to common stockholders	$2,852	106,732,844	$0.03	$4,351	112,246,699	$0.04

Effect of dilutive common stock equivalents	—	147,255		—	—

Diluted earnings per share:
Income available to common stockholders	$2,852	106,880,099	$0.03	$4,351	112,246,699	$0.04

3.	Loans Receivable, Net
Loans receivable, net are summarized as follows:

	September 30,	June 30,
	2007	2007
	(In thousands)

Residential mortgage loans	$3,372,015	3,153,212
Multi-family and commercial	125,946	107,350
Construction loans	178,793	152,670
Consumer and other loans	169,001	161,395

Total loans	3,845,755	3,574,627

Premiums on purchased loans	25,793	23,587
Deferred loan fees, net	(1,932)	(1,924)
Allowance for loan losses	(7,112)	(6,917)

Net loans	$3,862,504	3,589,373

4.	Deposits
Deposits are summarized as follows:

	September 30,	June 30,
	2007	2007
	(In thousands)

Savings acounts	$311,105	320,880
Checking accounts	385,277	388,215
Money market accounts	197,169	182,274

Total core deposits	893,551	891,369
Certificates of deposit	2,834,868	2,773,597

	$3,728,419	3,664,966

5.	Equity Incentive Plan
During the three months ended September 30, 2007, the Company recorded $2.4 million of share-based expense, comprised of stock option expense of $996,000 and restricted stock expense of $1.4 million.
The following is a summary of the Company’s stock option activity and related information for its option plans for the three months ended September 30, 2007:

Weighted Average
	Number of Stock	Weighted Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding at June 30, 2007	4,437,401	$15.26	9.4 years	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2007	4,437,401	$15.26	9.2 years	$—

Exercisable at September 30, 2007	—	—	N/A	N/A
The following is a summary of the status of the Company’s non-vested options as of September 30, 2007 and changes therein during the three months then ended:

Weighted Average
	Number of Stock	Grant Date Fair
	Options	Value
Non-vested at June 30, 2007	4,437,401	$4.17
Granted	—	—
Exercised	—	—
Forfeited	—	—

Non-vested at September 30, 2007	4,437,401	$4.17

Expected future expense relating to the 4.4 million non-vested options outstanding as of September 30, 2007 is $16.5 million over a weighted average period of 4.1 years.
Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
The following is a summary of the status of the Company’s restricted shares as of September 30, 2007 and changes therein during the three months then ended:

Weighted Average
	Number of Shares	Grant Date Fair
	Awarded	Value
Non-vested at June 30, 2007	1,666,959	$15.25
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2007	1,666,959	$15.25

Expected future compensation expense relating to the 1.7 million restricted shares at September 30, 2007 is $22.6 million over a weighted average period of 4.1 years.
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
Effective December 31, 2006, the Company limited participation in the Directors’ retirement plan to the current participants and placed a cap on director’s fees for plan purposes at the December 31, 2006 rate.
The Company also provides (i) health care benefits to retired employees hired prior to April 1, 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. Accordingly, the Company accrues the cost of retiree health care and other benefits during the employee’s period of active service.
The components of net periodic benefit expense are as follows:

	Three months ended September 30,
	SERP and Directors’ Plan		Other Benefits
	2007	2006	2007	2006
	(In thousands)

Service cost	$135	296	$43	40
Interest cost	252	225	140	135
Amortization of:
Transition obligation	—	—	50	50
Prior service cost	(25)	5	—	—
Net loss	49	37	—	—

Total net periodic benefit expense	$411	563	$233	225

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and Other Benefits plan in fiscal year 2008.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the first three months of fiscal year 2008. We anticipate contributing funds to the plan to meet any minimum funding requirements.
7.	Income Taxes
Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the July 1, 2007, balance of retained earnings. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.
The Company files income tax returns in the United States federal jurisdiction and in the state of New Jersey jurisdiction. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years prior to 2002. Currently, the Company is not under examination by any taxing authority.
8.	Stock Repurchase Program
The Board of Directors approved a second share repurchase program at their April 2007 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The second share repurchase program commenced upon completion of the first program on May 10, 2007. Under this program, up to 10% of its publicly—held outstanding shares of common stock, or 4,785,831 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended September 30, 2007, the Company repurchased 1,395,200 shares of its common stock at an average cost of $13.09 per share. Under the current share repurchase program, 2,234,526 shares remain available for repurchase. As of September 30, 2007, a total of 7,868,895 shares have been purchased under Board authorized share repurchase programs, of which 1,666,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
9.	Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement of certain hybrid financial instruments, clarifies the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” regarding interest-only and principal-only strips, and provides further guidance on certain issues regarding beneficial interests in securitized financial assets, concentrations of credit risk and qualifying special purpose entities. SFAS No. 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 on July 1, 2007 did not impact the Company’s financial condition or results of operations.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company did not elect early adoption. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial statements.

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
Executive Summary
Investors Bancorp’s fundamental business strategy is to be a well capitalized, full service, community bank and to provide high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve. An integral part of this strategy is to continue to reposition the assets and liabilities on our balance sheet by adding more loans and deposits. Over the past few years we have been successful in this repositioning effort and remain committed to this strategy.
Total loans have grown from $3.57 billion at June 30, 2007 to $3.85 billion at September 30, 2007, an increase of 7.6%. The majority of that growth came from residential mortgage loans which grew 6.9%, or $218.8 million, from the year ended June 30, 2007 to $3.37 billion at September 30, 2007. As our loan portfolio grows we remain focused on diversifying by originating different types of loans. During the quarter ended September 30, 2007 commercial real estate, construction and multi-family loans increased $44.7 million. We believe our expansion into commercial real estate lending will provide us with an opportunity to increase net interest income, diversify our loan portfolio and improve our interest rate risk position.
During this past quarter significant attention has been paid to subprime lending in the residential mortgage market. As we have stated in previous filings, Investors Savings Bank neither originates nor purchases any subprime loans or option ARMs. We have benefited however from this turmoil as many mortgage originators stopped providing prime and subprime loans and many qualified, credit worthy borrowers turned to us for their mortgage needs.
Total deposits grew by $63.5 million to $3.73 billion at September 30, 2007, an increase of 1.7%. We continue to focus our attention on increasing core deposits and de-emphasizing certificates of deposit, however, this task has proven more difficult given the interest rate environment and the extreme competition in the New Jersey marketplace.
As a result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios, borrowed funds increased $171.5 million, or 16.5%, to $1.21 billion at September 30, 2007 from $1.04 billion at June 30, 2007.
While pleased with the overall progress of our balance sheet transformation and the return of some minor positive slope to the yield curve, our net interest income remained under pressure as cost of funds increased this quarter reducing both net interest rate spread and net interest margin. The Federal Reserve Bank’s fifty basis point rate reduction on September 18, 2007 and twenty five basis point rate reduction on October 31, 2007 should favorably impact both net interest rate spread and net interest margin going forward.
We recently announced the definitive agreement to acquire Summit Federal Bankshares, MHC, the parent company of Summit Federal Bankshares and Summit Federal Savings Bank (Summit). In this acquisition of a mutual thrift, we will acquire five new branch locations that complement our current geographic markets. As of September 30, 2007, Summit Federal Savings Bank had $117.9 million in assets. This transaction is expected to close sometime during fiscal 2008.
Comparison of Financial Condition at September 30, 2007 and June 30, 2007
Total Assets. Total assets increased by $227.0 million, or 4.1%, to $5.83 billion at September 30, 2007 from $5.60 billion at June 30, 2007. This increase was largely the result of an increase in the loan portfolio partially offset by the decrease in our securities portfolio.
Securities. Securities, in aggregate, decreased by $67.1 million, or 3.8%, to $1.70 billion at September 30, 2007, from $1.77 billion at June 30, 2007. This decrease was a result of utilizing the cash flow from investments to fund a portion of our loan growth, as opposed to re-investment in securities, which is consistent with our strategic plan.
Net Loans. Net loans, including loans held for sale, increased by $278.4 million, or 7.7%, to $3.87 billion at September 30, 2007 from $3.59 billion at June 30, 2007. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made primarily on properties in New Jersey. To a lesser degree we originate and purchase loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the three months ended September 30, 2007 we originated $72.7 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended September 30, 2007 we purchased loans totaling $224.8 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the three months ended September 30, 2007, we purchased loans totaling $9.8 million on a “bulk purchase” basis.
Additionally, for the three months ended September 30, 2007, we originated $11.9 million in multi-family and commercial real estate loans and $45.7 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at September 30, 2007 was $289.0 million compared to $287.9 million at June 30, 2007. The ability of borrowers’ to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
Non-performing loans, defined as non-accruing loans, decreased by $836,000 to $4.3 million at September 30, 2007 from $5.1 million at June 30, 2007. The ratio of non-performing loans to total loans was 0.11% at September 30, 2007 compared with 0.14% at June 30, 2007. The ratio of the allowance for loan losses to non-performing loans was 164.90% at September 30, 2007 compared with 134.33% at June 30, 2007. The ratio of the allowance for loan losses to total loans was 0.18% at September 30, 2007 compared to 0.19% at June 30, 2007. We believe our allowance for loan losses is adequate based on the overall growth in our loan portfolio, the current level of loan charge-offs, the stability of the New Jersey real estate market in general, and the performance and stability of our loan portfolio.
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
Bank Owned Life Insurance, Stock in the Federal Home Loan Bank and Other Assets. Bank owned life insurance increased by $932,000 from $88.0 million at June 30, 2007 to $89.0 million at September 30, 2007. The Company’s investment in the bank owned life insurance contract is reported at contract value determined in accordance with Emerging Issues Task Force Issue No. 06-5. The increase is primarily the result of the change in the cash surrender value associated with the contract. In addition, the amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $12.2 million from $33.9 million at June 30, 2007 to $46.1 million at September 30, 2007 as a result of an increase in our level of borrowings which determines our stock purchase requirement. There was also an increase in accrued interest receivable of $2.9 million resulting from an increase in interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets.
Deposits. Deposits increased by $63.5 million, or 1.7%, to $3.73 billion at September 30, 2007 from $3.66 billion at June 30, 2007. The increase was due primarily to an increase in certificates of deposits and money market account balances.
Borrowed Funds. Borrowed funds increased $171.5 million, or 16.5%, to $1.21 billion at September 30, 2007 from $1.04 billion at June 30, 2007. This increase in borrowed funds was the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
Stockholders’ Equity. Stockholders’ equity decreased $11.0 million, or 1.3%, to $832.4 million at September 30, 2007 from $843.4 million at June 30, 2007. The majority of this decrease is attributed to the repurchase of our common stock totaling $18.3 million during the three months ended September 30, 2007.
Average Balance Sheets for the Three Months ended September 30, 2007 and 2006
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended September 30, 2007 and 2006. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	September 30, 2007			September 30, 2006
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$16,238	$160	3.94%	$20,078	$169	3.37%
Securities available-for-sale(1)	251,340	2,880	4.58%	534,833	5,722	4.28%
Securities held-to-maturity	1,495,413	18,209	4.87%	1,729,172	20,531	4.75%
Net loans	3,717,582	52,966	5.70%	3,081,486	41,912	5.44%
Stock in FHLB	39,447	593	6.01%	47,782	697	5.83%

Total interest-earning assets	5,520,020	74,808	5.42%	5,413,351	69,031	5.10%

Non-interest earning assets	174,060			149,168

Total assets	$5,694,080			$5,562,519

Interest-bearing Liabilities:
Savings	$314,195	1,815	2.31%	$223,182	526	0.94%
Interest-bearing checking	353,947	2,448	2.77%	307,730	1,845	2.40%
Money market accounts	187,534	1,239	2.64%	207,345	873	1.68%
Certificates of deposit	2,793,867	33,800	4.84%	2,555,204	27,506	4.31%
Borrowed funds	1,118,723	14,103	5.04%	1,282,547	15,814	4.93%

Total interest-bearing liabilities	4,768,266	53,405	4.48%	4,576,008	46,564	4.07%

Non-interest bearing liabilities	99,883			83,243

Total liabilities	4,868,149			4,659,251

Stockholders’ equity	825,931			903,268

Total liabilities and stockholders’ equity	$5,694,080			$5,562,519

Net interest income		$21,403			$22,467

Net interest rate spread(2)			0.94%			1.03%

Net interest earning assets(3)	$751,754			$837,343

Net interest margin(4)			1.55%			1.66%

Ratio of interest-earning assets to total interest- bearing liabilities	1.16X			1.18X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006
Net Income. Net income decreased by $1.5 million, to $2.9 million for the three months ended September 30, 2007, from $4.4 million for the three months ended September 30, 2006.
Net Interest Income. Net interest income decreased by $1.1 million or 4.7%, to $21.4 million for the three months ended September 30, 2007 from $22.5 million for the three months ended September 30, 2006. The decrease was caused primarily by a 9 basis point decrease in our net interest rate spread to 0.94% for the three months ended September 30, 2007 from 1.03% for the three months ended September 30, 2006 as a result of the increase in the cost of average interest-bearing liabilities more than offsetting the increase in the yield on average interest-earning assets. Our net interest margin also decreased by 11 basis points from 1.66% for the three months ended September 30, 2006 to 1.55% for the three months ended September 30, 2007.
Interest and Dividend Income. Interest and dividend income increased by $5.8 million, or 8.4%, to $74.8 million for the three months ended September 30, 2007 from $69.0 million for the three months ended September 30, 2006. This increase was due to a 26.4% increase in interest income on loans, partially offset by a 19.5% decrease in interest income on securities and other interest-earning assets.
Interest income on loans increased by $11.1 million, or 26.4%, to $53.0 million for the three months ended September 30, 2007 from $41.9 million for the three months ended September 30, 2006. This increase resulted from a $636.1 million, or 20.6%, increase in the average balance of net loans to $3.72 billion for the three months ended September 30, 2007 from $3.08 billion for the three months ended September 30, 2006. This increase also reflects a 26 basis point increase in the average yield on net loans to 5.70% for the three months ended September 30, 2007 from 5.44% for the three months ended September 30, 2006.
Interest income on all other interest-earning assets, excluding loans, decreased by $5.3 million, or 19.5%, to $21.8 million for the three months ended September 30, 2007 from $27.1 million for the three months ended September 30, 2006. This decrease resulted from a $529.4 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 20 basis point increase in the average yield on securities and other interest-earning assets to 4.85% for the three months ended September 30, 2007 from 4.65% for the three months ended September 30, 2006.
Interest Expense. Interest expense increased by $6.8 million, or 14.7%, to $53.4 million for the three months ended September 30, 2007 from $46.6 million for the three months ended September 30, 2006.
Interest expense on interest-bearing deposits increased $8.6 million, or 27.8% to $39.3 million for the three months ended September 30, 2007 from $30.8 million for the three months ended September 30, 2006. This increase was due to a 58 basis point increase in the average cost of interest-bearing deposits to 4.31% for the three months ended September 30, 2007 from 3.73% for the three months ended September 30, 2006. In addition, the average balance of interest-bearing deposits increased $356.1 million, or 10.8%, to $3.65 billion for the three months ended September 30, 2007 from $3.29 billion for the three months ended September 30, 2006.

Interest expense on borrowed funds decreased by $1.7 million or 10.8%, to $14.1 million for the three months ended September 30, 2007 from $15.8 million for the three months ended September 30, 2006. The average balance of borrowed funds decreased by $163.8 million, or 12.8%, to $1.12 billion for the three months ended September 30, 2007 from $1.28 billion for the three months ended September 30, 2006. This was partially offset by an 11 basis point increase in the cost of borrowed funds to 5.04% for the three months ended September 30, 2007 from 4.93% for the three months ended September 30, 2006.
Provision for Loan Losses. Our provision for loan losses was $200,000 and $225,000 for the three months ended September 30, 2007 and 2006, respectively. There were net charge-offs of $4,000 and $2,000 for three months ended September 30, 2007 and 2006, respectively. The allowance for loan losses increased by $196,000 to $7.1 million at September 30, 2007 from $6.9 million at June 30, 2007. This increase in the allowance for loan losses reflects the overall growth of our loan portfolio, the level of our non-performing loans and the low level of charge-offs. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2007 and June 30, 2007.”
Other Income. Other income increased by $229,000 to $1.8 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. This increase was primarily due to a $137,000 increase in income on bank owned life insurance.
Operating Expenses. Operating expenses increased by $1.9 million or 11.2%, to $19.0 million for the three months ended September 30, 2007 from $17.1 million for the three months ended September 30, 2006. The increase was primarily due to compensation and fringe benefits increasing by $2.7 million, or 26.1%, to $13.0 million for the three months ended September 30, 2007. The increase in compensation and fringe benefits includes $2.3 million attributed to the implementation of the 2006 Equity Incentive Plan, as approved by the shareholders at the annual meeting in October 2006. The increase also reflects normal merit increases and increases in employee benefits costs. This was partially offset by a decrease of $361,000 in professional fees mainly attributed to the new assessment method by the New Jersey Department of Banking and Insurance.
Income Taxes. Income tax expense was $1.1 million for the three months ended September 30, 2007, a decrease of $1.2 million, or 51.7%, from income tax expense of $2.4 million for the three months ended September 30, 2006. Our effective tax rate was 28.6% for the three months ended September 30, 2007, compared to 35.2% for the three months ended September 30, 2006, due primarily to the recognition of deferred tax assets during the three months ended September 30, 2007. Similar deferred tax assets generated during the three months ended September 30, 2006 had a full valuation allowance at that time.
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

At September 30, 2007 the Company had no overnight borrowings outstanding compared to $200.0 million of outstanding overnight borrowings at June 30, 2007. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company found it more cost effective to use short-term fixed rate advances at September 30, 2007. The Company had total borrowings, of $1.21 billion at September 30, 2007, an increase from $1.04 billion at June 30, 2007. This increase was primarily the result strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2007, outstanding commitments to originate loans totaled $274.9 million; outstanding unused lines of credit totaled $244.1 million; and outstanding commitments to sell loans totaled $22.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.37 billion at September 30, 2007. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a second share repurchase program at their April 2007 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The second share repurchase program commenced upon completion of the first program on May 10, 2007. Under this program, up to 10% of its publicly—held outstanding shares of common stock, or 4,785,831 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended September 30, 2007, the Company repurchased 1,395,200 shares of its common stock at an average cost of $13.09 per share. Under the current share repurchase program, 2,234,526 shares remain available for repurchase. As of September 30, 2007, a total of 7,868,895 shares have been purchased under Board authorized share repurchase programs, of which 1,666,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of September 30, 2007 the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2007
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (to risk-weighted assets)	$699,234	23.8%	$234,752	8.0%
Tier I capital (to risk-weighted assets)	692,122	23.6	117,376	4.0
Tier I capital (to average assets)	692,122	12.2	227,617	4.0
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
Our primary lending emphasis has been the origination and purchase of residential mortgage loans and, to a lesser extent, commercial real estate mortgages. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages. We also have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
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
Our dynamic asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This dynamic asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.
Quantitative Analysis. The table below sets forth, as of September 30, 2007 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

				Net Interest Income (3)
Change in	Net Portfolio Value (1),(2)				Increase (Decrease) in Estimated
Interest Rates		Estimated Increase (Decrease)		Estimated Net	Net Interest Income
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)

+200bp	446,551	(279,872)	(38.5)%	83,597	(12,116)	(12.7)%
0bp	726,423	—	—	95,713	—	—
-200bp	820,156	93,733	12.9%	109,419	13,706	14.3%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at September 30, 2007 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 38.5% decrease in NPV and a $12.1 million or 12.7% decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 12.9% increase in NPV and a $13.7 million or 14.3% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the first quarter of fiscal 2008 and the stock repurchase plans approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
July 1, 2007 through July 31, 2007	583,000	$13.01	583,000	3,046,726
August 1, 2007 through August 31, 2007	618,700	12.82	618,700	2,428,026
September 1, 2007 through September 30, 2007	193,500	14.20	193,500	2,234,526

Total	1,395,200	$13.09	1,395,200

(1)	On April 26, 2007, the Company announced its second Share Repurchase Program, which authorized the purchase of an additonal 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares. This stock repurchase program commenced upon completion of the first program on May 10, 2007. This program has no expiration date and has 2,234,526 shares yet to be purchased as of September 30, 2007.
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

Investors Bancorp, Inc.

Dated: November 9, 2007	/s/ Robert M. Cashill
Robert M. Cashill
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2007	/s/ Domenick A. Cama
Domenick A. Cama
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)