Form 10-Q
period 2007-12-31
Investors Bancorp Inc
filed 2008-02-11
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007
Commission file number: 0-51557
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 JFK Parkway, Short Hills, New Jersey 07078
(Address of principal executive offices)
(973) 924-5100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of January 31, 2008 there were 116,275,688 shares of the Registrant’s common stock, par value $0.01 per share, issued and 108,088,923 outstanding, of which 63,099,781 shares, or 58.38% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company parent.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1.   Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2007 (Unaudited) and June 30, 2007

	December 31,	June 30,
	2007	2007
	(In thousands)
Assets
Cash and cash equivalents	$14,588	24,810
Securities available-for-sale, at estimated fair value	224,749	251,970
Securities held-to-maturity, net (estimated fair value of $1,374,358 and $1,472,385 at December 31, 2007 and June 30, 2007, respectively)	1,401,088	1,517,664
Loans receivable, net	3,996,885	3,589,373
Loans held-for-sale	7,143	3,410
Stock in the Federal Home Loan Bank	46,148	33,887
Accrued interest receivable	26,383	24,300
Office properties and equipment, net	27,926	27,155
Net deferred tax asset	37,055	39,399
Bank owned life insurance contract	89,995	88,018
Other assets	1,509	1,102

Total assets	$5,873,469	5,601,088

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,793,972	3,664,966
Borrowed funds	1,211,195	1,038,710
Advance payments by borrowers for taxes and insurance	17,798	17,671
Other liabilities	32,684	36,376

Total liabilities	5,055,649	4,757,723

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued; 108,399,923 and 111,468,952 outstanding at December 31, 2007 and June 30, 2007, respectively	532	532
Additional paid-in capital	511,026	506,016
Retained earnings	460,860	453,751
Treasury stock, at cost; 7,875,765 and 4,806,736 shares at December 31, 2007 and June 30, 2007, respectively	(113,349)	(70,973)
Unallocated common stock held by the employee stock ownership plan	(38,287)	(38,996)

Accumulated other comprehensive loss	(2,962)	(6,965)

Total stockholders’ equity	817,820	843,365

Total liabilities and stockholders’ equity	$5,873,469	5,601,088

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$56,688	44,126	109,654	86,038
Securities:
Government-sponsored enterprise obligations	1,335	1,339	2,672	2,678
Mortgage-backed securities	15,783	20,649	32,439	42,702
Equity securities available-for-sale	—	472	—	927
Municipal bonds and other debt	3,050	2,412	6,146	4,818
Interest-bearing deposits	141	222	301	391
Federal Home Loan Bank stock	800	753	1,393	1,450

Total interest and dividend income	77,797	69,973	152,605	139,004

Interest expense:
Deposits	39,617	34,044	78,919	64,794
Secured borrowings	14,424	14,935	28,527	30,749

Total interest expense	54,041	48,979	107,446	95,543

Net interest income	23,756	20,994	45,159	43,461

Provision for loan losses	1,750	100	1,950	325

Net interest income after provision for loan losses	22,006	20,894	43,209	43,136

Non-interest income (loss)
Fees and service charges	768	659	1,479	1,319
Income on bank owned life insurance contract	1,045	924	1,977	1,719
Gain (loss) on sales of mortgage loans, net	151	(129)	232	(46)
Gain (loss) on securities transactions	18	(3,666)	18	(3,666)
Other income	66	21	130	42

Total non-interest income (loss)	2,048	(2,191)	3,836	(632)

Non-interest expense
Compensation and fringe benefits	11,361	12,258	24,351	22,558
Advertising and promotional expense	728	858	1,230	1,758
Office occupancy and equipment expense	2,590	2,515	5,138	4,938
Federal insurance premiums	109	108	214	218
Stationery, printing, supplies and telephone	439	380	840	773
Legal, audit, accounting, and supervisory examination fees	545	257	974	1,047
Data processing service fees	975	972	1,985	1,908
Other operating expenses	1,153	899	2,165	2,134

Total non-interest expenses	17,900	18,247	36,897	35,334

Income before income tax expense (benefit)	6,154	456	10,148	7,170
Income tax expense (benefit)	2,197	(11,564)	3,339	(9,201)

Net income	$3,957	12,020	6,809	16,371

Earnings per share
Basic	0.04	0.11	0.07	0.15
Diluted	0.04	0.11	0.06	0.15
Weighted average shares outstanding
Basic	104,168,521	110,985,701	104,617,202	111,403,344
Diluted	104,349,612	110,988,728	104,829,316	111,403,344
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2007 and 2006
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at June 30, 2006	$532	524,962	426,233	—	(40,414)	(11,126)	900,187
Comprehensive income:
Net income	—	—	16,371	—	—	—	16,371
Unrealized gain on securities available- for-sale, net of tax expense of $6,210	—	—	—	—	—	9,496	9,496
Reclassification adjustment for losses included in net income, net of tax benefit of $1,347	—	—	—	—	—	(1,951)	(1,951)

Total comprehensive income							23,916

Cummulative effect of change in accounting for bank owned life insurance	—	—	5,564	—	—	—	5,564
Purchase of treasury stock (1,972,588 shares)	—	—	—	(30,502)	—	—	(30,502)
Treasury stock allocated to restricted stock plan	—	(25,421)	(312)	25,733	—	—	—
Compensation cost for stock options and restricted stock	—	1,096	—	—	—	—	1,096
ESOP shares allocated or committed to be released	—	325	—	—	709	—	1,034

Balance at December 31, 2006	$532	500,962	447,856	(4,769)	(39,705)	(3,581)	901,295

Balance at June 30, 2007	$532	506,016	453,751	(70,973)	(38,996)	(6,965)	843,365
Comprehensive income:
Net income	—	—	6,809	—	—	—	6,809
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $969	—	—	—	—	—	1,450	1,450
Amortization related to post-retirement obligations, net of tax expense of $47	—	—	—	—	—	69	69
Unrealized gain on securities available- for-sale, net of tax expense of $1,716	—	—	—	—	—	2,484	2,484

Total comprehensive income							10,812

Cummulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (3,069,029 shares)	—	—	—	(42,376)	—	—	(42,376)
Compensation cost for stock options and restricted stock	—	4,725	—	—	—	—	4,725
ESOP shares allocated or committed to be released	—	285	—	—	709	—	994

Balance at December 31, 2007	$532	511,026	460,860	(113,349)	(38,287)	(2,962)	817,820

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$6,809	16,371
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,719	2,130
Amortization of premiums and accretion of discounts on securities, net	565	891
Amortization of premium and accretion of fees and costs on loans, net	778	933
Provision for loan losses	1,950	325
Depreciation and amortization of office properties and equipment	1,415	1,453
(Gain) loss on securities transactions	(18)	3,666
Mortgage loans originated for sale	(34,116)	(21,833)
Proceeds from mortgage loan sales	30,615	19,411
(Gain) loss on sales of mortgage loans, net	(232)	46
Income on bank owned life insurance contract	(1,977)	(1,719)
Increase in accrued interest receivable	(2,083)	(1,382)
Deferred tax benefit	(388)	(12,135)
Increase in other assets	(407)	(171)
Decrease in other liabilities	(857)	(597)

Total adjustments	964	(8,981)

Net cash provided by operating activities	7,773	7,390

Cash flows from investing activities:
Purchases of loans receivable	(346,336)	(375,208)
Net (originations) repayments of loans receivable	(63,904)	60,087
Purchases of mortgage-backed securities held-to-maturity	—	(8,933)
Purchases of debt securities held-to-maturity	(10,000)	(3,500)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	116,413	154,410
Proceeds from calls/maturities on debt securities held-to-maturity	9,569	1,639
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	31,468	53,132
Proceeds from sale of mortgage-backed securities held-to-maturity	—	22,942
Proceeds from sale of equity securities available-for-sale	—	161,112
Proceeds from redemptions of Federal Home Loan Bank stock	11,036	22,230
Purchases of Federal Home Loan Bank stock	(23,297)	(16,650)
Purchases of office properties and equipment	(2,186)	(852)

Net cash (used in) provided by investing activities	(277,237)	70,409

Cash flows from financing activities:
Net increase in deposits	129,006	149,023
Net decrease in funds borrowed under short-term repurchase agreements	(28,500)	(250,000)
Proceeds from funds borrowed under other repurchase agreements	395,000	260,000
Repayments of funds borrowed under other repurchase agreements	(50,000)	(235,000)
Net (decrease) increase in other borrowings	(144,015)	25,985
Net increase (decrease) in advance payments by borrowers for taxes and insurance	127	(746)
Purchase of treasury stock	(42,376)	(30,502)

Net cash provided by (used in) financing activities	259,242	(81,240)

Net decrease in cash and cash equivalents	(10,222)	(3,442)
Cash and cash equivalents at beginning of the period	24,810	39,824

Cash and cash equivalents at end of the period	$14,588	36,382

Supplemental cash flow information:
Cash paid during the period for:
Interest	104,449	96,104
Income taxes	2,194	7,615
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.
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
2. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended December 31,
	2007			2006
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net Income	$3,957			$12,020

Basic earnings per share:
Income available to common stockholders	$3,957	104,168,521	$0.04	$12,020	110,985,701	$0.11

Effect of dilutive common stock equivalents	—	181,091		—	3,027

Diluted earnings per share:
Income available to common stockholders	$3,957	104,349,612	$0.04	$12,020	110,988,728	$0.11

	For the Six Months Ended December 31,
	2007			2006
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net Income	$6,809			$16,371

Basic earnings per share:
Income available to common stockholders	$6,809	104,617,202	$0.07	$16,371	111,403,344	$0.15

Effect of dilutive common stock equivalents	—	212,114		—	—

Diluted earnings per share:
Income available to common stockholders	$6,809	104,829,316	$0.06	$16,371	111,403,344	$0.15

3. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	December 31,	June 30,
	2007	2007
	(In thousands)

Residential mortgage loans	$3,434,549	3,153,212
Multi-family and commercial	147,702	107,350
Construction loans	228,621	152,670
Consumer and other loans	170,159	161,395

Total loans	3,981,031	3,574,627

Premiums and deferred costs	27,105	23,587
Deferred loan fees	(2,393)	(1,924)
Allowance for loan losses	(8,858)	(6,917)

Net loans	$3,996,885	3,589,373

4. Deposits
Deposits are summarized as follows:

	December 31,	June 30,
	2007	2007
	(In thousands)

Savings accounts	$309,911	320,880
Checking accounts	374,105	388,215
Money market accounts	219,103	182,274

Total core deposits	903,119	891,369
Certificates of deposit	2,890,853	2,773,597

	$3,793,972	3,664,966

5. Equity Incentive Plan
During the six months ended December 31, 2007 and 2006, the Company recorded $4.7 million and $1.1 million, respectively, of share-based expense, comprised of stock option expense of $2.0 million and $462,000, respectively, and restricted stock expense of $2.7 million and $634,000, respectively.
The following is a summary of the Company’s stock option activity and related information for its option plans for the six months ended December 31, 2007 and 2006:

	Six months ended December 31,
	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	4,437,401	$15.26	—	$—
Granted	—	—	4,447,401	15.26
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	4,437,401	$15.26	4,447,401	$15.26

Exercisable at end of period	887,480	$15.26	—	$—

The following is a summary of the status of the Company’s non-vested options as of December 31, 2007 and 2006 and changes therein during the six months then ended:

	Six months ended December 31,
	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant Date	Stock	Grant Date
	Options	Fair Value	Options	Fair Value

Non-vested at the beginning of period	4,437,401	$4.17	—	$—
Granted	—	—	4,447,401	4.17
Vested	(887,480)	4.17	—	—
Forfeited	—	—	—	—

Non-vested at end of period	3,549,921	$4.17	4,447,401	$4.17

Expected future expense relating to the 3.5 million non-vested options outstanding as of December 31, 2007 is $14.1 million over a weighted average period of 3.9 years.

Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
The following is a summary of the status of the Company’s restricted shares as of December 31, 2007 and 2006 and changes therein during the six months then ended:

	Six months ended December 31,
	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Awarded	Fair Value	Awarded	Fair Value

Non-vested at the beginning of period	1,666,959	$15.25	—	$—
Granted	—	—	1,666,959	15.25
Vested	(333,389)	15.25	—	—
Forfeited	—	—	—	—

Non-vested at end of period	1,333,570	$15.25	1,666,959	$15.25

Expected future compensation expense relating to the 1.3 million restricted shares at December 31, 2007 is $19.3 million over a weighted average period of 3.9 years.
At the January 2008 Compensation and Benefits Committee meeting, the Committee approved the issuance of an additional 136,742 restricted stock awards and 341,851 stock options to the independent directors of the Board. The awards were made pursuant to the shareholder approved 2006 Equity Incentive Plan.
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
The Company also provided (i) postretirement health care benefits to retired employees hired prior to April 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. During the quarter ended December 31, 2007, the Company curtailed the benefits to current employees and settled its obligations to retired employees related to the postretirement benefit plan and recognized a pre-tax gain of $2.3 million as a reduction of compensation and fringe benefits expense in the consolidated statements of income.
The components of net periodic benefit expense are as follows:

	Three months ended December 31,
	SERP and directors’ plan		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	$135	296	4	40
Interest cost	252	225	77	135
Amortization of:
Transition obligation	—	—	7	50
Prior service cost	(25)	5	—	—
Net loss	49	37	1	—

Total net periodic benefit expense	$411	563	89	225

	Six months ended December 31,
	SERP and directors’ plan		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Service cost	$270	592	47	80
Interest cost	505	449	217	270
Amortization of:
Transition obligation	—	—	57	100
Prior service cost	(49)	10	—	—
Net loss	107	75	1	—

Total net periodic benefit expense	$833	1,126	322	450

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and Other Benefits plan in fiscal year 2008.
The Company also maintains a defined benefit pension plan for employees. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company contributed $1.0 million to the defined benefit pension plan during the first six months of fiscal year 2008. We anticipate contributing funds to the plan to meet any minimum funding requirements.
7. Income Taxes
Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the July 1, 2007, balance of retained earnings. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.
A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. On a quarterly basis the Company assesses the realizability of its deferred tax assets. During the three months ended December 31, 2006, the Company performed an assessment of its ability to realize certain deferred tax assets and concluded that, based on current facts and circumstances a portion of the associated valuation allowance was no longer required. Those facts and circumstances included, but were not limited to, the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the decision to discontinue the operations of the Company’s Real Estate Investment Trust’s (“REIT”) operations and transfer the REIT’s assets to the Bank due to legislation passed in the State of New Jersey. As a result, the Company recognized a deferred tax benefit of $10.7 million during the three months ended December 31, 2006 primarily related to the reversal of the previously established deferred tax asset valuation allowance.
The Company files income tax returns in the United States federal jurisdiction and in the state of New Jersey jurisdiction. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years prior to 2002. Currently, the Company is not under examination by any taxing authority.
8. Stock Repurchase Program
The Board of Directors approved a second share repurchase program at its April 2007 meeting, which authorized the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock. The second share repurchase program commenced upon completion of the first program in May 2007. Under this program, up to 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares of Investors Bancorp, Inc. common stock, may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the six month period ended December 31, 2007, the Company repurchased 3,069,029 shares of its common stock at an average cost of $13.77 per share. Under the current share repurchase program, 560,697 shares remain available for repurchase. As of December 31, 2007, a total of 9,542,724 shares have been purchased, at a weighted average cost of $14.57 per share, under Board authorized share repurchase programs, of which 1,666,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use, including stock option excercises.
At its January 2008 meeting, the Board of Directors approved a third stock repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. The newly approved stock repurchase program will commence immediately upon completion of the current program.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company did not elect early adoption. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its financial statements.
In December 2007, the FASB issued SFAS No.141R “Business Combinations.” SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date.
In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008.

Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests.

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
Total loans have increased from $3.57 billion at June 30, 2007 to $3.98 billion at December 31, 2007, an increase of 11.4%. The majority of that growth came from residential mortgage loans which grew 8.9%, or $281.3 million, from June 30, 2007 to $3.43 billion at December 31, 2007. As our loan portfolio grows we continue our expansion into commercial real estate lending because it may help increase net interest income, diversify our loan portfolio and improve our interest rate risk position. During the six months ended December 31, 2007 commercial real estate, construction and multi-family loans increased $116.3 million or 45%. This quarter we recorded a $1.8 million provision for loan losses reflecting the growth in our commercial real estate loan portfolio, the risk of this type of lending and an internal downgrade of two construction loans. Nonperforming assets to total loans increased three basis points from the prior quarter to 0.14%.
There continues to be significant disruption in the credit markets due primarily to the subprime mortgage crisis. While we do not originate or purchase subprime loans or option ARMs nor do we have those types of loans in our portfolio, we are closely monitoring the effect this turmoil may have on our borrowers.
Total deposits increased by $129.0 million to $3.79 billion at December 31, 2007, an increase of 3.5%. We continue to focus our attention on increasing core deposits, which remains difficult given the extreme competition in the New Jersey marketplace.
As a result of strong loan growth and stock repurchases, borrowed funds increased $172.5 million, or 16.6%, to $1.21 billion at December 31, 2007 from $1.04 billion at June 30, 2007, as funds needed exceeded the available cash flows from the investment and deposit portfolios. We may continue to use wholesale borrowings as replacement funding, rather than higher cost certificates of deposit, given the lower cost for this type of funding.
Since September 2007, the Federal Reserve Board of Governors has lowered rates by 225 basis points including the surprise 75 basis point rate cut on January 22, 2008. These recent rate reductions have helped stabilize net interest income and we believe will continue to improve both net interest margin and net interest spread. However, we remain concerned that the higher deposit rates being paid by some bank and non-bank competitors may offset the benefits of the interest rate reductions.
As part of our continued effort to control costs and reduce our efficiency ratio we curtailed the benefit to current employees and settled our obligation to retired employees related to our postretirement benefit plan. The changes to the plan resulted in the recognition of a $2.3 million pre-tax gain this quarter.
In August 2007, we announced the definitive agreement to acquire Summit Federal Bankshares, MHC, the parent company of Summit Federal Bankshares and Summit Federal Savings Bank (Summit). In this acquisition of a mutual thrift, we will acquire five new branch locations that complement our current geographic markets. This transaction will be accounted for using the pooling of interest method. As of December 31, 2007, Summit Federal Savings Bank had $114 million in assets. This transaction is expected to close during fiscal 2008.
Comparison of Financial Condition at December 31, 2007 and June 30, 2007
Total Assets. Total assets increased by $272.4 million, or 4.9%, to $5.87 billion at December 31, 2007 from $5.60 billion at June 30, 2007. This increase was largely the result of an increase in our loan portfolio partially offset by the decrease in the securities portfolio.
Securities. Securities, in aggregate, decreased by $143.8 million, or 8.1%, to $1.63 billion at December 31, 2007, from $1.77 billion at June 30, 2007. This decrease was a result of utilizing the cash flow from investments to fund the loan growth, rather than reinvest in securities, which is consistent with our strategic plan.

Net Loans. Net loans, including loans held for sale, increased by $411.2 million, or 11.4%, to $4.00 billion at December 31, 2007 from $3.59 billion at June 30, 2007. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made primarily on properties in New Jersey. To a lesser degree we originate and purchase loans in states contiguous to New Jersey as a way to geographically diversify our residential loan portfolio.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the six months ended December 31, 2007 we originated $118.7 million in residential mortgage loans. In addition, we purchase residential mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended December 31, 2007 we purchased residential mortgage loans totaling $332.0 million from these entities. We also purchase pools of residential mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the six months ended December 31, 2007, we purchased residential mortgage loans totaling $14.3 million on a “bulk purchase” basis.
Additionally, for the six months ended December 31, 2007, we originated $45.6 million in multi-family and commercial real estate loans and $101.6 million in construction loans. This is consistent with our strategy to diversify our loan portfolio.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect borrowers ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2007 was $299.9 million compared to $287.9 million at June 30, 2007. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The allowance for loan losses increased by $1.9 million to $8.9 million at December 31, 2007 from $6.9 million at June 30, 2007. The increase in the allowance reflects the overall growth in the loan portfolio, particularly commercial real estate growth, and two potential problem construction loans internally downgraded this quarter. The construction loans total $12.5 million and involve two separate developers; one of whom is being adversely affected by the current real estate market and the other who is experiencing cost overruns. Payments on these loans are current and continue to perform in accordance with their contractual loan agreements. The allowance for loan losses also reflects the overall inherent credit risk in our loan portfolio, the level of our non-performing loans and our charge-off experience.

Total non-performing loans, defined as non-accruing loans, increased by $469,000 to $5.6 million at December 31, 2007 from $5.1 million at June 30, 2007. The ratio of non-performing loans to total loans was 0.14% at both December 31, 2007 and June 30, 2007. The allowance for loan losses as a percentage of non-performing loans was 157.67% at December 31, 2007 compared with 134.33% at June 30, 2007. At December 31, 2007 our allowance for loan losses as a percentage of total loans was 0.22% compared to 0.19% at June 30, 2007.
Although we believe we have established and maintained an adequate level of allowance for loan losses, additions may be necessary based on growth of the loan portfolio, change in composition of the loan portfolio, and the impact the deterioration of the real estate and economic environments have on the area in which we lend. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Deferred Tax Asset. The Company’s net deferred tax asset decreased by $2.3 million to $37.1 million at December 31, 2007 from $39.4 million at June 30, 2007. This decrease is primarily the result of the curtailment of the postretirement benefit plan. (See discussion in “Comparison of Operating Results — Non-interest Expense”.)
Bank Owned Life Insurance, Stock in the Federal Home Loan Bank and Other Assets. Bank owned life insurance increased by $2.0 million from $88.0 million at June 30, 2007 to $90.0 million at December 31, 2007. There was also an increase in accrued interest receivable of $2.1 million resulting from an increase in the yield on interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $12.3 million from $33.9 million at June 30, 2007 to $46.1 million at December 31, 2007 as a result of an increase in our level of borrowings at December 31, 2007.
Deposits. Deposits increased by $129.0 million, or 3.5%, to $3.79 billion at December 31, 2007 from $3.66 billion at June 30, 2007. The increase was due primarily to an increase in certificates of deposits and to a lesser extent an increase in our money market account deposits. This was partially offset by the decrease in savings deposits and checking account deposits.
Borrowed Funds. Borrowed funds increased $172.5 million, or 16.6%, to $1.21 billion at December 31, 2007 from $1.04 billion at June 30, 2007. This increase in borrowed funds was the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
Stockholders’ Equity. Stockholders’ equity decreased $25.5 million to $817.8 million at December 31, 2007 from $843.4 million at June 30, 2007. This decrease is attributed to the repurchase of our common stock totaling $42.4 million during the six months ended December 31, 2007, which was partially offset by $6.8 million in net income for the period, $4.7 million in stock-based compensation cost credited to paid-in capital and a decrease of $4.0 million in the accumulated other comprehensive loss.
Average Balance Sheets for the Three and Six Months ended December 31, 2007 and 2006
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and six months ended December 31, 2007 and 2006. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	December 31, 2007				December 31, 2006
	Average Outstanding				Average Outstanding
	Balance		Interest Earned/Paid	Average Yield/Rate	Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$14,097		$141	4.00%	$22,758		$222	3.90%
Securities available-for-sale (1)	234,917		2,693	4.59%	470,134		5,175	4.40%
Securities held-to-maturity	1,433,401		17,475	4.88%	1,648,891		19,697	4.78%
Net loans	3,940,812		56,688	5.75%	3,217,045		44,126	5.49%
Stock in FHLB	45,850		800	6.98%	45,252		753	6.66%

Total interest-earning assets	5,669,077		77,797	5.49%	5,404,080		69,973	5.18%

Non-interest-earning assets	178,738				154,837

Total assets	$5,847,815				$5,558,917

Interest-bearing liabilities:
Savings	$306,873		1,642	2.14%	$243,693		907	1.49%
Interest-bearing checking	331,306		1,877	2.27%	298,288		1,790	2.40%
Money market accounts	207,385		1,425	2.75%	186,335		929	1.99%
Certificates of deposit	2,880,878		34,673	4.81%	2,633,188		30,418	4.62%
Borrowed funds	1,201,523		14,424	4.80%	1,210,038		14,935	4.94%

Total interest-bearing liabilities	4,927,965		54,041	4.39%	4,571,542		48,979	4.29%

Non-interest-bearing liabilities	100,018				83,732

Total liabilities	5,027,983				4,655,274
Stockholders’ equity	819,832				903,643

Total liabilities and stockholders’ equity	$5,847,815				$5,558,917

Net interest income			$23,756				$20,994

Net interest rate spread (2)				1.10%				0.89%

Net interest-earning assets (3)	$741,112				$832,538

Net interest margin (4)				1.68%				1.55%

Ratio of interest-earning assets to total interest- bearing liabilities	1.15	X			1.18	X

	For Six Months Ended
	December 31, 2007				December 31, 2006
	Average Outstanding				Average Outstanding
	Balance		Interest Earned/Paid	Average Yield/Rate	Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$15,152		$301	3.97%	$21,398		$391	3.65%
Securities available-for-sale (1)	243,094		5,573	4.59%	502,636		10,897	4.34%
Securities held-to-maturity	1,464,307		35,684	4.87%	1,688,919		40,228	4.76%
Net loans	3,829,687		109,654	5.73%	3,149,672		86,038	5.46%
Stock in FHLB	42,674		1,393	6.53%	46,531		1,450	6.23%

Total interest-earning assets	5,594,914		152,605	5.46%	5,409,156		139,004	5.14%

Non-interest-earning assets	176,406				152,013

Total assets	$5,771,320				$5,561,169

Interest-bearing liabilities:
Savings	$310,505		3,457	2.23%	$233,447		1,433	1.23%
Interest-bearing checking	342,535		4,325	2.53%	302,959		3,635	2.40%
Money market accounts	197,475		2,664	2.70%	196,799		1,802	1.83%
Certificates of deposit	2,837,637		68,473	4.83%	2,594,289		57,924	4.47%
Borrowed funds	1,160,360		28,527	4.92%	1,246,699		30,749	4.93%

Total interest-bearing liabilities	4,848,512		107,446	4.43%	4,574,193		95,543	4.18%

Non-interest-bearing liabilities	99,927				83,478

Total liabilities	4,948,439				4,657,671
Stockholders’ equity	822,881				903,498

Total liabilities and stockholders’ equity	$5,771,320				$5,561,169

Net interest income			$45,159				$43,461

Net interest rate spread (2)				1.03%				0.96%

Net interest-earning assets (3)	$746,402				$834,963

Net interest margin (4)				1.61%				1.61%

Ratio of interest-earning assets to total interest- bearing liabilities	1.15	X			1.18	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006
Net Income. Net income was $4.0 million for the three months ended December 31, 2007 compared to net income of $12.0 million for the three months ended December 31, 2006. In the current quarter, the Company recognized a $2.3 million pre-tax gain related to its postretirement benefit plan and recorded a $1.8 million provision for loan losses. In the prior year quarter, the Company recognized $10.7 million in deferred tax benefits from the net reduction in previously established valuation allowances for deferred tax assets and realized a pretax loss of $3.7 million on the sale of securities.
Net Interest Income. Net interest income increased by $2.8 million, or 13.2%, to $23.8 million for the three months ended December 31, 2007 from $21.0 million for the three months ended December 31, 2006. The increase was caused primarily by a 31 basis point improvement in our yield on interest-earning assets to 5.49% for the three months ended December 31, 2007 from 5.18% for the three months ended December 31, 2006. This was partially offset by a 10 basis point increase in our cost of interest-bearing liabilities to 4.39% for the three months ended December 31, 2007 from 4.29% for the three months ended December 31, 2006. Our net interest margin also increased by 13 basis points from 1.55% for the three months ended December 31, 2006 to 1.68% for the three months ended December 31, 2007.
Interest and Dividend Income. Total interest and dividend income increased by $7.8 million, or 11.2%, to $77.8 million for the three months ended December 31, 2007 from $70.0 million for the three months ended December 31, 2006. This increase is due in part to a 31 basis point increase in the weighted average yield on interest-earning assets to 5.49% for the three months ended December 31, 2007 compared to 5.18% for the three months ended December 31, 2006. In addition, the average balance of interest-earning assets increased $265.0 million, or 4.9%, to $5.67 billion for the three months ended December 31, 2007 from $5.40 billion for the three months ended December 31, 2006.
Interest income on loans increased by $12.6 million, or 28.5%, to $56.7 million for the three months ended December 31, 2007 from $44.1 million for the three months ended December 31, 2006, reflecting a $723.8 million, or 22.5%, increase in the average balance of net loans to $3.94 billion for the three months ended December 31, 2007 from $3.22 billion for the three months ended December 31, 2006. In addition, the average yield on loans increased 26 basis points to 5.75% for the three months ended December 31, 2007 from 5.49% for the three months ended December 31, 2006.
Interest income on all other interest-earning assets, excluding loans, decreased by $4.7 million, or 18.3%, to $21.1 million for the three months ended December 31, 2007 from $25.8 million for the three months ended December 31, 2006. This decrease reflected a $458.8 million decrease in the average balance of all other interest-earning assets, excluding loans, partially offset by a 16 basis point increase in the average yield on all other interest-earning assets, excluding loans, to 4.89% for the three months ended December 31, 2007 from 4.73% for the three months ended December 31, 2006.
Interest Expense. Total interest expense increased by $5.1 million, or 10.3%, to $54.0 million for the three months ended December 31, 2007 from $49.0 million for the three months ended December 31, 2006. This increase was primarily due to the average balance of total interest-bearing liabilities increasing by $356.4 million, or 7.8%, to $4.93 billion for the three months ended December 31, 2007 from $4.57 billion for the three months ended December 31, 2006. In addition, the weighted average cost of total interest-bearing liabilities increased 10 basis points to 4.39% for the three months ended December 31, 2007 compared to 4.29% for the three months ended December 31, 2006.
Interest expense on interest-bearing deposits increased $5.6 million, or 16.4% to $39.6 million for the three months ended December 31, 2007 from $34.0 million for the three months ended December 31, 2006. This increase was due to the average balance of interest-bearing deposits increasing $364.9 million, or 10.9% to $3.73 billion for the three months ended December 31, 2007 from $3.36 billion for the three months ended December 31, 2006. In addition, there was a 20 basis point increase in the average cost of interest-bearing deposits to 4.25% for the three months ended December 31, 2007 from 4.05% for the three months ended December 31, 2006.
Interest expense on borrowed funds decreased by $511,000, or 3.4%, to $14.4 million for the three months ended December 31, 2007 from $14.9 million for the three months ended December 31, 2006. This decrease is primarily due to the average cost of borrowed funds decreasing by 14 basis points to 4.80% for the three months ended December 31, 2007 from 4.94% for the three months ended December 31, 2006. In addition, the average balance of borrowed funds decreased by $8.5 million or 0.7%, to $1.20 billion for the three months ended December 31, 2007 from $1.21 billion for the three months ended December 31, 2006.
Provision for Loan Losses. Our provision for loan losses was $1.8 million for the three month period ended December 31, 2007 compared to $100,000 for the three month period ended December 31, 2006. For the three months ended December 31, 2007, net charge-offs totaled $4,000 compared to net charge-offs of $138,000 for the three months ended December 31, 2006. The increase in our provision resulted from the growth in our commercial real estate loan portfolio and the internal downgrade of risk ratings on two construction loans. The construction loans total $12.5 million and involve two separate developers; one of whom is being adversely affected by the current real estate market and the other who is experiencing cost overruns. Payments on these loans are current and continue to perform in accordance with their contractual loan agreements. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2007 and June 30, 2007.”
Non-interest Income. Total non-interest income increased by $4.2 million to $2.0 million for the three months ended December 31, 2007 from a loss of $2.2 million for the three months ended December 31, 2006. This increase was largely the result of securities gains of $18,000 during the three months ended December 31, 2007 compared to a $3.7 million loss on the sale of securities recorded during the three months ended December 31, 2006 primarily attributed to a balance sheet restructuring transaction completed during that quarter. During the quarter ended December 31, 2006, the Company sold approximately $187.7 million in bonds yielding 3.90%, representing 9% of its mortgage-backed securities portfolio, at a pretax loss of $3.7 million. The proceeds from the sale of these securities were used to reduce wholesale borrowings costing 5.35%. In addition, income on our bank owned life insurance increased by $121,000 to $1.0 million for the three months ended December 31, 2007 from $924,000 for the three months ended December 31, 2006.
Non-interest Expenses. Total non-interest expenses decreased by $347,000, or 1.9%, to $17.9 million for the three months ended December 31, 2007 from $18.2 million for the three months ended December 31, 2006. This decrease was primarily due to a decrease in compensation and fringe benefits of $897,000, or 7.3%, to $11.4 million for the three months ended December 31,

2007. The decrease in compensation and fringe benefits was largely the result of a $2.3 million gain recognized for the curtailment and settlement of our postretirement benefit obligation, partially offset by a $1.2 million increase in costs associated with awards granted under the 2006 Equity Incentive Plan.
Income Taxes. Income tax expense was $2.2 million for the three months ended December 31, 2007 representing an effective tax rate of 38.9% for the period. There was an income tax benefit of $11.6 million for the three months ended December 31, 2006. The tax benefit was attributable to the reversal of a substantial portion of the previously established deferred tax asset valuation allowance, as management has determined that it is more likely than not that the deferred tax asset would be realized.
Comparison of Operating Results for the Six Months Ended December 31, 2007 and 2006
Net Income. Net income was $6.8 million for the six months ended December 31, 2007 compared to net income of $16.4 million for the six months ended December 31, 2006. In the six months ended December 31, 2007, the Company recognized a $2.3 million gain related to its postretirement benefit plan and recorded a $2.0 million provision for loan losses. In the prior year six months, the Company recognized $10.7 million in deferred tax benefits from the net reduction in previously established valuation allowances for deferred tax assets and realized a pretax loss of $3.7 million on the sale of securities.
Net Interest Income. Net interest income increased by $1.7 million, or 3.9%, to $45.2 million for the six months ended December 31, 2007 from $43.5 million for the six months ended December 31, 2006. The increase was caused primarily by a 32 basis point improvement in our yield on interest-earning assets to 5.46% for the six months ended December 31, 2007 from 5.14% for the six months ended December 31, 2006. This was partially offset by a 25 basis point increase in our cost of interest-bearing liabilities to 4.43% for the six months ended December 31, 2007 from 4.18% for the six months ended December 31, 2006. Our net interest margin remained consistent at 1.61% for the six months ended December 31, 2007 and 2006.
Interest and Dividend Income. Total interest and dividend income increased by $13.6 million, or 9.8%, to $152.6 million for the six months ended December 31, 2007 from $139.0 million for the six months ended December 31, 2006. This increase is due in part to a 32 basis point increase in the weighted average yield on interest-earning assets to 5.46% for the six months ended December 31, 2007 compared to 5.14% for the six months ended December 31, 2006. The average balance of interest-earning assets also increased $185.8 million, or 3.4%, to $5.59 billion for the six months ended December 31, 2007 from $5.41 billion for the six months ended December 31, 2006.
Interest income on loans increased by $23.6 million, or 27.4%, to $109.7 million for the six months ended December 31, 2007 from $86.0 million for the six months ended December 31, 2006, reflecting a $680.0 million, or 21.6%, increase in the average balance of net loans to $3.83 billion for the six months ended December 31, 2007 from $3.15 billion for the six months ended December 31, 2006. In addition, the average yield on loans increased 27 basis points to 5.73% for the six months ended December 31, 2007 from 5.46% for the six months ended December 31, 2006.
Interest income on all other interest-earning assets, excluding loans, decreased by $10.0 million, or 18.9%, to $43.0 million for the six months ended December 31, 2007 from $53.0 million for the six months ended December 31, 2006. This decrease reflected a $494.3 million decrease in the average balance of all other interest-earning assets, excluding loans, partially offset by an 18 basis point increase in the average yield on all other interest-earning assets, excluding loans, to 4.87% for the six months ended December 31, 2007 from 4.69% for the six months ended December 31, 2006.
Interest Expense. Total interest expense increased by $11.9 million, or 12.5%, to $107.4 million for the six months ended December 31, 2007 from $95.5 million for the six months ended December 31, 2006. This increase was due in part to the average balance of total interest-bearing liabilities increasing by $274.3 million, or 6.0%, to $4.85 billion for the six months ended December 31, 2007 from $4.57 billion for the six months ended December 31, 2006. In addition, the weighted average cost of total interest-bearing liabilities increased 25 basis points to 4.43% for the six months ended December 31, 2007 compared to 4.18% for the six months ended December 31, 2006.
Interest expense on interest-bearing deposits increased $14.1 million, or 21.8% to $78.9 million for the six months ended December 31, 2007 from $64.8 million for the six months ended December 31, 2006. This increase was due in part to the average balance of interest-bearing deposits increasing $360.7 million, or 10.8% to $3.69 billion for the six months ended December 31, 2007 from $3.33 billion for the six months ended December 31, 2006. In addition, there was a 39 basis point increase in the average cost of interest-bearing deposits to 4.28% for the six months ended December 31, 2007 from 3.89% for the six months ended December 31, 2006.
Interest expense on borrowed funds decreased by $2.2 million, or 7.2%, to $28.5 million for the six months ended December 31, 2007 from $30.7 million for the six months ended December 31, 2006. This decrease is primarily attributed to the average balance of borrowed funds decreasing by $86.3 million or 6.9%, to $1.16 billion for the six months ended December 31, 2007 from $1.25 billion for the six months ended December 31, 2006. In addition, the average cost of borrowed funds decreased by 1 basis point to 4.92% for the six months ended December 31, 2007 from 4.93% for the six months ended December 31, 2006.
Provision for Loan Losses. Our provision for loan losses was $2.0 million for the six month period ended December 31, 2007 compared to $325,000 for the six month period ended December 31, 2006. For the six months ended December 31, 2007, net charge-offs totaled $44,000 compared to net charge-offs of $139,000 for the six months ended December 31, 2006. The increase in our provision resulted from the growth in our commercial real estate loan portfolio and the internal downgrade of risk ratings on two construction loans, as previously described. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2007 and June 30, 2007.”
Non-interest Income. Total non-interest income increased by $4.5 million to $3.8 million for the six months ended December 31, 2007 from a loss of $632,000 for the six months ended December 31, 2006. This increase was largely the result of the securities gains of $18,000 in the six months ended December 31, 2007 compared to a $3.7 million loss on the sale of securities recorded during the six months ended December 31, 2006 primarily attributed to the balance sheet restructuring transaction completed during that period. During the quarter ended December 31, 2006, the Company sold approximately $187.7 million in bonds yielding 3.90%, representing 9% of its mortgage-backed securities portfolio, at a pretax loss of $3.7 million. The proceeds from the sale of these securities were used to reduce wholesale borrowings costing 5.35%. Additionally, income associated with our bank owned life insurance contract increased by

$258,000 to $2.0 million for the six months ended December 31, 2007 from $1.7 million for the six months ended December 31, 2006.
Non-interest Expenses. Total non-interest expenses increased by $1.6 million, or 4.4%, to $36.9 million for the six months ended December 31, 2007 from $35.3 million for the six months ended December 31, 2006. This increase was primarily the result of compensation and fringe benefits increasing by $1.8 million, or 7.9%, to $24.4 million for the six months ended December 31, 2007. The six month period ended December 31, 2007 included a $3.6 million increase in expense for the 2006 Equity Incentive Plan compared to the six month period ended December 31, 2006. This increase was partially offset by the $2.3 million gain related to the curtailment and settlement of our postretirement benefit obligation recognized during the six months ended December 31, 2007.
Income Taxes. Income tax expense was $3.3 million for the six months ended December 31, 2007 representing a 34.8% effective tax rate for the period. For the six months ended December 31, 2006 there was an income tax benefit of $9.2 million. The tax benefit was primarily attributable to the valuation allowance reversal described above.
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
At December 31, 2007 the Company had overnight borrowings outstanding of $89.0 million compared to $200.0 million of outstanding overnight borrowings at June 30, 2007. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $1.21 billion at December 31, 2007, an increase from $1.04 billion at June 30, 2007. This increase was primarily the result strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2007, outstanding commitments to originate loans totaled $157.1 million; outstanding unused lines of credit totaled $251.4 million; and outstanding commitments to sell loans totaled $16.1 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.62 billion at December 31, 2007. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a second share repurchase program at their April 2007 meeting, which authorized the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock. The second share repurchase program commenced upon completion of the first program in May 2007. Under this program, up to 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the six month period ended December 31, 2007, the Company repurchased 3,069,029 shares of its common stock at an average cost of $13.77 per share. Under the current share repurchase program, 560,697 shares remain available for repurchase. As of December 31, 2007, a total of 9,542,724 shares have been purchased, at an average cost of $14.57 per share, under Board authorized share repurchase programs, of which 1,666,959 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use, including stock option exercises.
At its January 2008 meeting, the Board of Directors approved a third stock repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. The newly approved stock repurchase program will commence immediately upon completion of the current program.
As of December 31, 2007 the Bank exceeded all regulatory capital requirements as follows:

	As of December 31, 2007
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$704,284	23.4%	$240,932	8.0%
Tier I capital (to risk-weighted assets)	695,426	23.1	120,466	4.0
Tier I capital (to average assets)	695,426	11.9	233,676	4.0
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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
On a quarterly basis, managements Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.
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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. Variable-rate mortgage related assets can help to reduce exposure in a rising rate environment as the rate earned in the mortgage loans increase as prevailing market rates increase. However, the preferences of our customers have resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment since our liabilities will reprice more quickly than our assets. In an effort to help mitigate our exposure, we have increased our focus on the origination of commercial real estate mortgage loans and adjustable-rate construction loans. Although we have limited our securities activity, we historically invested in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of December 31, 2007 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

				Net Interest Income (3)
					Increase (Decrease) in
	Net Portfolio Value (1),(2)				Estimated Net Interest
Change in		Estimated Increase (Decrease)		Estimated Net	Income
Interest Rates	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
(basis points)	(Dollars in thousands)
+200bp	510,604	(257,643)	(33.54)%	97,663	$(13,704)	(12.31)%
0bp	768,247	—	—	111,367	—	—
-200bp	769,252	1,005	0.13%	122,766	11,399	10.24%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at December 31, 2007 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 33.54% decrease in NPV and a $13.7 million or 12.31% decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 0.13% increase in NPV and an $11.4 million or 10.24% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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

There were no changes made in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of fiscal 2008 and the stock repurchase plans approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
October 1, 2007 through October 31, 2007	20,500	$14.25	20,500	2,214,026
November 1, 2007 through November 30, 2007	944,301	14.45	944,301	1,269,725
December 1, 2007 through December 31, 2007	709,028	14.36	709,028	560,697

Total	1,673,829	$14.41	1,673,829

(1)	On April 26, 2007, the Company announced its second Share Repurchase Program, which authorized the purchase of an additonal 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares. This stock repurchase program commenced upon completion of the first program on May 10, 2007. This program has no expiration date and has 560,697 shares yet to be purchased as of December 31, 2007. On January 28, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additonal 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program will commenced upon completion of the second program. This program has no expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on November 20, 2007. There were outstanding and entitled to vote at the Meeting 116,275,688 shares of Common Stock of the Company. Investors Bancorp, MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 104,074,721 shares of Common Stock representing 94.5% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent registered public accountants for the fiscal year ending June 30, 2008. The result of the voting at the Meeting is as follows:
     Proposal 1: The election of three directors for terms of three years each.

Robert M. Cashill	For: 102,564,698	Withheld: 1,510,023
Brian D. Dittenhafer	For: 101,856,875	Withheld: 2,217,846
Vincent D. Manahan III	For: 101,741,606	Withheld: 2,333,115
Proposal 2: Ratification of the appointment of KPMG LLP as independent registered public accountants for the fiscal year ended June 30, 2008.

For:	103,271,737
Against:	617,622
Abstain:	185,362
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

Investors Bancorp, Inc.
Dated: February 11, 2008	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 11, 2008	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)