Form 10-Q
period 2008-03-31
Investors Bancorp Inc
filed 2008-05-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 30, 2008 there were 116,275,688 shares of the Registrant’s common stock, par value $0.01 per share, issued and 107,995,967 outstanding, of which 63,099,781 shares, or 58.42% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company parent.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2008 (Unaudited) and June 30, 2007

	March 31,	June 30,
	2008	2007
	(In thousands)
Assets
Cash and cash equivalents	$90,938	24,810
Securities available-for-sale, at estimated fair value	214,049	251,970
Securities held-to-maturity, net (estimated fair value of $1,271,313 and $1,472,385 at March 31, 2008 and June 30, 2007, respectively)	1,302,356	1,517,664
Loans receivable, net	4,078,254	3,589,373
Loans held-for-sale	6,722	3,410
Stock in the Federal Home Loan Bank	41,846	33,887
Accrued interest receivable	26,183	24,300
Office properties and equipment, net	28,009	27,155
Net deferred tax asset	38,571	39,399
Bank owned life insurance contract	90,949	88,018
Other assets	1,153	1,102

Total assets	$5,919,030	5,601,088

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$3,887,967	3,664,966
Borrowed funds	1,155,589	1,038,710
Advance payments by borrowers for taxes and insurance	19,374	17,671
Other liabilities	36,215	36,376

Total liabilities	5,099,145	4,757,723

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 116,275,688 issued; 108,135,665 and 111,468,952 outstanding at March 31, 2008 and June 30, 2007, respectively	532	532
Additional paid-in capital	511,850	506,016
Retained earnings	465,575	453,751
Treasury stock, at cost; 8,276,765 and 4,806,736 shares at March 31, 2008 and June 30, 2007, respectively	(116,774)	(70,973)
Unallocated common stock held by the employee stock ownership plan	(37,932)	(38,996)
Accumulated other comprehensive loss	(3,366)	(6,965)

Total stockholders’ equity	819,885	843,365

Total liabilities and stockholders’ equity	$5,919,030	5,601,088

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$57,123	45,868	166,777	131,906
Securities:
Government-sponsored enterprise obligations	1,042	1,339	3,714	4,017
Mortgage-backed securities	14,919	18,286	47,358	60,988
Equity securities available-for-sale	—	443	—	1,370
Municipal bonds and other debt	2,627	2,410	8,773	7,228
Interest-bearing deposits	151	154	452	545
Repurchase agreements	162	—	162	—
Federal Home Loan Bank stock	971	798	2,364	2,248

Total interest and dividend income	76,995	69,298	229,600	208,302

Interest expense:
Deposits	37,980	35,673	116,899	100,467
Secured borrowings	12,887	11,995	41,414	42,744

Total interest expense	50,867	47,668	158,313	143,211

Net interest income	26,128	21,630	71,287	65,091
Provision for loan losses	1,000	200	2,950	525

Net interest income after provision for loan losses	25,128	21,430	68,337	64,566

Non-interest income:
Fees and service charges	740	642	2,219	1,961
Income on bank owned life insurance contract	954	910	2,931	2,629
Gain on sales of mortgage loans, net	234	135	466	89
Gain (loss) on securities transactions, net	(17)	—	1	(3,666)
Other income	171	23	301	65

Total non-interest income	2,082	1,710	5,918	1,078

Non-interest expenses:
Compensation and fringe benefits	13,027	12,962	37,378	35,520
Advertising and promotional expense	635	767	1,865	2,525
Office occupancy and equipment expense	2,565	2,469	7,703	7,407
Federal insurance premiums	112	108	326	326
Stationery, printing, supplies and telephone	465	399	1,305	1,172
Legal, audit, accounting, and supervisory examination fees	543	504	1,517	1,551
Data processing service fees	1,076	1,004	3,061	2,912
Other operating expenses	878	891	3,043	3,025

Total non-interest expenses	19,301	19,104	56,198	54,438

Income before income tax expense (benefit)	7,909	4,036	18,057	11,206
Income tax expense (benefit)	2,905	1,042	6,244	(8,159)

Net income	$5,004	2,994	11,813	19,365

Earnings per share — basic and diluted	$0.05	$0.03	$0.11	$0.17
Weighted average shares outstanding
Basic	102,952,725	109,165,928	104,064,944	111,066,524
Diluted	103,080,783	109,252,301	104,208,845	111,071,493
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2008 and 2007
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
				(In thousands)
Balance at June 30, 2006	$532	524,962	426,233	—	(40,414)	(11,126)	900,187

Comprehensive income:
Net income	—	—	19,365	—	—	—	19,365
Unrealized gain on securities available- for-sale, net of tax expense of $6,760	—	—	—	—	—	10,117	10,117
Reclassification adjustment for losses included in net income, net of tax benefit of $1,347	—	—	—	—	—	(1,951)	(1,951)

Total comprehensive income							27,531

Cummulative effect of change in accounting for bank owned life insurance	—	—	5,564	—	—	—	5,564
Purchase of treasury stock (4,856,295 shares)	—	—	—	(74,082)	—	—	(74,082)
Treasury stock allocated to restricted stock plan	—	(25,421)	(312)	25,733	—	—	—
Compensation cost for stock options and restricted stock	—	3,458	—	—	—	—	3,458
ESOP shares allocated or commited to be released	—	512	—	—	1,064	—	1,576

Balance at March 31, 2007	$532	503,511	450,850	(48,349)	(39,350)	(2,960)	864,234

Balance at June 30, 2007	$532	506,016	453,751	(70,973)	(38,996)	(6,965)	843,365

Comprehensive income:
Net income	—	—	11,813	—	—	—	11,813
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $891	—	—	—	—	—	1,337	1,337
Amortization related to postretirement obligations, net of tax expense of $54	—	—	—	—	—	80	80
Unrealized gain on securities available- for-sale, net of tax expense of $1,521	—	—	—	—	—	2,182	2,182

Total comprehensive income							15,412

Cummulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (3,470,029 shares)	—	—	—	(47,920)	—	—	(47,920)
Treasury stock allocated to restricted stock plan	—	(1,830)	(289)	2,119	—	—	—
Compensation cost for stock options and restricted stock	—	7,215	—	—	—	—	7,215
ESOP shares allocated or committed to be released	—	449	—	—	1,064	—	1,513

Balance at March 31, 2008	$532	511,850	465,575	(116,774)	(37,932)	(3,366)	819,885

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$11,813	19,365
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,728	5,034
Amortization of premiums and accretion of discounts on securities, net	785	1,228
Amortization of premium and accretion of fees and costs on loans, net	1,559	1,386
Provision for loan losses	2,950	525
Depreciation and amortization of office properties and equipment	2,026	2,106
(Gain) loss on securities transactions, net	(1)	3,666
Mortgage loans originated for sale	(59,982)	(35,225)
Proceeds from mortgage loan sales	57,136	30,471
Gain on sales of mortgage loans, net	(466)	(89)
Income on bank owned life insurance contract	(2,931)	(2,629)
Increase in accrued interest receivable	(1,883)	(2,819)
Deferred tax benefit	(1,638)	(14,058)
(Increase) decrease in other assets	(51)	147
Increase (decrease) in other liabilities	2,501	(4,709)

Total adjustments	8,732	(14,966)

Net cash provided by operating activities	20,545	4,399

Cash flows from investing activities:
Purchases of loans receivable	(467,362)	(503,647)
Net (originations) repayments of loans receivable	(26,028)	73,334
Purchases of mortgage-backed securities held-to-maturity	—	(22,701)
Purchases of debt securities held-to-maturity	(23,118)	(13,000)
Purchases of other investments available-for-sale	(1,400)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	170,072	214,761
Proceeds from calls/maturities on debt securities held-to-maturity	67,508	2,063
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	43,087	70,809
Proceeds from call of equity securities available-for-sale	—	10,000
Proceeds from sale of mortgage-backed securities held-to-maturity	—	22,942
Proceeds from sale of mortgage-backed securities available-for-sale	—	161,112
Proceeds from redemptions of Federal Home Loan Bank stock	21,323	29,251
Purchases of Federal Home Loan Bank stock	(29,282)	(16,650)
Purchases of office properties and equipment	(2,880)	(1,396)

Net cash (used in) provided by investing activities	(248,080)	26,878

Cash flows from financing activities:
Net increase in deposits	223,001	282,066
Net decrease in funds borrowed under short-term repurchase agreements	(160,000)	(125,000)
Proceeds from funds borrowed under other repurchase agreements	590,000	310,000
Repayments of funds borrowed under other repurchase agreements	(80,000)	(475,000)
Net (decrease) increase in other borrowings	(233,121)	34,977
Net increase in advance payments by borrowers for taxes and insurance	1,703	689
Purchase of treasury stock	(47,920)	(74,082)

Net cash provided by (used in) financing activities	293,663	(46,350)

Net increase (decrease) in cash and cash equivalents	66,128	(15,073)

Cash and cash equivalents at beginning of period	24,810	39,824

Cash and cash equivalents at end of period	$90,938	24,751

Supplemental cash flow information:
Cash paid during the period for:
Interest	155,635	143,168
Income taxes	2,194	7,615
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2008.
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
2. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2008			2007
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net Income	$5,004			$2,994

Basic earnings per share:
Income available to common stockholders	$5,004	102,952,725	$0.05	$2,994	109,165,928	$0.03

Effect of dilutive common stock equivalents	—	128,058		—	86,373

Diluted earnings per share:
Income available to common stockholders	$5,004	103,080,783	$0.05	$2,994	109,252,301	$0.03

	For the Nine Months Ended March 31,
	2008			2007
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net Income	$11,813			$19,365

Basic earnings per share:
Income available to common stockholders	$11,813	104,064,944	$0.11	$19,365	111,066,524	$0.17

Effect of dilutive common stock equivalents	—	143,901		—	4,969

Diluted earnings per share:
Income available to common stockholders	$11,813	104,208,845	$0.11	$19,365	111,071,493	$0.17

Anti-dilutive stock options and awards totaling 4,925,994 shares at March 31, 2008 were excluded from the earnings per share calculations.
3. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	March 31,	June 30,
	2008	2007
	(In thousands)
Residential mortgage loans	$3,488,985	3,153,212
Multi-family and commercial	155,106	107,350
Construction loans	254,766	152,670
Consumer and other loans	166,745	161,395

Total loans	4,065,602	3,574,627

Premiums and deferred costs	25,011	23,587
Deferred loan fees	(2,522)	(1,924)
Allowance for loan losses	(9,837)	(6,917)

Net loans	$4,078,254	3,589,373

4. Deposits
Deposits are summarized as follows:

	March 31,	June 30,
	2008	2007
	(In thousands)
Savings accounts	$362,694	320,880
Checking accounts	382,866	388,215
Money market accounts	211,193	182,274

Total core deposits	956,753	891,369
Certificates of deposit	2,931,214	2,773,597

	$3,887,967	3,664,966

5. Equity Incentive Plan
During the nine months ended March 31, 2008 and 2007, the Company recorded $7.2 million and $3.5 million, respectively, of share-based compensation expense, comprised of stock option expense of $3.0 million and $1.5 million, respectively, and restricted stock expense of $4.2 million and $2.0 million, respectively.
At the January 2008 Compensation and Benefits Committee meeting, the Committee approved the issuance of an additional 136,742 restricted stock awards and 341,851 stock options to the independent directors of the Board. Additionally, during the quarter ended March 31, 2008, 10,000 stock options were issued to certain officers. The awards were made pursuant to the shareholder approved 2006 Equity Incentive Plan.
The following is a summary of the Company’s stock option activity and related information for its option plans for the nine months ended March 31, 2008 and 2007:

	Nine months ended March 31,
	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	4,437,401	$15.26	—	$—
Granted	351,851	13.39	4,447,401	15.26
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	4,789,252	$15.12	4,447,401	$15.26

Exercisable at end of period	887,480	$15.26	—	$—

The following is a summary of the status of the Company’s non-vested options as of March 31, 2008 and 2007 and changes therein during the nine months then ended:

	Nine months ended March 31,
	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Stock	Grant Date	Stock	Grant Date
	Options	Fair Value	Options	Fair Value
Non-vested at the beginning of period	4,437,401	$4.17	—	$—
Granted	351,851	3.46	4,447,401	4.17
Vested	(887,480)	4.17	—	—
Forfeited	—	—	—	—

Non-vested at end of period	3,901,772	$4.10	4,447,401	$4.17

Expected future expense relating to the 3.9 million non-vested options outstanding as of March 31, 2008 is $14.1 million over a weighted average period of 3.8 years.
Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2008 and 2007 and changes therein during the nine months then ended:

	Nine months ended March 31,
	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Awarded	Fair Value	Awarded	Fair Value
Non-vested at the beginning of period	1,666,959	$15.25	—	$—
Granted	136,742	13.38	1,666,959	15.25
Vested	(333,389)	15.25	—	—
Forfeited	—	—	—	—

Non-vested at end of period	1,470,312	$15.08	1,666,959	$15.25

Expected future compensation expense relating to the 1.5 million restricted shares at March 31, 2008 is $19.5 million over a weighted average period of 3.8 years.
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
The Company also provided (i) postretirement health care benefits to retired employees hired prior to April 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. In December 2007, the Company curtailed the benefits to current employees and settled its obligations to retired employees related to the postretirement benefit plan and recognized a pre-tax gain of $2.3 million as a reduction of compensation and fringe benefits expense in the consolidated statements of income.
The components of net periodic benefit expense are as follows:

	Three months ended March 31,
	SERP and directors’ plan		Other Benefits
	2008	2007	2008	2007
		( In thousands)
Service cost	$135	296	—	40
Interest cost	253	225	12	135
Amortization of:
Transition obligation	—	—	9	50
Prior service cost	(25)	5	—	—
Net loss (gain)	49	37	(5)	—

Total net periodic benefit expense	$412	563	16	225

	Nine months ended March 31,
	SERP and directors’ plan		Other Benefits
	2008	2007	2008	2007
		(In thousands)
Service cost	$404	888	46	119
Interest cost	758	674	229	404
Amortization of:
Transition obligation	—	—	66	150
Prior service cost	(74)	14	—	—
Net loss (gain)	146	113	(4)	—

Total net periodic benefit expense	$1,234	1,689	337	673

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and Other Benefits plan in fiscal year 2008.
The Company also maintains a defined benefit pension plan for employees. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company contributed $1.5 million to the defined benefit pension plan during the first nine months of fiscal year 2008. We anticipate contributing funds to the plan to meet any minimum funding requirements.
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
A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. On a quarterly basis the Company assesses the realizability of its deferred tax assets. In December 2006, the Company performed an assessment of its ability to realize certain deferred tax assets and concluded that, based on the facts and circumstances at the time, a portion of the associated valuation allowance was no longer required. Those facts and circumstances included, but were not limited to, the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the decision to discontinue the operations of the Company’s Real Estate Investment Trust’s (“REIT”) operations and transfer the REIT’s assets to the Bank due to legislation passed in the State of New Jersey. As a result, the Company recognized a deferred tax benefit of $9.9 million related to the reversal of the previously established deferred tax asset valuation allowance during the quarter ended December 31, 2006. This benefit was partially offset by an additional valuation allowance established for the contribution to the charitable foundation.
The Company files income tax returns in the United States federal jurisdiction and in the state of New Jersey jurisdiction. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2002. Currently, the Company is not under examination by any taxing authority.
8. Stock Repurchase Program
At its January 2008 meeting, the Board of Directors approved a third share repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. The newly approved share repurchase program will commence immediately upon completion of the current program, under which an additional

159,697 shares may be purchased as of March 31, 2008. Under these programs, Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the nine month period ended March 31, 2008, the Company repurchased 3,470,029 shares of its common stock at an average cost of $13.81 per share. At March 31, 2008, a total of 4,466,945 shares remained available for repurchase under the share repurchase programs. As of March 31, 2008, a total of 9,943,724 shares have been purchased, at an average cost of $14.54 per share, under Board authorized share repurchase programs, of which 1,803,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining repurchased shares are held for general corporate use, including stock option exercises.
9. Pending Acquisition
In August 2007, the Company entered into an Agreement and Plan of Merger with Summit Federal Bankshares, Inc. As required by the Office of Thrift Supervision (OTS), Investors Bancorp has agreed to issue additional shares of its common stock to Investors Bancorp, MHC (“Investors MHC”), based on a pro forma market valuation of Summit Federal. An independent appraisal has determined that, as of March 17, 2008, Summit Federal had a pro forma market value of $25.0 million.
At the closing of the merger, which is expected to occur in June 2008 subject to receipt of depositor (Summit Federal) and regulatory approvals, Investors Bancorp will issue the additional shares of common stock to Investors MHC. The number of shares of common stock to be issued to Investors MHC will equal $25.0 million divided by the average of the closing sales price of a share of Investors Bancorp common stock, as reported on the Nasdaq Stock Market, for the twenty (20) consecutive trading days ending on the second trading day preceding the completion date of the merger. The merger will be accounted for as a pooling of interest of mutual enterprises. As of March 31, 2008, Summit Federal Savings Bank had $112 million in assets.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and requires various additional fair value disclosures, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 on July 1, 2008 will have a material impact on its financial statements.

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
In December 2007, the FASB issued SFAS No.141R, “Business Combinations.” SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial statements.

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
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
The Federal Reserve Board aggressively reduced the Fed Funds rate during the quarter ended March 31, 2008, including a surprise 75 basis point rate cut on January 22, 2008. These rate reductions combined with those enacted by the Fed in late 2007 caused a steepening of the yield curve which should have a positive impact on net interest income going forward as the cost of interest-bearing liabilities will decrease at a faster pace than the yield on interest-earning assets.
While the interest rate environment is important to our net interest income, so is the composition of our balance sheet. Although the recent turmoil in the financial markets has created uncertainty and volatility, we remain committed to the strategy of replacing wholesale assets and liabilities with more loans and deposits. However, we will evaluate and take advantage of favorable pricing in the wholesale markets when opportunities exist. This may include purchasing loans on a “bulk purchase” basis from well established financial institutions to supplement our normal loan production as well as borrowing in the wholesale markets when those costs are less than the cost of raising deposits.
Total loans have increased to $4.07 billion at March 31, 2008 from $3.57 billion at June 30, 2007, an increase of 13.7%. The majority of the growth came from residential mortgage loans which grew 10.6%, or $335.8 million to $3.49 billion. In order to diversify our loan portfolio we have continued our expansion into commercial real estate lending. During the nine months ended March 31, 2008 commercial real estate, construction and multi-family loans increased $150.0 million or

57.6%. We believe this may provide us with an opportunity to increase net interest income and improve our interest rate risk position.
During the nine months ended March 31, 2008, we recorded a $3.0 million provision for loan losses. This reflected the growth in our loan portfolio, particularly in commercial real estate and the risk associated with this type of lending and an internal downgrade of the risk ratings on two construction loans. Our nonperforming assets have increased in line with our recent loan growth, such that the ratio of non-performing assets to total loans has remained consistent at 0.14% at both March 31, 2008 and June 30, 2007.
Total deposits increased by $223.0 million to $3.89 billion at March 31, 2008, an increase of 6.1%. We continue to focus on increasing core deposits and de-emphasizing certificates of deposit, however, this task has proven difficult given the interest rate environment, consumer preference and the extreme competition in the New Jersey marketplace.
As a result of strong loan growth that exceeded the available cash flows from the investment, loan and deposit portfolios, borrowed funds increased $116.9 million, or 11.3%, to $1.16 billion at March 31, 2008 from $1.04 billion at June 30, 2007.
In August 2007, the Company entered into an Agreement and Plan of Merger with Summit Federal Bankshares, Inc. As required by the Office of Thrift Supervision (OTS), Investors Bancorp has agreed to issue additional shares of its common stock to Investors Bancorp, MHC (“Investors MHC”), based on a pro forma market valuation of Summit Federal. An independent appraisal has determined that, as of March 17, 2008, Summit Federal had a pro forma market value of $25.0 million.
At the closing of the merger, which is expected to occur in June 2008 subject to receipt of depositor (Summit Federal) and regulatory approvals, Investors Bancorp will issue the additional shares of common stock to Investors MHC. The number of shares of common stock to be issued to Investors MHC will equal $25.0 million divided by the average of the closing sales price of a share of Investors Bancorp common stock, as reported on the Nasdaq Stock Market, for the twenty (20) consecutive trading days ending on the second trading day preceding the completion date of the merger. The merger will be accounted for as a pooling of interest of mutual enterprises. As of March 31, 2008, Summit Federal Savings Bank had $112 million in assets and five branch locations that complement our current geographic markets.
Comparison of Financial Condition at March 31, 2008 and June 30, 2007
Total Assets. Total assets increased by $317.9 million, or 5.7%, to $5.92 billion at March 31, 2008 from $5.60 billion at June 30, 2007. This increase was largely the result of an increase in our loan portfolio partially offset by a decrease in the securities portfolio.
Securities. Securities, in the aggregate, decreased by $253.2 million, or 14.3%, to $1.52 billion at March 31, 2008, from $1.77 billion at June 30, 2007. The cash flows from our securities portfolio are being used to fund our loan growth. This is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio.
Net Loans. Net loans, including loans held for sale, increased by $492.2 million, or 13.7%, to $4.08 billion at March 31, 2008 from $3.59 billion at June 30, 2007. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made primarily on properties in New Jersey. To a lesser degree, we originate and purchase loans in states in close proximity to New Jersey as a way to geographically diversify our loan portfolio. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans or option ARMs.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the nine months ended March 31, 2008, we originated $173.5 million in residential mortgage loans. In addition, we purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months ended March 31, 2008, we purchased loans totaling $404.4 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the nine months ended March 31, 2008, we purchased loans totaling $62.9 million on a “bulk purchase” basis.
Additionally, for the nine months ended March 31, 2008, we originated $65.0 million in multi-family and commercial real estate loans and $146.4 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrowers’ ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at March 31, 2008 was $318.2 million compared to $287.9 million at June 30, 2007. The ability of borrowers to repay their obligations is dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately lessen the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The allowance for loan losses increased by $2.9 million to $9.8 million at March 31, 2008 from $6.9 million at June 30, 2007. The increase in the allowance reflects the overall growth in the loan portfolio, particularly commercial real estate loans, as well as the credit risk associated with this type of lending and an internal downgrade of the risk ratings on two construction loans. The allowance for loan losses also reflects the overall inherent credit risk in our loan portfolio, the level of our non-performing loans and our charge-off experience.
Total non-performing loans, defined as non-accruing loans, increased by $556,000 to $5.7 million at March 31, 2008 from $5.1 million at June 30, 2007. The ratio of non-performing loans to total loans was 0.14% at both March 31, 2008 and June 30, 2007. The allowance for loan losses as a percentage of non-performing loans was 172.43% at March 31, 2008 compared with

134.33% at June 30, 2007. At March 31, 2008 our allowance for loan losses as a percentage of total loans was 0.24% compared with 0.19% at June 30, 2007.
Although we believe we have established and maintained an adequate level of allowance for loan losses, additions may be necessary based on growth of the loan portfolio, the change in composition of the loan portfolio, and the possible continuation of the current adverse economic environment. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $8.0 million from $33.9 million at June 30, 2007 to $41.8 million at March 31, 2008 as a result of an increase in our level of borrowings at March 31, 2008. Bank owned life insurance increased by $2.9 million from $88.0 million at June 30, 2007 to $90.9 million at March 31, 2008. There was also an increase in accrued interest receivable of $1.9 million resulting from an increase in the yield on interest-earning assets and the timing of certain cash flows resulting from the change in the mix of our assets.
Deposits. Deposits increased by $223.0 million, or 6.1%, to $3.89 billion at March 31, 2008 from $3.66 billion at June 30, 2007. The increase was due primarily to a $157.6 million increase in certificates of deposits. Savings account deposits and money market account deposits also increased by $41.8 million and $28.9 million, respectively. These increases were partially offset by a $7.0 million decrease in checking account deposits.
Borrowed Funds. Borrowed funds increased $116.9 million, or 11.3%, to $1.16 billion at March 31, 2008 from $1.04 billion at June 30, 2007. This increase in borrowed funds was the result of strong loan growth that exceeded the available cash flows from the investment, loan and deposit portfolios.
Stockholders’ Equity. Stockholders’ equity decreased $23.5 million to $819.9 million at March 31, 2008 from $843.4 million at June 30, 2007. The decrease is primarily attributed to the repurchase of our common stock totaling $45.8 million partially offset by net income of $11.8 million for the nine months ended March 31, 2008. Other factors impacting stockholders’ equity were compensation costs associated with stock options and restricted stock, the change in the accumulated other comprehensive loss, and the allocation of ESOP shares.
Average Balance Sheets for the Three and Nine Months ended March 31, 2008 and 2007
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and nine months ended March 31, 2008 and 2007. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	March 31, 2008				March 31, 2007
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$27,013		$151	2.24%	$18,317		$154	3.36%
Repurchase agreements and Fed Funds	23,626		162	2.74%	—		—	—
Securities available-for-sale (1)	221,914		2,557	4.61%	318,611		3,643	4.57%
Securities held-to-maturity	1,355,945		16,031	4.73%	1,573,901		18,835	4.79%
Net loans	4,020,387		57,123	5.68%	3,313,269		45,868	5.54%
Stock in FHLB	44,088		971	8.81%	35,541		798	8.98%

Total interest-earning assets	5,692,973		76,995	5.41%	5,259,639		69,298	5.27%

Non-interest-earning assets	176,304				173,157

Total assets	$5,869,277				$5,432,796

Interest-bearing liabilities:
Savings	$353,576		2,014	2.28%	$275,530		1,306	1.90%
Interest-bearing checking	330,973		1,595	1.93%	303,904		1,817	2.39%
Money market accounts	208,798		1,225	2.35%	174,671		856	1.96%
Certificates of deposit	2,880,853		33,146	4.60%	2,711,528		31,694	4.68%
Borrowed funds	1,190,571		12,887	4.33%	1,003,698		11,995	4.78%

Total interest-bearing liabilities	4,964,771		50,867	4.10%	4,469,331		47,668	4.27%

Non-interest-bearing liabilities	93,214				83,284

Total liabilities	5,057,985				4,552,615

Stockholders’ equity	811,292				880,181

Total liabilities and stockholders’ equity	$5,869,277				$5,432,796

Net interest income			$26,128				$21,630

Net interest rate spread (2)				1.31%				1.00%

Net interest-earning assets (3)	$728,202				$790,308

Net interest margin (4)				1.84%				1.64%

Ratio of interest-earning assets to total interest- bearing liabilities	1.15	X			1.18	X

	For Nine Months Ended
	March 31, 2008				March 31, 2007
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$19,039		$452	3.17%	$20,346		$545	3.57%
Repurchase agreements and Fed Funds	7,732		162	2.79%	—		—	—
Securities available-for-sale (1)	236,034		8,130	4.59%	441,337		14,541	4.39%
Securities held-to-maturity	1,428,165		51,715	4.83%	1,650,542		59,062	4.77%
Net loans	3,893,275		166,777	5.71%	3,204,120		131,906	5.49%
Stock in FHLB	43,145		2,364	7.31%	42,903		2,248	6.99%

Total interest-earning assets	5,627,390		229,600	5.44%	5,359,248		208,302	5.18%

Non-interest-earning assets	176,401				159,065

Total assets	$5,803,791				$5,518,313

Interest-bearing liabilities:
Savings	$324,851		5,471	2.25%	$247,467		2,740	1.48%
Interest-bearing checking	338,648		5,920	2.33%	303,209		5,452	2.40%
Money market accounts	201,230		3,889	2.58%	189,401		2,658	1.87%
Certificates of deposit	2,851,958		101,619	4.75%	2,633,313		89,617	4.54%
Borrowed funds	1,170,464		41,414	4.72%	1,165,815		42,744	4.89%

Total interest-bearing liabilities	4,887,151		158,313	4.32%	4,539,205		143,211	4.21%

Non-interest-bearing liabilities	97,620				83,321

Total liabilities	4,984,771				4,622,526

Stockholders’ equity	819,020				895,787

Total liabilities and stockholders’ equity	$5,803,791				$5,518,313

Net interest income			$71,287				$65,091

Net interest rate spread (2)				1.12%				0.97%

Net interest-earning assets (3)	$740,239				$820,043

Net interest margin (4)				1.69%				1.62%

Ratio of interest-earning assets to total interest- bearing liabilities	1.15	X			1.18	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchase premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
Net Income. Net income was $5.0 million for the three months ended March 31, 2008 compared to net income of $3.0 million for the three months ended March 31, 2007. This increase reflects an increase in net interest income, partially offset by an increase in our effective tax rate and an increase in the provision for loan losses.
Net Interest Income. Net interest income increased by $4.5 million, or 20.8%, to $26.1 million for the three months ended March 31, 2008 from $21.6 million for the three months ended March 31, 2007. During the three months ended March 31, 2008, our net interest rate spread increased 31 basis points to 1.31% as a result of a 14 basis point improvement in our yield on interest-earning assets to 5.41% for the three months ended March 31, 2008 from 5.27% for the three months ended March 31, 2007 and the cost of interest-bearing liabilities decreasing 17 basis points to 4.10% for the three months ended March 31, 2008 from 4.27% for the three months ended March 31, 2007. Our net interest margin increased 20 basis points to 1.84% as compared to the three months ended March 31, 2007. This improvement can be attributed to the growth in our loan portfolio and the Fed’s recent reduction in rates.
Interest and Dividend Income. Total interest and dividend income increased by $7.7 million, or 11.1%, to $77.0 million for the three months ended March 31, 2008 from $69.3 million for the three months ended March 31, 2007. This increase is primarily due to the average balance of interest-earning assets increasing $433.3 million, or 8.2%, to $5.69 billion for the three months ended March 31, 2008 from $5.26 billion for the three months ended March 31, 2007. In addition, the weighted average yield on interest-earning assets increased 14 basis points to 5.41% for the three months ended March 31, 2008 compared to 5.27% for the three months ended March 31, 2007.
Interest income on loans increased by $11.3 million, or 24.5%, to $57.1 million for the three months ended March 31, 2008 from $45.9 million for the three months ended March 31, 2007, reflecting a $707.1 million, or 21.3%, increase in the average balance of net loans to $4.02 billion for the three months ended March 31, 2008 from $3.31 billion for the three months ended March 31, 2007. In addition, the average yield on net loans increased 14 basis points to 5.68% for the three months ended March 31, 2008 from 5.54% for the three months ended March 31, 2007.
Interest income on all other interest-earning assets, excluding loans, decreased by $3.6 million, or 15.2%, to $19.9 million for the three months ended March 31, 2008 from $23.4 million for the three months ended March 31, 2007. This decrease reflected a $273.8 million decrease in the average balance of securities and other interest-earning assets and a 7 basis point decrease in the average yield on securities and other interest-earning assets to 4.75% for the three months ended March 31, 2008 from 4.82% for the three months ended March 31, 2007.
Interest Expense. Total interest expense increased by $3.2 million, or 6.7%, to $50.9 million for the three months ended March 31, 2008 from $47.7 million for the three months ended March 31, 2007. This increase was due to the average balance of total interest-bearing liabilities increasing by $495.4 million, or 11.1%, to $4.96 billion for the three months ended March 31, 2008 from $4.47 billion for the three months ended March 31, 2007. This was partially offset by a 17 basis point decrease in the weighted average cost of total interest-bearing liabilities to 4.10% for the three months ended March 31, 2008 compared to 4.27% for the three months ended March 31, 2007.

Interest expense on interest-bearing deposits increased $2.3 million, or 6.5%, to $38.0 million for the three months ended March 31, 2008 from $35.7 million for the three months ended March 31, 2007. This increase was due to the average balance of interest-bearing deposits increasing $308.6 million, or 8.9%, to $3.77 billion for the three months ended March 31, 2008 from $3.47 billion for the three months ended March 31, 2007, partially offset by a 9 basis point decrease in the average cost of interest-bearing deposits to 4.03% for the three months ended March 31, 2008 from 4.12% for the three months ended March 31, 2007.
Interest expense on borrowed funds increased by $892,000, or 7.4%, to $12.9 million for the three months ended March 31, 2008 from $12.0 million for the three months ended March 31, 2007. This is due to the average balance of borrowed funds increasing $186.9 million, or 18.6% to $1.19 billion for the three months ended March 31, 2008 from $1.00 billion for the three months ended March 31, 2007. This was partially offset by the average cost of borrowed funds decreasing 45 basis points to 4.33% for the three months ended March 31, 2008 from 4.78% for the three months ended March 31, 2007.
Provision for Loan Losses. Our provision for loan losses was $1.0 million for the three months ended March 31, 2008 compared to $200,000 for the three months ended March 31, 2007. There were $21,000 in net charge-offs for the three months ended March 31, 2008 (none for the three months ended March 31, 2007). See discussion of the allowance for loan losses and non-accrual loans in "Comparison of Financial Condition at March 31, 2008 and June 30, 2007.”
Non-interest Income. Total non-interest income increased by $372,000, or 21.8% to $2.1 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. This was partially due to a $105,000 gain realized on the redemption of the Visa stock received in connection with Visa’s initial public offering in the quarter ended March 31, 2008. Additionally there was a $99,000 increase in gain on loan sales and a $98,000 increase in fees and service charges.
Non-interest Expenses. Total non-interest expenses increased by $197,000, or 1.0%, to $19.3 million for the three months ended March 31, 2008 from $19.1 million for the three months ended March 31, 2007.
Income Taxes. Income tax expense was $2.9 million for the three months ended March 31, 2008, as compared to income tax expense of $1.0 million for the three months ended March 31, 2007. Our effective tax expense rate was 36.7% for the three months ended March 31, 2008, compared to an effective tax expense rate of 25.8% for the three months ended March 31, 2007. The increase in the effective tax rate can be attributed to the liquidation of our New Jersey Real Estate Investment Trust (REIT) in December 2007. The liquidation was in response to the change in taxation of REITs by the State of New Jersey.
Comparison of Operating Results for the Nine Months Ended March 31, 2008 and 2007
Net Income. Net income for the nine months ended March 31, 2008 was $11.8 million compared to net income of $19.4 million for the nine months ended March 31, 2007. During the nine months ended March 31, 2007 the Company recognized $9.9 million in deferred tax benefits from the net reduction in previously established valuation allowances for deferred tax assets, partially offset by a $1.2 million additional valuation allowance established for the contribution to our charitable foundation. Additionally, the Company realized a pretax loss of $3.7 million from a balance sheet restructuring during the nine months ended March 31, 2007.
Net Interest Income. Net interest income increased by $6.2 million, or 9.5%, to $71.3 million for the nine months ended March 31, 2008 from $65.1 million for the nine months ended March 31, 2007. During the nine months ended March 31, 2008, our net interest rate spread increased 15 basis points to 1.12% as a result of a 26 basis point improvement in our yield on interest-earning assets to 5.44% for the nine months ended March 31, 2008 from 5.18% for the nine months ended March 31, 2007. This was partially offset by the cost of interest-bearing liabilities increasing 11 basis points to 4.32% for the nine months ended March 31, 2008 from 4.21% for the nine months ended March 31, 2007. Our net interest margin increased 7 basis points to 1.69% as compared to the nine months ended March 31, 2007. This improvement can be attributed to the growth in our loan portfolio and the Fed’s recent reduction in rates.
Interest and Dividend Income. Total interest and dividend income increased by $21.3 million, or 10.2%, to $229.6 million for the nine months ended March 31, 2008 from $208.3 million for the nine months ended March 31, 2007, reflecting a $268.1 million, or 5.0%, increase in the average balance of interest-earning assets to $5.63 billion for the nine months ended March 31, 2008 from $5.36 billion for the nine months ended March 31, 2007. In addition, there was a 26 basis point increase in the weighted average yield on interest-earning assets to 5.44% for the nine months ended March 31, 2008 compared to 5.18% for the nine months ended March 31, 2007.
Interest income on loans increased by $34.9 million, or 26.4%, to $166.8 million for the nine months ended March 31, 2008 from $131.9 million for the nine months ended March 31, 2007, reflecting a $689.2 million, or 21.5%, increase in the average balance of net loans to $3.89 billion for the nine months ended March 31, 2008 from $3.2 billion for the nine months ended March 31, 2007. In addition, the average yield on loans increased 22 basis points to 5.71% for the nine months ended March 31, 2008 from 5.49% for the nine months ended March 31, 2007.
Interest income on all other interest-earning assets, excluding loans, decreased by $13.6 million, or 17.8%, to $62.8 million for the nine months ended March 31, 2008 from $76.4 million for the nine months ended March 31, 2007. This decrease reflected a $421.0 million decrease in the average balance of securities and other interest-earning assets partially offset by a 10 basis point increase in the average yield on securities and other interest-earning assets to 4.83% for the nine months ended March 31, 2008 from 4.73% for the nine months ended March 31, 2007.
Interest Expense. Total interest expense increased by $15.1 million, or 10.5%, to $158.3 million for the nine months ended March 31, 2008 from $143.2 million for the nine months ended March 31, 2007. This increase was primarily due to the average balance of total interest-bearing liabilities increasing to $4.89 billion for the nine months ended March 31, 2008 from $4.54 billion for the nine months ended March 31, 2007. In addition there was an 11 basis point increase in the weighted average cost of total interest-bearing liabilities to 4.32% for the nine months ended March 31, 2008 compared to 4.21% for the nine months ended March 31, 2007.
Interest expense on interest-bearing deposits increased $16.4 million, or 16.4%, to $116.9 million for the nine months ended March 31, 2008 from $100.5 million for the nine months ended March 31, 2007. This increase was due primarily to the average balance of interest-bearing deposits increasing $343.3 million, or 10.2%, to $3.72 billion for the nine months ended March 31, 2008 from $3.37 billion for the nine months ended March 31, 2007. In addition, the average cost of interest-bearing deposits increased 22 basis points to 4.19% for the nine months ended March 31, 2008 from 3.97% for the nine months ended March 31, 2007.
Interest expense on borrowed funds decreased by $1.3 million, or 3.1%, to $41.4 million for the nine months ended March 31, 2008 from $42.7 million for the nine months ended March 31, 2007. The decrease is primarily due to the average cost of borrowed funds decreasing 17 basis points to 4.72% for the nine months ended March 31, 2008 from 4.89% for the nine months ended March 31, 2007. This was partially offset by the average balance of borrowed funds increasing $4.6 million, or 0.4%, to $1.17 billion for the nine months ended March 31, 2008.
Provision for Loan Losses. Our provision for loan losses was $3.0 million for the nine month period ended March 31, 2008 compared to $525,000 for the nine months ended March 31, 2007. There were net charge-offs of $29,000 for the nine month period ended March 31, 2008 compared to net charge-offs of $139,000 for the nine months ended March 31, 2007. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2008 and June 30, 2007.”
Non-interest Income. Total non-interest income increased by $4.8 million to $5.9 million for the nine months ended March 31, 2008 from $1.1 million for the nine months ended March 31, 2007. The nine months ended March 31, 2007 included a $3.7 million loss on the sale of securities primarily attributed to a balance sheet restructuring. Additionally, the gain on loan sales increased by $377,000 to $466,000 for the nine months ended March 31, 2008 from $89,000 for the nine months ended March 31, 2007. Income associated with our bank owned life insurance contract also increased by $302,000 to $2.9 million for the nine months ended March 31, 2008 from $2.6 million for the nine months ended March 31, 2007.
Non-interest Expenses. Total non-interest expenses increased by $1.8 million, or 3.2%, to $56.2 million for the nine months ended March 31, 2008 from $54.4 million for the nine months ended March 31, 2007. This increase was primarily the result of compensation and fringe benefits increasing by $1.9 million, or 5.2%, to $37.4 million for the nine months ended March 31, 2008. The nine month period ended March 31, 2008 included a $3.5 million increase in expense for the 2006 Equity Incentive Plan compared to the nine month period ended March 31, 2007. This increase was partially offset by a $2.3 million gain related to the curtailment and settlement of our postretirement benefit obligation recognized during the nine months ended March 31, 2008. In addition, the increase also reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs.
Income Taxes. Income tax expense was $6.2 million for the nine months ended March 31, 2008, representing a 35.7% effective tax rate for the period. For the nine months ended March 31, 2007 there was an income tax benefit of $8.2 million. The tax benefit was attributed to the reversal, in the quarter ended December 31, 2006, of a substantial portion of the previously established deferred tax asset valuation allowance, as management determined that it is more likely than not that the deferred tax asset will be recognized.
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
At March 31, 2008 the Company had no overnight borrowings outstanding compared to $200.0 million of outstanding overnight borrowings at June 30, 2007. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $1.16 billion at March 31, 2008, an increase from $1.04 billion at June 30, 2007. This increase was primarily the result of loan growth that exceeded the available cash flows from the investment, loan and deposit portfolios.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2008, outstanding commitments to originate and purchase loans totaled $298.1 million; outstanding unused lines of credit totaled $275.2 million; and outstanding commitments to sell loans totaled $25.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.74 billion at March 31, 2008. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
At its January 2008 meeting, the Board of Directors approved a third share repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. The newly approved share repurchase program will commence immediately upon completion of the current program, under which an additional 159,697 shares may be purchased as of March 31, 2008. Under these programs, Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the nine month period ended March 31, 2008, the Company repurchased 3,470,029 shares of its common stock at an average cost of $13.81 per share. At March 31, 2008, a total of 4,466,945 shares remained available for repurchase under the share repurchase programs. As of March 31, 2008, a total of 9,943,724 shares have been purchased, at an average cost of $14.54 per share, under Board authorized share repurchase programs, of which 1,803,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining repurchased shares are held for general corporate use, including stock option exercises.
As of March 31, 2008 the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2008
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$714,675	23.1%	$247,194	8.0%
Tier I capital (to risk-weighted assets)	704,838	22.8	123,597	4.0
Tier I capital (to average assets)	704,838	12.0	234,335	4.0

Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2008:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years
Debt obligations (excluding capitalized leases)	$1,155,589	325,000	260,000	175,000	395,589
Commitments to originate and purchase loans	$298,126	298,126	—	—	—
Commitments to sell loans	$24,982	24,982	—	—	—
Additionally, at March 31, 2008, the Company’s commitments to fund unused lines of credit totaled $275.2 million.
Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $680.0 million of the borrowings are callable at the option of the lender.
Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of March 31, 2008 have not changed significantly from June 30, 2007.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2007 Annual Report on Form 10-K.
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
On a quarterly basis, management’s Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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

The general objective of our interest rate risk management is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Interest Rate Risk Committee, which consists of executive and senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements and modifies our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Interest Rate Risk Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2008 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
					Increase (Decrease) in Estimated
Change in		Estimated Increase (Decrease)			Net Interest Income
Interest Rates				Estimated Net
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
(Dollars in thousands)
+200bp	$338,981	$(300,954)	(47.0)%	$119,890	$(16,180)	(11.9)%
0bp	639,935	—	—	136,070	—	—
-200bp	721,022	81,087	12.7%	145,208	9,138	6.7%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at March 31, 2008 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 47.0% decrease in NPV and a $16.2 million or 11.9% decrease in annual net interest income. In the event of a 200 basis points decrease in interest rates, we would be expected to experience a 12.7% increase in NPV and a $9.1 million or 6.7% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the third quarter of fiscal 2008 and the stock repurchase plans approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		Part of Publicly	Yet Be Purchased
	Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
January 1, 2008 through January 31, 2008	311,000	$13.67	311,000	4,556,945
February 1, 2008 through February 29, 2008	40,000	14.62	40,000	4,516,945
March 1, 2008 through March 31, 2008	50,000	14.17	50,000	4,466,945

Total	401,000	$13.83	401,000

(1)	On April 26, 2007, the Company announced its second Share Repurchase Program, which authorized the purchase of an additonal 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares. This share repurchase program commenced upon completion of the first program on May 10, 2007. This program has no expiration date and has 159,697 shares yet to be repurchased as of March 31, 2008.

(2)	On January 28, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additonal 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This share repurchase program will commence upon completion of the second program. This program has no expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
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

Investors Bancorp, Inc.
Dated: May 9, 2008	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2008	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)