Form 10-K
period 2008-06-30
Investors Bancorp Inc
filed 2008-08-22
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 12, 2008, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 109,010,756 shares outstanding, of which 64,844,373 shares, or 59.48%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2007, as reported by the NASDAQ Global Select Market, was approximately $640.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.

2008 ANNUAL REPORT ON FORM 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may be determined adverse to us or may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results; and

•	the risk of an economic slowdown that would adversely affect credit quality and loan originations.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

As used in this Form 10-K, “we,” “us” and “our” refer to Investors Bancorp, Inc. and its consolidated subsidiary, Investors Savings Bank.

PART I

ITEM 1.  BUSINESS

Investors Bancorp, Inc.

Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was organized on January 21, 1997 for the purpose of being a holding company for Investors Savings Bank (the “Bank”), a New Jersey chartered savings bank. On October 11, 2005, the Company completed its initial public stock offering in which it sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by the Investors Savings Bank Employee Stock Ownership Plan (the “ESOP”). Upon completion of the initial public offering, Investors Bancorp, MHC (the “MHC”), the Company’s New Jersey chartered mutual holding company parent, held 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to the Investors Savings Bank Charitable Foundation.

On June 6, 2008, the Company completed its merger of Summit Federal Bankshares, Inc. (“Summit Federal”), the federally-chartered holding company for Summit Federal Savings Bank. At the date of merger, Summit Federal operated five branches in Union, Middlesex, Hunterdon and Warren counties, New Jersey, and had assets of $110.1 million, deposits of $95.0 million and equity of $14.0 million. Each Summit Federal branch office has become a branch office of Investors Savings Bank. This transaction involved the combination of mutual enterprises and, therefore, was accounted for as a pooling of interests. All financial information has been restated to include amounts for Summit Federal, based on historical costs, for all periods presented.

In connection with the Summit Federal merger, the Company issued 1,744,592 additional shares of its common stock to the MHC, based on the pro forma market value of $25.0 million for Summit Federal and the average closing price of a share of the Company’s common stock, as reported on the NASDAQ Stock Market, for twenty (20) consecutive trading days ending on June 4, 2008. As of June 30, 2008, the MHC held 64,844,373 shares, or 59.48% of the Company’s outstanding common stock.

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

Investors Savings Bank

General

Investors Savings Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank. We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey, and with the addition of Summit Federal, 52 branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset, Union and Warren Counties, New Jersey. The telephone number at our main office is (973) 924-5100. At June 30, 2008, our assets totaled $6.42 billion and our deposits totaled $3.97 billion.

We are in the business of attracting deposits from the public through our branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. We originate mortgage loans secured by one-to four-family residential real estate and consumer loans, the majority of which are home equity loans and home equity lines of credit. In recent years, we expanded our lending activities to include commercial real estate, construction, multi-family loans and more recently commercial and industrial loans. Securities, primarily U.S. Government and Federal Agency obligations, mortgage-backed and other securities represent a large but declining percentage of our assets. We offer a variety of deposit accounts and emphasize exceptional customer service. Investors Savings Bank is subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation and we are subject to regulations as a bank holding company by the Federal Reserve Board.

Market Area

We are headquartered in Short Hills, New Jersey, and our primary deposit gathering area is concentrated in the communities surrounding our headquarters and our 52 branch offices located in the communities of Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset, Union and Warren Counties, New Jersey. Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base as is typical for counties surrounding the New York metropolitan area. As one of the wealthiest states in the nation, New Jersey, with a population of nearly 8.9 million, is considered one of the most attractive banking markets in the United States. The June 2008 unemployment rate for New Jersey of 5.3% was slightly lower than the national rate of 5.5%.

Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2012. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties are some of the most densely populated in the state. All of the counties we serve have a strong mature market with median household incomes greater than $55,000. The household incomes in the counties we serve are all expected to increase in a range from 15% to 20% through 2012.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2007, the latest date for which statistics are available, our market share of deposits was 1.69% of total deposits in the State of New Jersey.

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

Lending Activities

Our principal lending activity continues to be the origination and purchase of mortgage loans collateralized by residential real estate. Residential mortgage loans represented $4.01 billion, or 85.97% of our total loans at June 30, 2008. In 2005, we began offering commercial real estate, multi-family and construction loans. At June 30, 2008, commercial real estate and multi-family loans totaled $225.2 million, or 4.83% of our total loan portfolio and construction loans totaled $260.2 million, or 5.58%. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At June 30, 2008, consumer loans totaled $168.8 million or 3.62% of our total loan portfolio. We recently began to offer commercial and industrial (“C&I”) loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential mortgage loans:
One-to four-family	$3,989,334	85.54%	$3,159,484	87.51%	$2,669,726	89.49%	$1,874,952	92.80%	$1,009,180	88.79%
FHA	20,229	0.43	22,624	0.63	24,928	0.84	34,008	1.68	45,680	4.02

Total residential mortgage loans	4,009,563	85.97	3,182,108	88.14	2,694,654	90.33	1,908,960	94.48	1,054,860	92.81

Multi-family and commercial	225,154	4.83	109,348	3.03	79,023	2.65	19,271	0.95	8,276	0.73
Construction loans	260,177	5.58	153,420	4.25	66,209	2.22	7,065	0.35	845	0.07
Consumer and other loans:
Home equity loans	139,587	2.99	139,524	3.86	113,572	3.80	45,591	2.26	29,731	2.61
Home equity credit lines	27,270	0.59	23,927	0.66	28,063	0.94	38,349	1.90	41,165	3.62
Other	1,962	0.04	1,993	0.06	1,721	0.06	1,335	0.06	1,772	0.16

Total consumer and other loans	168,819	3.62	165,444	4.58	143,356	4.80	85,275	4.22	72,668	6.39

Total loans	$4,663,713	100.00%	$3,610,320	100.00%	$2,983,242	100.00%	$2,020,571	100.00%	$1,136,649	100.00%

Premiums on purchased loans, net	22,622		23,587		20,327		14,113		5,274
Deferred loan fees, net	(2,620)		(1,958)		(1,765)		(916)		(923)
Allowance for loan losses	(13,565)		(6,951)		(6,369)		(5,723)		(5,218)

Net loans	$4,670,150		$3,624,998		$2,995,435		$2,028,045		$1,135,782

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2008. Overdraft loans are reported as being due in one year or less.

	At June 30, 2008
		Multi-Family		Consumer
	Residential	and	Construction	and Other
	Mortgage	Commercial	Loans	Loans	Total
	(In thousands)

Amounts Due:
One year or less	$619	296	147,076	346	148,337
After one year:
One to three years	504	11,214	94,600	4,037	110,355
Three to five years	1,916	54,027	—	6,404	62,347
Five to ten years	78,133	132,647	18,501	34,302	263,583
Ten to twenty years	556,136	22,253	—	79,321	657,710
Over twenty years	3,372,255	4,717	—	44,409	3,421,381

Total due after one year	4,008,944	224,858	113,101	168,473	4,515,376

Total loans	$4,009,563	225,154	260,177	168,819	4,663,713

Premiums on purchased loans					22,622
Deferred loan fees, net					(2,620)
Allowance for loan losses					(13,565)

Net loans					$4,670,150

The following table sets forth fixed- and adjustable-rate loans at June 30, 2008 that are contractually due after June 30, 2009.

	Due After June 30, 2009
	Fixed	Adjustable	Total
	(In thousands)

Residential mortgage loans:
One-to four-family	$2,349,727	1,639,101	3,988,828
FHA	20,116	—	20,116

Total residential mortgage loans	2,369,843	1,639,101	4,008,944
Multi-family and commercial	147,239	77,619	224,858
Construction loans	518	112,583	113,101
Consumer and other loans
Home equity loans	139,385	—	139,385
Home equity credit lines	—	27,151	27,151
Other	1,526	411	1,937

Total consumer and other loans	140,911	27,562	168,473

Total loans	$2,658,511	1,856,865	4,515,376

Residential Mortgage Loans.  Currently, our primary lending activity is originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At June 30, 2008, $4.01 billion, or 85.97%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, ISB Mortgage Company LLC, for our loan portfolio and for sale to third parties. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $750,000. Loans over $750,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95%. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At June 30, 2008, we held $2.37 billion in fixed-rate residential mortgage loans which represented 59.11% of our residential mortgage loan portfolio.

We also offer adjustable-rate residential mortgage loans, which adjust annually after three, five, seven or ten year initial fixed-rate periods. Our adjustable rate loans usually adjust to an index plus a margin, based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year. Annual caps of 2% per adjustment apply, with a lifetime maximum adjustment of 5% on most loans. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. In addition, we originate interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. Borrowers are qualified at a fully amortized payment amount.

Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At June 30, 2008, we held $1.64 billion of adjustable-rate residential mortgage loans, of which $450.0 million were interest-only one-to four-family mortgages. Adjustable-rate residential mortgage loans represented 40.89% of our residential mortgage loan portfolio.

To provide financing for low-and moderate-income home buyers, we also offer a special Affordable Mortgage Program, with Down Payment Assistance for home purchases. Through this program, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met. In addition, if private mortgage insurance is required, a lower percentage of coverage is obtained, which will help lower their monthly carrying cost.

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

Multi-family and Commercial Real Estate Loans.  As part of our strategy to add to and diversify our loan portfolio, in recent years we began offering mortgages on multi-family and commercial real estate properties. At June 30, 2008, $225.1 million, or 4.83%, of our total loan portfolio consisted of these types of loans. Commercial real estate and multi-family loans are secured by office buildings, apartment buildings, mixed-use properties and other commercial properties. We generally originate adjustable-rate commercial real estate loans and multi-family loans with a maximum amortization term of 25 years. The maximum loan-to-value ratio is 75% for our commercial real estate loans and 80% for multi-family loans. At June 30, 2008, our largest commercial real estate loan was $24.0 million.

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

Construction Loans.  Before April 2005, we held a small number of construction loans in our portfolio which were originated by other financial institutions with whom we participated. In April 2005, we began to offer loans directly to builders and developers on income properties and residential for-sale housing units. At June 30, 2008, we held $260.2 million in construction loans representing 5.58% of our total loan portfolio. Construction loans are originated through our commercial lending department. If the loan applicant meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. Primarily we offer adjustable-rate residential construction loans which can be structured with an option for permanent mortgage financing once the construction is completed. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.

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

At June 30, 2008, the Bank’s largest relationship with an individual borrower and its related entities was $30.5 million, consisting of multi-family and construction loans for residential projects in the State of New Jersey.

Commercial and Industrial Loans.  In May 2008 we began offering commercial and industrial loans. These loans include term loans, lines of credit and owner occupied commercial real estate loans. These loans are generally secured by real estate or business assets and include personal guarantees. The loan to value limit is 75% and businesses will typically have at least a 2 year history.

Consumer Loans.  We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences located in New Jersey. At June 30, 2008, consumer loans totaled $168.8 million or 3.62% of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.

Loan Originations, Purchases, Sales and Servicing of Loans.  Residential mortgage loans are originated through our mortgage subsidiary, ISB Mortgage Co., LLC. During the year ended June 30, 2008 we originated $284.9 million in residential mortgage loans. We also originate multi-family, commercial real estate and construction loans. During the year ended June 30, 2008, we originated $140.0 million in multi-family and commercial real estate loans and $174.1 million in construction loans. As part of our strategic plan to increase our loan portfolio, we retain most of the loans we and ISB Mortgage originate, although ISB Mortgage also sells loans without recourse in the secondary market when the loans it originates do not meet the criteria of our lending policies. During fiscal 2008 we began to retain a portion of the servicing rights pertaining to loans sold in the secondary market. If we are successful in continuing to increase the size of our loan portfolio, we may consider selling more of our residential loan originations in the future. We originate both adjustable-rate and fixed-rate loans and our ability to originate and purchase adjustable-rate or fixed-rate loans depends on customer demand for such loans, which is affected by, among other factors, the current and expected future levels of market interest rates.

We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. During the year ended June 30, 2008, we purchased $559.8 million of loans from these correspondent entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors. During the year ended June 30, 2008, we purchased $436.5 million of loans on a bulk purchase basis.

The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands)

Loan originations and purchases:
Loan originations:
Residential mortgage loans:
One- to four-family	$284,386	$159,100	$230,930
FHA	483	—	—

Total residential mortgage loans	284,869	159,100	230,930
Multi-family and commercial	139,995	36,862	66,786
Construction loans	174,110	116,250	95,365
Consumer and other loans:
Home equity loans	34,039	49,214	80,870
Home equity credit lines	21,759	18,442	16,396
Other	2,749	2,852	1,855

Total consumer and other loans	58,547	70,508	99,121

Total loan originations	657,521	382,720	492,202

Loan purchases:
Residential mortgage loans:
One- to four-family	995,753	665,166	834,815
FHA	567	—	—

Total loan purchases	996,320	665,166	834,815

Loan principal repayments	(599,547)	(415,886)	(356,976)

Other items, net(1)	(9,142)	(2,436)	(2,655)

Net increase in loan portfolio	$1,045,152	$629,564	$967,390

(1)	Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs and discounts and premiums.

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

All commercial real estate, multi-family and construction loans in an amount up to $1,000,000 may be approved by the Executive Vice President — Chief Lending Officer except for loans for which he is the originating loan officer. These loans will require approval of the President, Chief Operating Officer, Chief Financial Officer or the Senior Vice President — Residential Lending. All commercial real estate loan requests in excess of $1,000,000 must be approved by the Commercial Real Estate Loan Committee, consisting of the President, Chief Operating Officer, Chief Financial Officer, Senior Vice President — Residential Lending and Executive Vice President — Chief Lending Officer.

Loans to One Borrower.  The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of June 30, 2008, the regulatory lending limit was $108.4 million. The Bank’s internal policy limit is $50.0 million on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At June 30, 2008, the Bank’s largest relationship with an individual borrower and its related entities was $30.5 million, consisting of multi-family and construction loans for residential projects in the State of New Jersey. The borrower is a well-established and experienced residential developer. This relationship was performing in accordance with its terms and conditions as of June 30, 2008.

Asset Quality

One of the Bank’s key operating objectives has been, and continues to be, maintaining a high level of asset quality. The Bank maintains sound credit standards for new loan originations and purchases. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. In addition, the Bank uses proactive collection and workout processes in dealing with delinquent and problem loans. These conditions and the fact that the majority of our portfolio is concentrated in one- to four-family mortgages have historically resulted in low delinquency ratios.

Collection Procedures.  We send system-generated reminder notices to start collection efforts when a loan becomes fifteen days past due. Subsequent late charge and delinquency notices are sent and the account is monitored on a regular basis thereafter. Direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. We provide the Board of Directors with a summary report of loans 30 days or more past due on a monthly basis. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are generally placed on non-accrual status when they are more than 90 days delinquent, but may be placed on non-accrual status earlier if the timely collection of principal and/or income is doubtful. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and additional income is recognized in the period collected unless the ultimate collection of principal is considered doubtful. If our effort to cure the delinquency fails and a repayment plan is not in place, the file is referred to counsel for commencement of foreclosure or other collection efforts. We also own loans serviced by other entities and we monitor delinquencies on such loans using reports the servicers send to us. When we receive these past due reports, we review the data and contact the servicer to discuss the specific loans and the status of the collection process. We add the information from the servicer’s delinquent loan reports to our own delinquent reports and provide a full summary report monthly to our Board of Directors.

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

Delinquent Loans.  The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2008
Residential mortgage loans:
One- to four-family	8	$1,608	18	$5,060	26	$6,668
FHA	1	66	15	1,631	16	1,697

Total residential mortgage loans	9	1,674	33	6,691	42	8,365
Multi-family and commercial	—	—	4	1,600	4	1,600
Construction loans	1	10,960	—	—	1	10,960
Consumer and other loans
Home equity loans	—	—	3	88	3	88
Home equity credit lines	—	—	1	30	1	30
Other	2	2	2	2	4	4

Total consumer and other loans	2	2	6	120	8	122

Total	12	$12,636	43	$8,411	55	$21,047

At June 30, 2007
Residential mortgage loans:
One- to four-family	7	$628	12	$2,220	19	$2,848
FHA	2	263	14	1,300	16	1,563

Total residential mortgage loans	9	891	26	3,520	35	4,411
Multi-family and commercial	1	579	3	452	4	1,031
Construction loans	—	—	1	1,146	1	1,146
Consumer and other loans
Home equity loans	1	7	1	28	2	35
Home equity credit lines	3	88	—	—	3	88
Other	1	1	4	3	5	4

Total consumer and other loans	5	96	5	31	10	127

Total	15	$1,566	35	$5,149	50	$6,715

At June 30, 2006
Residential mortgage loans:
One- to four-family	5	$626	11	$1,346	16	$1,972
FHA	7	682	15	1,440	22	2,122

Total residential mortgage loans	12	1,308	26	2,786	38	4,094
Multi-family and commercial	—	—	3	477	3	477
Construction loans	—	—	—	—	—	—
Consumer and other loans
Home equity loans	—	—	1	6	1	6
Home equity credit lines	—	—	1	30	1	30
Other	4	51	—	—	4	51

Total consumer and other loans	4	51	2	36	6	87

Total	16	$1,359	31	$3,299	47	$4,658

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date, we had no troubled debt restructurings (such as loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At June 30,
	2008(1)	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans:
One- to four-family	$5,060	$2,220	$1,346	$3,237	$3,021
FHA	1,631	1,300	1,440	3,825	5,559

Total residential mortgage loans	6,691	3,520	2,786	7,062	8,580
Multi-family and commercial	1,600	452	477	608	437
Construction loans	10,960	1,146	—	—	—
Consumer and other loans:
Home equity loans	88	28	6	193	18
Home equity credit lines	30	—	30	—	30
Other	2	3	—	2	1

Total consumer and other loans	120	31	36	195	49

Total	19,371	5,149	3,299	7,865	9,066

Total non-performing loans	19,371	5,149	3,299	7,865	9,066
Real estate owned	—	—	—	—	154

Total non-performing assets	$19,371	$5,149	$3,299	$7,865	$9,220

Total non-performing loans to total loans	0.42%	0.14%	0.11%	0.39%	0.80%

Total non-performing loans to total assets	0.30%	0.09%	0.06%	0.15%	0.17%

Total non-performing assets to total assets	0.30%	0.09%	0.06%	0.15%	0.17%

(1)	An $11.0 million construction loan that is 60-89 days delinquent at June 30, 2008 is classified as non-performing.

For the year ended June 30, 2008, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $210,000.

Real Estate Owned.  Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At June 30, 2008 and 2007, we held no real estate owned.

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

Impaired Loans.  The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. During the year ended June 30, 2008, the Company changed the population of loans that it considers in its impairment analysis to commercial real estate, multi-family or construction loans with an outstanding balance greater than $3.0 million and on non-accrual status. Smaller balance homogeneous loans evaluated collectively, such as residential mortgage loans and installment loans, are specifically excluded from impaired loans.

Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. A valuation allowance is established when it is determined there is a shortfall. At June 30, 2008, loans meeting the Company’s definition of an impaired loan totaled $11.0 million. The allowance for loan losses related to loans classified as impaired at June 30, 2008 amounted to $1.5 million. Interest income received during the year on loans classified as impaired was immaterial.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2008 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance balance (beginning of period)	$6,951	$6,369	$5,723	$5,218	$4,781
Provision for loan losses	6,646	729	600	604	594
Charge-offs:
Residential mortgage loans One- to four-family	18	—	—	3	18
FHA	—	141	143	108	276

Total residential mortgage loans	18	141	143	111	294
Multi-family and commercial loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Consumer and other loans	15	10	10	14	12

Total charge-offs	33	151	153	125	306

Recoveries:
Residential mortgage loans One- to four-family	—	—	—	25	28
FHA	—	—	196	—	—

Total residential mortgage loans	—	—	196	25	28
Multi-family and commercial loans	—	—	—	—	109
Construction loans	—	—	—	—	—
Consumer and other loans	1	4	3	1	12

Total recoveries	1	4	199	26	149

Net (charge-offs) recoveries	(32)	(147)	46	(99)	(157)

Allowance balance (end of period)	$13,565	$6,951	$6,369	$5,723	$5,218

Total loans outstanding	$4,663,713	$3,610,320	$2,983,242	$2,020,571	$1,136,649
Average loans outstanding	4,043,398	3,305,807	2,462,270	1,533,741	926,011
Allowance for loan losses as a percent of total loans outstanding	0.29%	0.19%	0.21%	0.28%	0.46%
Net loans charged off as a percent of average loans outstanding	—%	—%	—%	(0.01)%	(0.02)%
Allowance for loan losses to non-performing loans	70.03%	135.00%	193.06%	72.77%	57.56%

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

	At June 30,
	2008		2007		2006
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance for	Each Category	Allowance for	Each Category	Allowance for	Each Category
	Loan Losses	to Total Loans	Loan Losses	to Total Loans	Loan Losses	to Total Loans
	(Dollars in thousands)

End of period allocated to:
Residential mortgage loans:
One- to four-family	$4,377	85.54%	$3,316	87.51%	$2,770	89.49%
FHA	208	0.43	128	0.63	140	0.84

Total residential mortgage loans	4,585	85.97%	3,444	88.14%	2,910	90.33%
Multi-family and commercial	1,677	4.83%	956	3.03%	1,591	2.65%
Construction loans	4,836	5.58%	1,896	4.25%	820	2.22%
Consumer and other loans:
Home equity loans	209	2.99%	208	3.86%	282	3.80%
Home equity credit lines	41	0.59	36	0.66	68	0.94
Other	4	0.04	3	0.06	4	0.06

Total consumer and other loans	254	3.62%	247	4.58%	354	4.80%
Unallocated	2,213		408		694

Total allowance	$13,565	100.00%	$6,951	100.00%	$6,369	100.00%

	At June 30,
	2005		2004
		Percent of		Percent of
		Loans in		Loans in
	Allowance for	Each Category	Allowance for	Each Category to
	Loan Losses	to Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

End of period allocated to:
Residential mortgage loans:
One- to four-family	$3,763	92.80%	$2,991	88.79%
FHA	486	1.68	429	4.02

Total residential mortgage loans	4,249	94.48%	3,420	92.81%
Multi-family and commercial	712	0.95%	887	0.73%
Construction loans	28	0.35%	4	0.07%
Consumer and other loans:
Home equity loans	136	2.26%	89	2.61%
Home equity credit lines	108	1.90	114	3.62
Other	4	0.06	4	0.16

Total consumer and other loans	248	4.22%	207	6.39%
Unallocated	486		700

Total allowance	$5,723	100.00%	$5,218	100.00%

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

While we currently continue to de-emphasize securities and emphasize loans as assets, securities still represent a significant asset class on our balance sheet. At June 30, 2008, our securities portfolio totaled $1.46 billion representing 22.7% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At June 30, 2008, $1.26 billion of our securities were classified as held-to-maturity and reported at amortized cost and $203.0 million were classified as available-for-sale and reported at fair value.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), private mortgage originators and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At June 30, 2008, agency-issued mortgage-backed securities including CMOs, totaled $1.01 billion, or 69.6%, of our total securities portfolio.

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

Our mortgage-backed securities portfolio had a weighted average yield of 4.18% at June 30, 2008. The estimated fair value of our mortgage-backed securities at June 30, 2008 was $1.20 billion, which is $20.1 million less than the amortized cost of $1.22 billion.

We also invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies. At June 30, 2008, securities issued by private mortgage originators had an amortized cost of $206.6 million and a fair value of $196.4 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. The decrease in the fair value of these securities is attributed to changes in market interest rates.

Corporate and Other Debt Securities.  At June 30, 2008, our corporate and other debt securities portfolio totaled $178.7 million representing 12.3% of our total securities portfolio and had a fair value of $135.5 million. This portfolio consists of investment grade collateralize debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks (81%) and to a lesser extent insurance companies (18%) and real estate investment trusts (1%). At June 30, 2008, this portfolio contained securities with an amortized cost of $13.1 million which had an investment grade rating of AAA and $165.6 million with an investment grade rating of A. The interest rates on these securities reset quarterly in relation to the 3 month Libor rate. These securities have been classified in the held to maturity portfolio since their purchase and the Company has the ability and intent to hold these securities until maturity.

During the last six months of fiscal 2008, the market for CDOs became increasingly illiquid due to negative perceptions about the health of the financial sector in general, and more specifically the financial stability of the underlying issuers. The combination of the illiquidity and the increase in payment deferrals by issuers resulted in a continued decline in the fair value of these securities. We perform extensive analysis to determine our risk associated with these securities. For the CDOs we own, we perform a financial assessment of the approximate one thousand underlying issuing banks. We assess estimated cash flows using historical bank and insurance company default rates and include projected defaults for issuers currently in deferral. We also analyzed stress tested cash flow projections to determine the amount of additional defaults the securities can withstand before there is a break in the principal and interest contractually due to us. These instruments were overcollateralized upon origination to absorb a level of possible future defaults over their anticipated lives. Currently there are 20 issuers deferring payments and three issuers in default within the CDOs we own, which in the aggregate represent 3.8% of the collateral for these instruments. At June 30, 2008, all of our CDOs have projected cash flows in excess of future contractual principal and interest payments.

On May 21, 2008, Fitch Ratings agency placed certain classes of notes across 59 CDOs backed by TruPS, which were issued by banks or insurance companies, on Rating Watch Negative status. As a result of continued credit pressures facing banks that utilized TruPS, on August 14, 2008, Fitch placed certain classes of notes for an additional 43 CDOs backed by TruPS issued by banks on Rating Watch Negative status. In identifying transactions and individual classes of notes to be placed on Rating Watch Negative, Fitch observed that default and deferral activity was evaluated in the context of transaction-specific characteristics such as: available credit enhancement; prepayments and credit risk sales observed to date; obligor and geographic concentration; cash flow redirection mechanisms; and other structural enhancements. The Company owns 23 securities with an amortized cost of $133.9 million and a fair value of $101.2 million which are listed by Fitch Ratings as Rating Watch Negative.

A number of banks that utilized TruPS face a number of negative, yet evolving, credit pressures, however Fitch believes it is premature to resolve the ratings of TruPS currently on Rating Watch Negative status, until such time as greater clarity exists with respect to the likelihood of deferral for those entities currently performing, the likelihood of default for those entities currently in deferral and the recovery rate prospects for those entities currently in default.

Prior to resolving the Rating Watch Negative status, Fitch will undertake a transaction-specific cash flow model analysis, in order to reflect cash flow redirection mechanisms and other structural protections available to note holders. The resolution will also be influenced by continued default/deferral activity, negative credit migration with respect to performing collateral and formalization of Fitch’s views with respect to the probability of default for those entities currently in deferral and recovery prospects for those entities currently in default. Depending on the magnitude of credit deterioration, interim downgrades may be made by Fitch prior to the resolution of the Rating Watch Negative status.

We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. In the event these securities are downgraded below investment grade (BBB) or the projected cash flows are not adequate to meet contractual obligations, the Company will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Government Sponsored Enterprises.  At June 30, 2008, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $46.7 million representing 3.2% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio, we hold these securities, to the extent appropriate, for liquidity purposes and as collateral for certain borrowings. We invest in these securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Marketable Equity Securities.  At June 30, 2008, we had $6.5 million in equity securities representing 0.4% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

As part of the merger with Summit Federal, we acquired a $6.0 million mutual fund investment which was deemed other-than-temporarily impaired and written down to fair value through pre-tax charges totaling $651,000 for the year ended June 30, 2008. Management has begun liquidating this investment and future decreases in value will be recorded as incurred.

Securities Portfolios.  The following table sets forth the composition of our investment securities portfolios at the dates indicated.

Securities Held-to-Maturity

	At June 30,
	2008		2007		2006
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In thousands)

Debt securities:
Government Sponsored Enterprises	$46,703	$47,052	$131,900	$127,370	$132,062	$125,160
Municipal bonds	10,574	10,773	14,048	14,236	14,177	14,378
Corporate and other debt securities	178,669	135,527	166,074	165,897	130,111	129,739

	235,946	193,352	312,022	307,503	276,350	269,277

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	551,708	544,834	684,839	660,478	862,146	825,797
Government National Mortgage Association	5,052	5,322	6,061	6,235	8,263	8,457
Federal National Mortgage Association	354,493	351,003	444,689	430,723	534,679	514,513
Federal housing authorities	2,849	3,077	3,027	3,251	3,189	3,442
Non-agency securities	105,006	100,465	128,284	123,686	150,954	143,413

Total mortgage-backed securities held-to-maturity	1,019,108	1,004,701	1,266,900	1,224,373	1,559,231	1,495,622

Total securities held-to-maturity	$1,255,054	$1,198,053	$1,578,922	$1,531,876	$1,835,581	$1,764,899

Securities Available-for-Sale

	At June 30,
	2008		2007		2006
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In thousands)

Equity securities	$6,655	$6,514	$6,205	$5,969	$45,010	$44,685

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,256	51,197	68,635	67,223	124,845	120,764
Federal National Mortgage Association	49,393	49,364	70,059	68,856	208,545	201,794
Non-agency securities	101,555	95,957	119,598	115,891	178,446	171,283

Total mortgage-backed securities available for sale	202,204	196,518	258,292	251,970	511,836	493,841

Total securities available-for-sale	$208,859	$203,032	$264,497	$257,939	$556,846	$538,526

At June 30, 2008, we had no investment that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at June 30, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
					(Dollars in thousands)

Held to Maturity:
Debt securities:
Government Sponsored Enterprises	$—	—%	$43,120	4.26%	$3,583	4.72%	$—	—%	$46,703	$47,052	4.30%
Municipal bonds	—	—%	2,765	6.20%	2,679	7.68%	5,130	9.08%	10,574	10,773	7.97%
Corporate and other debt securities	—	—%	—	—%	—	—%	178,669	4.19%	178,669	135,527	4.19%

	—	—%	45,885	4.38%	6,262	5.98%	183,799	4.33%	235,946	193,352	4.38%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	730	4.00%	16,693	5.82%	268,917	2.44%	265,368	4.57%	551,708	544,834	3.39%
Government National Mortgage Association	—	—%	1	12.50%	4	10.83%	5,047	7.19%	5,052	5,322	7.20%
Federal National Mortgage Association	—	—%	3,948	4.25%	161,839	4.68%	188,706	5.08%	354,493	351,003	4.89%
Federal and state housing authorities	—	—%	1,695	8.88%	1,154	8.89%	—	—%	2,849	3,077	8.88%
Non-agency securities	—	—%	—	—%	50,394	5.04%	54,612	4.74%	105,006	100,465	4.88%

Total mortgage-backed securities	730	4.00%	22,337	5.78%	482,308	3.48%	513,733	4.80%	1,019,108	1,004,701	4.10%

Total securities held-to-maturity	$730	4.00%	$68,222	4.84%	$488,570	3.51%	$697,532	4.68%	$1,255,054	$1,198,053	4.15%

Available for Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$6,655	—%	$6,655	$6,514	—%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	—	—%	7,259	4.00%	43,997	4.68%	51,256	51,197	4.59%
Federal National Mortgage Association	—	—%	—	—%	26,528	4.00%	22,865	4.91%	49,393	49,364	4.42%
Non-agency securities	—	—%	—	—%	10,872	5.00%	90,683	4.60%	101,555	95,957	4.64%

Total mortgage-backed securities	—	—%	—	—%	44,659	4.24%	157,545	4.67%	202,204	196,518	4.57%

Total securities available-for-sale	$—	—%	$—	—%	$44,659	4.24%	$164,200	4.52%	$208,859	$203,032	4.46%

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

Deposits.  At June 30, 2008, we held $3.97 billion in total deposits, representing 71.0% of our total liabilities. In prior years we emphasized a more wholesale strategy for generating funds, in particular, by offering high cost certificates of deposit. At June 30, 2008, $2.92 billion, or 73.6%, of our total deposit accounts were certificates of deposit. We had no brokered deposits at June 30, 2008. We are attempting to change the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits. Although this change has been difficult due to, among other things, the current interest rate environment and customer preferences, we are committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At June 30, 2008, we held $1.05 billion in core deposits, representing 26.4% of total deposits. This is an increase of $99.9 million, or 10.5%, when compared to June 30, 2007, when our core deposits were $947.4 million. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products. We attempt to generate our deposits from a diverse client group within our primary market area. We are focusing on attracting the deposits from municipalities and C&I businesses which operate in our marketplace. We have recently introduced a suite of commercial deposit products, designed to appeal to small business owners and non-profit organizations. The interest rates we pay, our maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. We also rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits.

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

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2008			2007
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Savings	$417,196	10.51%	1.96%	$358,866	9.52%	2.13%
Checking accounts	401,100	10.10	1.28	406,231	10.78	2.30
Money market deposits	229,018	5.77	2.06	182,274	4.84	2.37

Total transaction accounts	1,047,314	26.38	1.72	947,371	25.14	2.25
Certificates of deposit	2,922,961	73.62	3.71	2,820,817	74.86	5.03

Total deposits	$3,970,275	100.00%	3.18%	$3,768,188	100.00%	4.33%

	At June 30,
	2006
		Percent of	Weighted
		Total	Average
	Balance	Deposits	Rate
	(Dollars in thousands)

Savings	$270,924	7.92%	0.80%
Checking	369,030	10.79	1.99
Money market deposits	212,200	6.21	1.56

Total transaction accounts	852,154	24.92	1.51
Certificates of deposit	2,567,207	75.08	4.04

Total deposits	$3,419,361	100.00%	3.41%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At June 30,
	2008	2007	2006
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$45,284	$18,813	$51,315
2.01% - 3.00%	566,007	19,910	118,538
3.01% - 4.00%	1,188,461	441,633	880,661
4.01% - 5.00%	769,010	1,070,531	1,346,248
5.01% - 6.00%	351,730	1,268,741	170,435
Over 6.00%	2,469	1,189	10

Total	$2,922,961	$2,820,817	$2,567,207

The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at June 30, 2008.

	Within	Over	Over	Over	Over	Over
	Three	Three to	Six Months to	One Year to	Two Years to	Three
	Months	Six Months	One Year	Two Years	Three Years	Years	Total
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$5,354	$2,739	$26,202	$10,989	$—	$—	$45,284
2.01% - 3.00%	138,171	192,920	207,509	23,010	3,964	433	566,007
3.01% - 4.00%	489,927	154,465	452,742	70,621	5,127	15,579	1,188,461
4.01% - 5.00%	526,612	35,247	91,421	45,670	4,300	65,760	769,010
5.01% - 6.00%	119,186	198,372	17,816	1,134	4,332	10,890	351,730
Over 6.00%	2,469	—	—	—	—	—	2,469

Total	$1,281,719	$583,743	$795,690	$151,424	$17,723	$92,662	$2,922,961

As of June 30, 2008 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $877.5 million. The following table sets forth the maturity of those certificates as of June 30, 2008.

At
June 30, 2008
(In thousands)

Three months or less	$428,309
Over three months through six months	176,442
Over six months through one year	216,172
Over one year	56,620

Total	$877,543

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

	At or for the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of period	$563,583	$333,710	$150,740
Average balance during period	208,866	196,417	107,317
Maximum outstanding at any month end	563,583	333,710	190,255
Weighted average interest rate at end of period	3.50%	5.42%	5.36%
Average interest rate during period	4.41%	5.46%	4.30%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated:

	At or for the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of period	$1,000,000	$705,000	$1,095,000
Average balance during period	999,663	925,280	1,008,406
Maximum outstanding at any month end	1,109,500	1,095,000	1,160,000
Weighted average interest rate at end of period	4.27%	4.78%	4.69%
Average interest rate during period	4.58%	4.80%	4.03%

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

ISB Asset Corporation.  ISB Asset Corporation is a New Jersey corporation which was formed in 1997 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Investors Savings Bank, operated as a real estate investment trust (“REIT”) though December 2006. During fiscal 2008, the REIT was liquidated and its assets were transferred to the Bank.

ISB Holdings, Inc.  ISB Holdings, Inc. is a New Jersey corporation, which is the 100% owner of ISB Asset Corporation.

Investors Savings Bank has two additional subsidiaries which are inactive.

Personnel

As of June 30, 2008, we had 519 full-time employees and 52 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Investors Bancorp, Inc., as a bank holding company controlling Investors Savings Bank, is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Investors Savings Bank and Investors Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board, the Commissioner and the FDIC. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. Investors Bancorp, Inc. files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws and the listing requirements of NASDAQ.

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

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “— Federal Banking Regulation — Activity Restrictions on State-Chartered Banks” below.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Investors Savings Bank’s Total capital, Tier 1 risk-based capital, and Total risk-based capital ratios as of June 30, 2008:

	As of June 30, 2008
		Percent
	Capital	of Assets(1)
	(Dollars in thousands)

Total capital	$727,463	11.93%
Tier 1 risk-based capital	$727,463	21.37%
Total risk-based capital	$741,028	21.77%

(1)	For purposes of calculating Total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of June 30, 2008, Investors Savings Bank was considered “well capitalized” under FDIC guidelines.

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

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank has policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Investors Savings Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

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

Investors Savings Bank, as a member of the FHLB is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Savings Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Savings Bank. The activity-based stock purchase requirement for Investors Savings Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Savings Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Savings Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At June 30, 2008, the amount of FHLB stock held by us satisfies these requirements.

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

Deposit Insurance.  The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the DIF on March 31, 2006. Investors Savings Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon a combination of CAMELS (capital adequacy, asset quality, management, earnings, liquidity, sensitivity to market risk) component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at three basis points above the base rates. Therefore, assessment rates currently range from five to forty-three basis points of deposits. As of March 31, 2008, Investors Savings Bank had an assessment rate of 5.21 basis points. From 1997 through 2006, under the previous risk-based assessment system, Investors Savings Bank had an assessment rate of 0 basis points.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our total expense for the assessment of deposit insurance and the FICO payments was $445,000 for the year ended June 30, 2008 and $451,000 for the year ended June 30, 2007. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank received a $2.8 million One-Time Assessment Credit, most of which was used to offset substantially all of our deposit insurance assessment, excluding the FICO payments, for the period from January 1, 2007 through June 30, 2008. The remaining credit as of June 30, 2008 is $252,000 and can be used to offset up to 90% of the deposit insurance assessments after that date. We expect that our FDIC assessment could be substantially higher in future periods once our credit is exhausted.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Investors Savings Bank received an “outstanding” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in June 2008.

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

Federal Reserve System

The Federal Reserve Board regulations require all depository institutions to maintain non interest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At June 30, 2008, Investors Savings Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Savings Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Savings Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

Interagency Guidance on Nontraditional Mortgage Product Risks.  On October 4, 2006, the FDIC and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

On June 29, 2007, the FDIC and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Statement”) to address the growing concerns facing the sub-prime mortgage market, particularly with respect to rapidly rising sub-prime default rates that may indicate borrowers do not have the ability to repay adjustable-rate sub-prime loans originated by financial institutions. In particular, the agencies express concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

We originate and purchase interest only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. At June 30, 2008, our mortgage loan portfolio included approximately $450.0 million of interest only loans, all of which were one- to four-family loans.

The USA Patriot Act

The USA PATRIOT Act was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has adopted policies and procedures which are in compliance with these requirements.

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

Holding Company Regulation

Federal Regulation.  Bank holding companies, like Investors Bancorp, Inc., are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Savings Bank. As of June 30, 2008, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.”

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

In connection with our June 2008 merger of Summit Federal Savings Bank, we issued 1,744,592 shares of our common stock to Investors Bancorp, MHC, which represents the pro forma market value of Summit Federal Savings Bank, thereby increasing Investors Bancorp, MHC’s ownership interest in Investors Bancorp, Inc. As a result, in the event of a Conversion Transaction of Investors Bancorp, MHC, there will be additional shares of New Holding Company available to depositors of Investors Savings Bank, including former depositors of Summit Federal Savings Bank who remain depositors of Investors Savings Bank a the time of the conversion.

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

As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At June 30, 2008, our total federal pre-base year reserve was approximately $40.7 million.

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

Net Operating Loss Carryforwards and Charitable Contribution Carryforward.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2008, the Company had a receivable of $2.8 million for a carry back claim and is in the process of filing a carry back claim for $104,000. In addition we have a federal net operating loss carryforward of approximately $890,000.

At June 30, 2008, the Company had $16.3 million in charitable contribution carryforwards which are due to expire in 2010.

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

For tax years beginning after June 30, 2006, New Jersey savings banks, including Investors Savings Bank, are subject to a 9% corporate business tax (“CBT”). For tax years beginning before June 30, 2006, New Jersey savings banks, including Investors Savings Bank, paid the greater of a 9% CBT or an Alternative Minimum Assessment (“AMA”) tax. As of July 1, 2007, there is no longer a New Jersey AMA tax. The AMA tax paid in prior years is creditable against the CBT in future years limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums.

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

At both June 30, 2008 and 2007, the Company had state net operating loss carryforwards of approximately $169.0 million. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2008, the fair value of our total securities portfolio was $1.40 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2008, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience an 8.0% or $12.3 million decrease in net interest income.

Because We Intend to Continue to Increase Our Commercial Originations, Our Lending Risk Will Increase.

At June 30, 2008, our portfolio of commercial real estate, multi-family and construction loans totaled $485.3 million, or 10.4% of our total loans. We intend to increase our originations of commercial real estate, multi-family and construction loans. In addition we recently began offering C&I loans. Commercial real estate, multi-family, construction and C&I loans generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

The Financial Sector Is Experiencing An Economic Downturn. A Deterioration of Our Current Non-performing Loans or An Increase In The Number of Non-performing Loans Will Have An Adverse Effect On Our Operations.

Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total non-performing assets increased from $5.2 million at June 30, 2007 to $19.4 million at June 30, 2008, and total non-performing loans as a percentage of total assets increased to 0.30% at June 30, 2008 as compared to 0.09% at June 30, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

Further Decline In Value In Certain Investment Securities Held By The Company Could Require Write-Downs, Which Would Reduce Our Earnings.

Our securities portfolio includes pooled trust preferred securities backed by banks, insurance companies, and real estate investment trusts. During the last six months of fiscal 2008, the market for these securities became increasingly illiquid due to negative perceptions about the health of the financial sector in general, and more specifically the financial stability of the underlying issuers. The combination of the illiquidity and the increase in payment deferrals by issuers resulted in a continued decline in the fair value of these securities. At June 30, 2008, our pooled trust preferred securities totaled $178.7 million, representing 12.3% of our total securities portfolio, and had a fair value of $135.5 million. The Fitch rating agency has recently placed a number of these securities on negative credit watch while they evaluate the current rating for possible downgrade. The Company owns 23 securities with an amortized cost of $133.9 million and a fair value of $101.2 million which are listed by Fitch Ratings as Rating Watch Negative. If there is a continued lack of liquidity for these securities; an increase in payment deferrals or defaults by issuers; a downgraded below investment grade (BBB); or the projected cash flows are not adequate to meet contractual obligations, the Company may be required to take an other-than-temporary impairment write-down which would reduce our earnings.

Our FDIC Premium Could Be Substantially Higher In The Future Which Would Have An Adverse Effect On Our Future Earnings.

Our FDIC insurance assessment was $445,000 for fiscal 2008 compared to $451,000 for fiscal 2007. Since January 1, 2007 our assessment has been substantially reduced by a $2.8 million special One Time Credit. The remaining credit as of June 30, 2008 is $252,000. Management believes that this credit will be substantially exhausted by September 30, 2008. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods. Any increases in our FDIC premium rates will reduce our future earnings.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses of $13.6 million was 0.29% of total loans and 70.0% of non-performing loans at June 30, 2008.

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

There Is No Assurance That Our Strategy to Change the Mix of Our Assets and Liabilities Will Succeed.

We previously emphasized investments in government agency and mortgage-backed securities, funded with wholesale borrowings. This policy was designed to achieve profitability by allowing asset growth with low overhead expense, although securities generally have lower yields than loans, resulting in a lower interest rate spread and lower interest income. In October 2003, we implemented a strategy to change the mix of our assets and liabilities to one more focused on loans and retail deposits. As a result of this strategy, at June 30, 2008, our mortgage-backed and other securities accounted for 22.7% of total assets, while our loan portfolio accounted for 72.8% of our total assets.

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

Our Return on Equity Has Been Low Compared to Other Financial Institutions. This Could Negatively Affect the Price of Our Common Stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. For the year ended June 30, 2008, our return on average equity was 1.92% compared to a return on average equity of 3.01% for all publicly traded savings institutions organized in the mutual holding company form. We expect our return on equity to remain below the industry average until we are able to further leverage the additional capital we received from our 2005 stock offering. Our return on equity has been low principally because of the amount of capital raised in the offering, higher expenses from the costs of being a public company, and added expenses associated with our employee stock ownership plan and the stock-based incentive plan. Until we can increase our net interest income and other income, we expect our return on equity to be below the industry average.

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

Investors Bancorp, MHC Exercises Voting Control Over Investors Bancorp; Public Stockholders Own a Minority Interest

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

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the New Jersey Department of Banking and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

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

At June 30, 2008, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 52 full-service branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Somerset, Union and Warren Counties, New Jersey.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of August 12, 2008 was 6,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods Indicated. The following information was provided by the NASDAQ Global Select Market.

	Fiscal 2008			Fiscal 2007
	High	Low	Dividends	High	Low	Dividends

First Quarter	$14.60	$11.54	$—	$15.48	$13.16	$—
Second Quarter	15.00	13.77	—	15.90	14.66	—
Third Quarter	15.59	13.17	—	15.81	14.24	—
Fourth Quarter	15.75	13.06	—	14.50	13.33	—

Investors Bancorp, Inc. did not pay a dividend during the fiscal years ended June 30, 2008 and 2007.

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

In connection with the merger of Summit Federal, Investors Bancorp, Inc. issued 1,744,592 additional shares of its common stock to the MHC, based on the pro forma market value of $25.0 million for Summit Federal and the average closing price of a share of the Company’s common stock, as reported on the NASDAQ Stock Market, for twenty (20) consecutive trading days ending on June 4, 2008.

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning October 12, 2005, the date that Investors Bancorp began trading as a public company as reported by the NASDAQ Global Select Market through June 30, 2008, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

INVESTORS BANCORP, INC.

Total Return Performance

	Period Ending
Index	10/12/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08
Investors Bancorp, Inc.	100.00	110.08	135.23	156.99	134.03	141.12	130.34

SNL Bank and Thrift Index	100.00	110.59	116.36	129.22	123.80	98.54	68.68

SNL Thrift Index	100.00	112.84	121.62	131.54	120.31	78.91	62.25

*	Source : SNL Financial LC, Charlottesville, VA

The following table reports information regarding repurchases of our common stock during the fourth quarter of fiscal 2008 and the stock repurchase plans approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average	as Part of Publicly	Yet Be Purchased
	Shares	Price paid	Announced Plans	Under the Plans or
Period	Purchased(1)(2)	Per Share	or Programs	Programs

April 1, 2008 through April 30, 2008	139,698	$14.31	139,698	4,327,247
May 1, 2008 through May 31, 2008	129,500	14.29	129,500	4,197,747
June 1, 2008 through June 30, 2008	600,303	13.91	600,303	3,597,444

Total	869,501	14.03	869,501

(1)	On April 26, 2007, the Company announced its second Share Repurchase Program, which authorized the purchase of an additonal 10% of its publicly-held outstanding shares of common stock, or 4,785,831 shares. This stock repurchase program commenced upon the completion of the first program on May 10, 2007. This program was completed on May 7, 2008.

(2)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additonal 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 3,597,444 shares yet to be purchased as of June 30, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. All data has been restated, based on historical costs, to reflect the Summit Federal merger, which was accounted for as a pooling of interest. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At June 30,
	2008	2007	2006	2005	2004
	(In thousands)

Selected Financial Condition Data:
Total assets	$6,419,142	$5,722,026	$5,631,809	$5,142,575	$5,478,750
Loans receivable, net	4,670,150	3,624,998	2,995,435	2,028,045	1,135,782
Loans held-for-sale	9,814	3,410	974	3,412	1,428
Securities held to maturity, net	1,255,054	1,578,922	1,835,581	2,128,944	2,610,374
Securities available for sale, at estimated fair value	203,032	257,939	538,526	683,701	1,430,903
Bank owned life insurance	96,170	92,198	82,603	79,779	75,975
Deposits	3,970,275	3,768,188	3,419,361	3,373,291	3,411,267
Borrowed funds	1,563,583	1,038,710	1,245,740	1,313,769	1,604,798
Stockholders’ equity	828,538	858,859	916,291	423,704	417,041

	Years Ended June 30,
	2008	2007(1)	2006(2)	2005(3)	2004
	(In thousands)

Selected Operating Data:
Interest and dividend income	$312,807	$285,223	$252,050	$232,594	$215,784
Interest expense	207,695	195,263	143,594	128,286	129,159

Net interest income	105,112	89,960	108,456	104,308	86,625
Provision for loan losses	6,646	729	600	604	593

Net interest income after provision for loan losses	98,466	89,231	107,856	103,704	86,032
Non-interest income (loss)	7,373	3,175	5,972	(2,080)	4,200
Non-interest expenses	80,780	77,617	90,877	107,173	58,545

Income (loss) before income tax expense (benefit)	25,059	14,789	22,951	(5,549)	31,687
Income tax expense (benefit)	9,030	(7,477)	7,610	(2,986)	11,728

Net income (loss)	$16,029	$22,266	$15,341	$(2,563)	$19,959

Earnings per share — basic and diluted(4)	$0.15	$0.20	$0.07	n/a	n/a

(1)	June 30, 2007 year end results reflect a $9.9 million reversal of previously established valuation allowances for deferred tax assets.

(2)	June 30, 2006 year end results reflect a pre-tax expense of $20.7 million for the charitable contribution made to Investors Savings Bank Charitable Foundation as part of our initial public offering.

(3)	June 30, 2005 year end results reflect pre-tax expense of $54.0 million attributable to the March 2005 balance sheet restructuring.

(4)	Basic and diluted earnings per share for the year ended June 30, 2006 include the results of operations from October 11, 2005, the date the Company completed its initial public offering.

At or for the Years Ended June 30,
2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income or loss to average total assets)	0.27%	0.39%	0.28%	(0.05)%	0.36%
Return on equity (ratio of net income or loss to average equity)	1.92%	2.47%	2.00%	(0.62)%	4.85%
Net interest rate spread(1)	1.28%	1.02%	1.65%	1.82%	1.45%
Net interest margin(2)	1.81%	1.65%	2.06%	2.00%	1.60%
Efficiency ratio(3)	71.81%	83.34%	79.42%	104.84%	64.46%
Non-interest expenses to average total assets	1.35%	1.38%	1.68%	2.00%	1.06%
Average interest-earning assets to average interest-bearing liabilities	1.15	x	1.18	x	1.15	x	1.07	x	1.07	x
Asset Quality Ratios:
Non-performing assets to total assets	0.30%	0.09%	0.06%	0.15%	0.17%
Non-performing loans to total loans	0.42%	0.14%	0.11%	0.39%	0.80%
Allowance for loan losses to non-performing loans	70.03%	135.00%	193.06%	72.77%	57.56%
Allowance for loan losses to total loans	0.29%	0.19%	0.21%	0.28%	0.46%
Capital Ratios:
Risk-based capital (to risk-weighted assets)(4)	21.77%	25.18%	26.63%	21.72%	26.64%
Tier I risk-based capital (to risk-weighted assets)(4)	21.37%	24.93%	26.38%	21.44%	26.32%
Total capital (to average assets)(4)	11.93%	12.52%	12.25%	8.35%	7.74%
Equity to total assets	12.91%	15.01%	16.27%	8.24%	7.61%
Average equity to average assets	13.94%	15.97%	14.21%	7.75%	7.43%
Tangible capital (to tangible assets)	12.89%	15.01%	16.26%	8.24%	7.59%
Book value per common share	$7.87	$7.86	$8.04	n/a	n/a
Other Data:
Number of full service offices	52	51	51	51	50
Full time equivalent employees	537	509	510	493	486

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expenses divided by the sum of net interest income and non-interest income.

(4)	Ratios are for Investors Savings Bank and do not include capital retained at the holding company level.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As one of the largest community banks headquartered in New Jersey, we strive to provide high quality products and services in an honest and straightforward manner while operating responsibly and ethically, so that our clients, employees, stockholders and communities may prosper.

On June 6, 2008, the Company completed its merger of Summit Federal Bankshares, Inc. (“Summit Federal”), which operated five branches in Union, Middlesex, Hunterdon and Warren counties, New Jersey. This transaction involved the combination of mutual enterprises and, therefore, was accounted for as a pooling of interests. All financial information has been restated to include amounts for Summit Federal, based on historical costs, for all periods presented.

Since 2003, when our assets were comprised of predominantly securities, we have been diligent in changing its composition to reflect a more retail banking model. As a result, at June 30, 2008, our loans now represent 73% of our total assets and our securities portfolio represents 23% of total assets. We believe that repositioning our balance sheet along with continued loan growth will help to improve earnings, particularly in the current interest rate environment.

Fiscal year 2008 was marked by highly volatile economic conditions which reeked havoc in the financial services industry. The significant contributors to the disruptions included subprime mortgage lending, illiquidity in the capital markets, the continued decline in real estate markets, and the recent bank failures. During this time, the Federal Reserve reduced the Fed Funds rate several times resulting in the current rate of 2.00%. The steeper yield curve allowed us to lower deposit rates while keeping mortgage rates relatively stable. As a result, our net interest income increased by $15.2 million to $105.1 million for the year ended June 30, 2008.

The adverse market conditions generally had a negative impact on a majority of mortgage industry participants; however, it also provided positive opportunities for prime portfolio lenders like us. The dislocations in the secondary residential mortgage market led to fewer participants and thus less competition in mortgage originations and wider pricing spreads. These conditions enabled us to continue to grow our loan portfolio with high quality loans at favorable pricing.

Net loans grew by $1.05 billion, or 29%, to $4.67 billion at June 30, 2008. The majority of this growth was in residential mortgage loans which grew by $827.5 million, or 26%, to $4.01 billion at June 30, 2008. We were able to take advantage of several opportunities to purchase high quality residential loans at favorable prices to grow our loan portfolio. We also continued to diversify our loan portfolio by originating different types of loans. During the year ended June 30, 2008 we originated $314.1 million of commercial real estate, construction and multi-family loans. Additionally, in May 2008 we began to offer commercial and industrial loans (C&I). We believe our expansion into commercial real estate lending as well as C&I lending will provide us with an opportunity to increase our net interest income, diversity our loan portfolio and improve our interest rate risk position. As we add more loans to our balance sheet we remain focused on maintaining our historically strict underwriting criteria. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans.

We are keenly aware that commercial real estate and construction lending generally expose a lender to more credit risk than residential mortgage loans as the repayment of commercial real estate and construction loans depend upon the business and financial condition of the borrower and on the economic viability of projects financed. Consequently, like other financial institutions, we generally charge higher rates of interest for these types of loans compared to residential mortgage loans.

The overall growth in the loan portfolio, particularly residential and commercial real estate loans, along with the increased inherent risk in our overall portfolio, especially the credit risk associated with commercial real estate lending and the internal downgrade of the risk rating on two construction loans during the year have resulted in a $6.6 million increase in the allowance for loan losses to $13.6 million at June 30, 2008.

While our loan portfolio has benefited from the current turmoil, we are not immune to some of the negative consequences of the current illiquid capital markets. Our securities portfolio includes pooled trust preferred securities, principally issued by banks and to a lesser extent insurance companies. These securities have been negatively impacted by an increase in payment deferrals by issuers and the absence of an orderly and liquid market, resulting in a steady decline in the fair value of these securities. Although the securities continue to perform in accordance with the contractual terms and have projected cash flows in excess of future contractual principal and interest payments, the Fitch rating agency has recently placed a number of these securities on negative credit watch while they evaluate the current rating for possible downgrade. We will continue to closely monitor these securities and continue to evaluate them for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings.

We continue to focus on changing our mix of deposits as we try to de-emphasize high cost certificates of deposits in favor of lower cost core deposits. This has proven to be a difficult task due to the extreme competition for deposits from other banks and financial intermediaries. We have launched a number of new products designed to increase the amount of core deposits. We are focusing on attracting the deposits from municipalities and C&I businesses which operate in our marketplace. We have recently introduced a suite of commercial deposit products, designed to appeal to small business owners and non-profit organizations. These initiatives, along with a more effective marketing and community relations effort, are necessary steps for improving our retail deposit franchise. Deposit growth will remain a focus; however, we will evaluate the use of borrowings to fund loan growth given the current interest rate environment.

We also plan to grow our retail banking franchise by building or acquiring new branch locations. We are pleased with the recent merger of Summit Federal which added five branch locations that complement our existing footprint. During the year we consolidated one of our Irvington branches into the two existing Irvington branches and opened new branch locations in Perth Amboy and Red Bank increasing our branch network to 52 locations. We will continue to evaluate potential new branch offices both inside and outside our current market area.

Given our strong capital position, we believe that we are well positioned to deal with the current economic conditions while focusing on enhancing shareholder value, providing a high quality client experience with competitively priced products and services to individuals and businesses in the communities we serve. We will continue to explore opportunities to grow the franchise through the acquisition of banks and branch locations.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

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

Our allowance for loan losses reflects probable losses considering, among other things, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current operating environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected principally by changes in market interest rates and credit spreads subsequent to purchase and the illiquidity in the capital markets. When significant changes in fair values occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.

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

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Total Assets.  Total assets increased by $697.1 million, or 12.2%, to $6.42 billion at June 30, 2008 from $5.72 billion at June 30, 2007. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio. The cash flow from our securities portfolio is being used to help fund our loan growth, consistent with our strategic plan.

Net Loans.  Net loans, including loans held for sale, increased by $1.05 billion, or 29.0%, to $4.68 billion at June 30, 2008 from $3.63 billion at June 30, 2007. This increase in loans reflects our continued focus on loan originations and purchases. The loans we originate and purchase are made primarily on properties in New Jersey. To a lesser degree, we originate and purchase loans in states in close proximity to New Jersey as a way to geographically diversify our residential loan portfolio. We do not originate or purchase and our loan portfolio does not include any sub-prime loans or option ARMs.

We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the year ended June 30, 2008 we originated $284.9 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year ended June 30, 2008, we purchased loans totaling $559.8 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the year ended June 30, 2008, we took advantage of several opportunities to purchase $436.5 million of residential mortgage loans that met our underwriting criteria on a “bulk purchase” basis.

Additionally, for the year ended June 30, 2008, we originated $139.9 million in multi-family and commercial real estate loans and $174.1 million in construction loans. This is consistent with our strategy of originating multi-family, commercial real estate and construction loans to diversify our loan portfolio.

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2008 and 2007 was $450.0 million and $287.9 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

The allowance for loan losses increased by $6.6 million to $13.6 million at June 30, 2008 from $7.0 million at June 30, 2007. The increase in the allowance is primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an internal downgrade of the risk ratings on two construction loans; the increase in non-performing loans; and the adverse economic environment.

Total non-performing loans, defined as non-accruing loans, increased by $14.2 million to $19.4 million at June 30, 2008 from $5.1 million at June 30, 2007. This increase is primarily the result of a previously downgraded $11.0 million construction loan which was placed on non-accrual status during the three months ended June 30, 2008. The loan was 60 days delinquent at June 30 and while the borrower continues to work with the Company to bring the loan current, we can not be assured at this time the borrower will be successful. A $1.5 million specific reserve has been established for this loan in the allowance for loan losses. The ratio of non-performing loans to total loans was 0.42% at June 30, 2008 compared to 0.14% at June 30, 2007. The allowance for loan losses as a percentage of non-performing loans was 70.03% at June 30, 2008 compared with 135.00% at June 30, 2007. At June 30, 2008 our allowance for loan losses as a percentage of total loans was 0.29% compared with 0.19% at June 30, 2007. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment.

At June 30, 2008, the Company had a $19.4 million multi-family loan to a New Jersey based developer which was 30 days delinquent. A contract for the sale of the property is pending which results in a current loan to value ratio of 50%. While management believes that the probability of loss on this loan is low, we will continue to closely monitor the loan.

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

Securities.  Securities, in the aggregate, decreased by $378.8 million, or 20.6%, to $1.46 billion at June 30, 2008, from $1.84 billion at June 30, 2007. The cash flows from our securities portfolio are being used to help fund our loan growth. This is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio.

As part of the merger with Summit Federal, we acquired a $6.0 million mutual fund investment which was deemed other-than-temporarily impaired and written down to fair value through pre-tax charges totaling $651,000 for the year ended June 30, 2008. Management has begun liquidating this investment and future decreases in value will be recorded as incurred.

Securities include pooled trust preferred securities, principally issued by banks, with an amortized cost of $178.7 million and a fair value of $135.5 million at June 30, 2008. These securities have been classified in the held to maturity portfolio since their purchase and are performing in accordance with contractual terms. The Company has the ability and intent to hold these securities until maturity. The Company concluded that the declines in market values for these securities were temporary declines at June 30, 2008 and, accordingly, impairment losses were not recognized. Given the challenging environment for most banks in the U.S., there has been an increase in payment deferrals by issuers and a steady decline in the fair value of these securities. At June 30, 2008, this portfolio contained securities with an amortized cost of $13.1 million which had an investment grade rating of AAA and $165.6 million with an investment grade rating of A. In May 2008, the Fitch rating agency placed a number of these securities on negative credit watch while they evaluate the current rating for possible downgrade. We own 16 of these securities with an amortized cost of $89.8 million and a fair value of $67.9 million. On August 14, 2008, Fitch placed additional securities on negative credit watch. We own 7 of these securities with an amortized cost of $44.0 million and a fair value of $33.3 million. At June 30, 2008, all of these securities have projected cash flows in excess of future contractual principal and interest payments. In the event these securities are downgraded below investment grade (BBB) or the projected cash flows are not adequate to meet contractual obligations, the Company will continue to evaluate them for other-than-temporary impairment at that time.

The securities portfolio also includes AAA rated private label mortgage-backed securities with an amortized cost of $206.6 million and a fair value of $196.4 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. The decrease in fair value for these securities is attributed to changes in market interest rates. The securities portfolio does not include any Fannie Mae or Freddie Mac common or preferred stock.

Stock in the Federal Home Loan Bank, Bank Owned Life Insurance, and Accrued Interest Receivable.  The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $26.9 million from $34.1 million at June 30, 2007 to $60.9 million at June 30, 2008 as a result of an increase in our level of borrowings at June 30, 2008. Bank owned life insurance increased by $4.0 million from $92.2 million at June 30, 2007 to $96.2 million at June 30, 2008. There was also an increase in accrued interest receivable of $2.9 million resulting from an increase in the average balance and yield of our interest-earning assets.

Deposits.  Deposits increased by $202.1 million, or 5.4%, to $3.97 billion at June 30, 2008 from $3.77 billion at June 30, 2007. Certificates of deposits, savings account deposits and money market account deposits increased by $102.1 million, $58.3 million and $46.7 million, respectively. These increases were partially offset by a $5.1 million decrease in checking account deposits. We attribute the increase in deposits to new products being offered, increased sales efforts from our branch staff, competitive rates on our CD’s, consumer demands and competition.

Borrowed Funds.  Borrowed funds increased $524.9 million, or 50.5%, to $1.56 billion at June 30, 2008 from $1.04 billion at June 30, 2007. The increase in borrowings was largely to fund the Company’s loan growth for the same period. We were able to take advantage of several opportunities to purchase high quality residential loans at favorable prices on a “bulk purchase” basis. The “bulk loan purchases” were mostly funded by longer term wholesale borrowings because of the lower rates available in the wholesale markets. Using longer term borrowings to fund mortgage loans helps mitigating the Company’s exposure to interest rate risk.

Stockholders’ Equity.  Stockholders’ equity decreased $30.3 million to $828.5 million at June 30, 2008 from $858.9 million at June 30, 2007. The decrease was primarily attributed to the repurchase of our common stock totaling $58.0 million partially offset by net income of $16.0 million for the year ended June 30, 2008. Other factors impacting stockholders’ equity were compensation costs associated with stock options and restricted stock, the change in the accumulated other comprehensive loss, and the allocation of ESOP shares.

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

	For the Years Ended June 30,
	2008				2007				2006
	Average		Interest	Average	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$32,948		$974	2.96%	$25,701		$993	3.86%	$92,616		$3,241	3.50%
Repurchase agreements and federal funds sold	5,798		162	2.79	—		—	—	16,387		613	3.74
Securities available-for-sale(1)	235,385		10,826	4.60	406,274		18,006	4.43	618,970		26,233	4.24
Securities held-to-maturity	1,438,804		67,977	4.72	1,689,890		80,310	4.75	2,009,729		90,378	4.50
Net loans	4,043,398		229,634	5.68	3,305,807		182,996	5.54	2,462,270		128,603	5.22
Stock in FHLB	44,939		3,234	7.20	40,304		2,918	7.24	55,440		2,982	5.38

Total interest-earning assets	5,801,272		312,807	5.39	5,467,976		285,223	5.22	5,255,412		252,050	4.80

Non-interest-earning assets	185,705				170,671				143,236

Total assets	$5,986,977				$5,638,647				$5,398,648

Interest-bearing liabilities:
Savings deposits	$372,846		7,718	2.07	$302,331		4,685	1.55	$379,282		3,145	0.83
Interest-bearing checking	353,564		7,329	2.07	321,155		7,473	2.33	323,873		6,088	1.88
Money market accounts	204,952		5,005	2.44	185,849		3,596	1.93	255,154		3,423	1.34
Certificates of deposit	2,909,550		132,693	4.56	2,719,327		124,382	4.57	2,491,183		85,720	3.44
Borrowed funds	1,208,529		54,950	4.55	1,121,697		55,127	4.91	1,115,723		45,218	4.05

Total interest-bearing liabilities	5,049,441		207,695	4.11	4,650,359		195,263	4.20	4,565,215		143,594	3.15

Non-interest-bearing liabilities	102,828				87,946				66,433

Total liabilities	5,152,269				4,738,305				4,631,648
Stockholders’ equity	834,708				900,342				767,000

Total liabilities and stockholders’ equity	$5,986,977				$5,638,647				$5,398,648

Net interest income			$105,112				$89,960				$108,456

Net interest rate spread(2)				1.28%				1.02%				1.65%

Net interest-earning assets(3)	$751,831				$817,617				$690,197

Net interest margin(4)				1.81%				1.65%				2.06%

Ratio of interest-earning assets to total interest-bearing liabilities	1.15	x			1.18	x			1.15	x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)		Net	Increase (Decrease)		Net
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Interest-bearing deposits	$244	$(263)	$(19)	$(2,555)	$307	$(2,248)
Repurchase agreements	162	—	162	(613)	—	(613)
Securities available-for-sale	(7,839)	659	(7,180)	(9,211)	984	(8,227)
Securities held-to-maturity	(10,946)	(1,387)	(12,333)	(13,895)	3,827	(10,068)
Net loans	43,961	2,677	46,638	48,133	6,260	54,393
Stock in FHLB	334	(18)	316	(938)	874	(64)

Total interest-earning assets	25,916	1,668	27,584	20,921	12,252	33,173

Interest-bearing liabilities:
Savings deposits	1,243	1,790	3,033	(743)	2,283	1,540
Interest-bearing checking	715	(859)	(144)	(52)	1,437	1,385
Money market accounts	397	1,012	1,409	(1,086)	1,259	173
Certificates of deposit	8,676	(365)	8,311	8,413	30,249	38,662

Total deposits	11,031	1,578	12,609	6,532	35,228	41,760
Borrowed funds	4,111	(4,288)	(177)	1,072	8,837	9,909

Total interest-bearing liabilities	15,142	(2,710)	12,432	7,604	44,065	51,669

Increase (decrease) in net interest income	$10,774	$4,378	$15,152	$13,317	$(31,813)	$(18,496)

Comparison of Operating Results for the Years Ended June 30, 2008 and 2007

Net Income.  Net income for the year ended June 30, 2008 was $16.0 million compared to net income of $22.3 million for the year ended June 30, 2007. Net income for the year ended June 30, 2007 included a $9.9 million tax benefit, partially offset by a $3.7 million pre-tax loss from a balance sheet restructuring.

Net Interest Income.  Net interest income increased by $15.2 million, or 16.8%, to $105.1 million for the year ended June 30, 2008 from $90.0 million for the year ended June 30, 2007. Our net interest margin also increased by 16 basis points from 1.65% for the year ended June 30, 2007 to 1.81% for the year ended June 30, 2008.

The increase in net interest income for the year ended June 30, 2008, was partially attributed to lower short term interest rates and more stable longer term rates. The effect of this steeper yield curve allowed us to lower deposit rates while keeping mortgage rates relatively stable. In addition, we were able to take advantage of several opportunities to purchase high quality residential loans at favorable prices to grow our loan portfolio. The increase was partially offset by the average balance of interest-bearing liabilities increasing for the year ended June 30, 2008.

Interest and Dividend Income.  Total interest and dividend income increased by $27.6 million, or 9.7%, to $312.8 million for the year ended June 30, 2008 from $285.2 million for the year ended June 30, 2007. This increase was primarily due to a $333.3 million, or 6.1%, increase in the average balance of interest-earning assets to $5.80 billion for the year ended June 30, 2008 from $5.47 billion for the year ended June 30, 2007. We took advantage of several opportunities to grow assets by purchasing high quality residential mortgage loans, particularly during the fourth quarter. In addition, there was a 17 basis point increase in the weighted average yield on interest-earning assets to 5.39% for the year ended June 30, 2008 compared to 5.22% for the year ended June 30, 2007.

Interest income on loans increased by $46.6 million, or 25.5%, to $229.6 million for the year ended June 30, 2008 from $183.0 million for the year ended June 30, 2007, reflecting a $737.6 million, or 22.3%, increase in the average balance of net loans to $4.04 billion for the year ended June 30, 2008 from $3.31 billion for the year ended June 30, 2007. In addition, the average yield on loans increased to 5.68% for the year ended June 30, 2008 from 5.54% for the year ended June 30, 2007.

Interest income on all other interest-earning assets, excluding loans, decreased by $19.1 million, or 18.6%, to $83.2 million for the year ended June 30, 2008 from $102.2 million for the year ended June 30, 2007. This decrease reflected a $404.3 million decrease in the average balance of securities and other interest-earning assets, which is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. In addition, the average yield on securities and other interest-earning assets remained consistent at 4.73% for the years ended June 30, 2008 and 2007.

Interest Expense.  Total interest expense increased by $12.4 million, or 6.4%, to $207.7 million for the year ended June 30, 2008 from $195.3 million for the year ended June 30, 2007. This increase was primarily due to a $399.1 million, or 8.6%, increase in the average balance of total interest-bearing liabilities to $5.05 billion for the year ended June 30, 2008 from $4.65 billion for the year ended June 30, 2007 partially offset by 9 basis point decrease in the weighted average cost of total interest-bearing liabilities to 4.11% for the year ended June 30, 2008 compared to 4.20% for the year ended June 30, 2007.

Interest expense on interest-bearing deposits increased $12.6 million, or 9.0%, to $152.7 million for the year ended June 30, 2008 from $140.1 million for the year ended June 30, 2007. This increase was due to a $312.3 million increase in the average balance of interest-bearing deposits and a 1 basis point increase in the average cost of interest-bearing deposits to 3.98% at June 30, 2008.

Interest expense on borrowed funds decreased by $177,000, or 0.3%, to $55.0 million for the year ended June 30, 2008 from $55.1 million for the year ended June 30, 2007. This decrease was primarily due to a 36 basis point decrease in the average cost of borrowed funds to 4.55% for the year ended June 30, 2008 from 4.91% for the year ended June 30, 2007 reflecting the lower rates available in the wholesale markets for longer term borrowings. This was partially offset by an $86.8 million, or 7.7%, increase in the average balance of borrowed funds to $1.21 billion for the year ended June 30, 2008 from $1.12 billion for the year ended June 30, 2007.

Provision for Loan Losses.  The provision for loan losses was $6.6 million for the year ended June 30, 2008 compared to $729,000 for the year ended June 30, 2007. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2008 and June 30, 2007”.

Non-Interest Income.  Total non-interest income increased by $4.2 million to $7.4 million for the year ended June 30, 2008 from $3.2 million for the year ended June 30, 2007. This increase was largely the result of a $682,000 loss on securities transactions in the year ended June 30, 2008 primarily attributed to a $651,000 other-than-temporary impairment charge recorded on the above-mentioned mutual fund investment, compared to a $3.8 million loss on the sale of securities recorded during the year ended June 30, 2007 primarily attributed to a balance sheet restructuring. Additionally, the gain on loan sales increased by $361,000 to $605,000 for the year ended June 30, 2008 from $244,000 for the year ended June 30, 2007 and income associated with our bank owned life insurance increased $223,000. Other non-interest income also increased $246,000 partially due to a $105,000 gain realized on the redemption of the Visa stock received in connection with Visa’s initial public offering.

Non-Interest Expenses.  Total non-interest expenses increased by $3.2 million, or 4.1%, to $80.8 million for the year ended June 30, 2008 from $77.6 million for the year ended June 30, 2007. This increase was primarily the result of compensation and fringe benefits increasing by $2.7 million, or 5.2%, to $53.9 million for the year ended June 30, 2008. The year ended June 30, 2008 included a $3.9 million increase in expense for the equity incentive plan compared to the prior fiscal year as the plan was in effect for only a portion of fiscal 2007. In addition, there was approximately $1.5 million in non-recurring compensation expense recorded as a result of the merger of Summit Federal for a retirement plan payout and employee retention bonuses. Additionally, the increase reflects staff additions in our commercial real estate, retail banking areas and our mortgage company as well as normal merit increases and increases in employee benefit costs. These increases were partially offset by a $2.3 million gain related to the curtailment and settlement of our postretirement benefit obligation and a $1.1 million compensation expense reduction for employee benefit plans during the year.

Income Taxes.  Income tax expense was $9.0 million for the year ended June 30, 2008, as compared to an income tax benefit of $7.5 million for the year ended June 30, 2007. The tax benefit in fiscal 2007 was largely attributable to an $8.7 million reduction in the deferred tax asset valuation allowance. The reduction was primarily the result of the reversal of a substantial portion of the previously-established deferred tax asset valuation allowance, as management determined that it is more likely than not that the deferred tax asset will be recognized.

Comparison of Operating Results for the Years Ended June 30, 2007 and 2006

Net Income.  Net income increased $6.9 million to $22.3 million for the year ended June 30, 2007 from $15.3 million for the year ended June 30, 2006. The increase in net income was primarily the result of a $9.9 million tax benefit recognized for the reversal of previously established valuation allowances on deferred tax assets. The Company’s results of operations for the fiscal year ended June 30, 2006 were negatively impacted by a $20.7 million pre-tax charitable contribution expense and positively impacted by the investment of stock subscription proceeds received in its initial public offering.

Net Interest Income.  Net interest income decreased by $18.5 million, or 17.1%, to $90.0 million for the year ended June 30, 2007 from $108.5 million for the year ended June 30, 2006. The decrease was caused primarily by a 105 basis point increase in our cost of interest-bearing liabilities to 4.20% for the year ended June 30, 2007 from 3.15% for the year ended June 30, 2006 and an increase in the average balance of interest-bearing liabilities of $85.1 million, or 1.9%, to $4.65 billion for the year ended June 30, 2007 from $4.57 billion for the year ended June 30, 2006. This was partially offset by a 42 basis point improvement in our yield on interest-earning assets to 5.22% for the year ended June 30, 2007 from 4.80% for the year ended June 30, 2006. Our net interest margin decreased by 41 basis points from 2.06% for the year ended June 30, 2006 to 1.65% for the year ended June 30, 2007.

The interest rate environment had a negative impact on our results of operations and our net interest margin as the yields on our interest-earning assets increased far less than the costs of our interest-bearing liabilities. In addition, our interest-bearing liabilities re-priced to then current market interest rates faster than the yields earned on our interest-earning assets. The increase in the cost of our interest-bearing liabilities reflected the rising short-term interest rate environment, affecting both our deposits and borrowed funds, and the shift within our deposits to higher costing short-term time deposits.

Interest and Dividend Income.  Total interest and dividend income increased by $33.2 million, or 13.2%, to $285.2 million for the year ended June 30, 2007 from $252.1 million for the year ended June 30, 2006. This increase was primarily due to a 42 basis point increase in the weighted average yield on interest-earning assets to 5.22% for the year ended June 30, 2007 compared to 4.80% for the year ended June 30, 2006. In addition, the average balance of interest-earning assets increased $212.6 million, or 4.0%, to $5.47 billion for the year ended June 30, 2007 from $5.26 billion for the year ended June 30, 2006.

Interest income on loans increased by $54.4 million, or 42.3%, to $183.0 million for the year ended June 30, 2007 from $128.6 million for the year ended June 30, 2006, reflecting an $843.5 million, or 34.3%, increase in the average balance of net loans to $3.31 billion for the year ended June 30, 2007 from $2.46 billion for the year ended June 30, 2006. In addition, the average yield on loans increased to 5.54% for the year ended June 30, 2007 from 5.22% for the year ended June 30, 2006.

Interest income on all other interest-earning assets, excluding loans, decreased by $21.2 million, or 17.2%, to $102.2 million for the year ended June 30, 2007 from $123.4 million for the year ended June 30, 2006. This decrease reflected a $631.0 million decrease in the average balance of securities and other interest-earning assets, partially offset by a 31 basis point increase in the average yield on securities and other interest-earning assets to 4.73% for the year ended June 30, 2007 from 4.42% for the year ended June 30, 2006.

Interest Expense.  Total interest expense increased by $51.7 million, or 36.0%, to $195.3 million for the year ended June 30, 2007 from $143.6 million for the year ended June 30, 2006. This increase was primarily due to a 105 basis point increase in the weighted average cost of total interest-bearing liabilities to 4.20% for the year ended June 30, 2007 compared to 3.15% for the year ended June 30, 2006. In addition, the average balance of total interest-bearing liabilities increased $85.1 million, or 1.9%, to $4.65 billion for the year ended June 30, 2007 from $4.57 billion for the year ended June 30, 2006.

Interest expense on interest-bearing deposits increased $41.8 million, or 42.4% to $140.1 million for the year ended June 30, 2007 from $98.4 million for the year ended June 30, 2006. This increase was due to a $79.2 million increase in the average balance of interest-bearing deposits and a 112 basis point increase in the average cost of interest-bearing deposits.

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

Provision for Loan Losses.  Our provision for loan losses was $729,000 for the year ended June 30, 2007 compared to $600,000 for the year ended June 30, 2006. There were net charge-offs of $148,000 for the year ended June 30, 2007 compared to net recoveries of $46,000 for the year ended June 30, 2006.

Non-Interest Income.  Total non-interest income decreased by $2.8 million to $3.2 million for the year ended June 30, 2007 from $6.0 million for the year ended June 30, 2006. This decrease was largely the result of a $3.8 million loss on the sale of securities during the year ended June 30, 2007, primarily the result of a balance sheet restructure during the 2007 fiscal year, compared to a $5,000 net gain on the sale of securities in the year ended June 30, 2006. This was partially offset by a $925,000 increase in the income on bank owned life insurance, primarily from the adoption of a new accounting principle in fiscal 2007 related to investments in insurance contracts.

Non-Interest Expenses.  Total non-interest expenses decreased by $13.3 million, or 14.6%, to $77.6 million for the year ended June 30, 2007 from $90.9 million for the year ended June 30, 2006. The decrease was primarily attributed to the $20.7 million contribution of cash and Company stock made to the Investors Savings Bank Charitable Foundation in the year ended June 30, 2006 as part of our initial public stock offering. This was partially offset by compensation and fringe benefits increasing by $6.7 million, or 14.9%, to $51.2 million for the year ended June 30, 2007. Expenses for the year ended June 30, 2007 included $5.7 million attributed to stock based awards granted in accordance with the shareholder-approved 2006 Equity Incentive Plan. In addition, the increase reflects staff additions in our commercial real estate and retail banking areas, as well as normal merit increases and increases in employee benefit costs.

Income Taxes.  Income tax benefit was $7.5 million for the year ended June 30, 2007, as compared to income tax expense of $7.6 million for the year ended June 30, 2006. The tax benefit was largely attributable to an $8.7 million reduction in the deferred tax asset valuation allowance. This reduction is primarily the result of the reversal of a substantial portion of the previously-established deferred tax asset valuation allowance, as management determined that it is more likely than not that the deferred tax asset will be recognized. In addition, pre-tax income decreased by $8.2 million to $14.8 million at June 30, 2007 from $23.0 million at June 30, 2006.

Management of Market Risk

Qualitative Analysis.  We believe our most significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., forward loan commitments); the effect of loan prepayments, deposits and withdrawals; the difference in the behavior of lending and funding rates arising from the uses of different indices; and “yield curve risk” arising from changing interest rate relationships across the spectrum of the Company’s financial instruments. Besides directly affecting our net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and loan modifications, the carrying value of securities classified as available for sale and the mix and flow of deposits.

The general objective of our interest rate risk management is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Interest Rate Risk Committee, which consists of senior management, evaluates the interest rate risk inherent in the Company’s assets, liabilities and commitments, our operating environment and capital and liquidity requirements and modifies our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Interest Rate Risk Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our assets, liabilities and equity.

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and adjustable- rate first mortgages. At June 30, 2008, approximately 41% of our residential portfolio was in adjustable rate products, while 59% was in fixed rate products. Our adjustable rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans and variable-rate construction loans. We retain two independent, nationally recognized consulting firms who specialize in asset and liability management to generate our quarterly interest rate risk reports. The consulting firms utilize financial modeling and simulation techniques based on data and assumptions provided by the Company. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment speeds, reinvestment rates and deposit decay rates as well as how other embedded options inherently found in financial instruments are affected by changes in market interest rates. The Company reviews and validates these assumptions at least quarterly or more frequently if economic or other conditions change.

The economic value of equity analysis estimates the change in net portfolio value (“NPV”) given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. NPV is the discounted present value of projected cash flows from assets, liabilities, and off-balance sheet contracts. The net interest income analysis estimates the change in net interest income given a gradual and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment over a twelve month period.

Quantitative Analysis.  The table below sets forth, as of June 30, 2008, the estimated changes in the Company’s NPV and the Company’s net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The table below reflects the changes in an up 200 basis point environment and a down 100 basis point environment. The down 200 basis point environment is not meaningful given the current interest rate environment and therefore is not included.

				Net Interest Income
Change in	Net Portfolio Value(2)			Estimated Net	Increase (Decrease) in Estimated Net Interest
Interest Rates	Estimated	Estimated Increase (Decrease)		Interest	Income
(Basis Points)(1)	NPV	Amount	Percent	Income(3)	Amount	Percent
	(Dollars in thousands)

+ 200bp	$437,812	$(316,381)	(41.9)%	$140,772	$(12,285)	(8.0)%
0bp	754,193	—	—	153,057	—	—
−100bp	860,824	106,631	14.1%	158,295	5,238	3.4%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at June 30, 2008, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 41.9% decrease in NPV and a $12.3 million, or 8.0%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 14.1% increase in NPV and a $5.2 million, or 3.4%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

Although we are confident of the accuracy of the results, certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. The NPV and net interest income table presented above assumes the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data does not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve and does not consider varying shapes and slopes of yield curves or varying product spread changes. Accordingly, although the NPV and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our NPV and net interest income.

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

Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans were $599.5 million for the year ended June 30, 2008 and $415.9 million for the year ended June 30, 2007. Principal repayments on securities were $402.1 million and $425.0 million for the years ended June 30, 2008 and 2007, respectively. Additionally, we received proceeds from the sale of securities of $250,000 and $187.7 million for the years ended June 30, 2008 and 2007, respectively.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $23.7 million during the year ended June 30, 2008 and $16.0 million during the year ended June 30, 2007. We experienced a net increase in total deposits of $202.1 million for the year ended June 30, 2008 and a net increase of $348.8 million for the year ended June 30, 2007. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.

Our net borrowings increased $524.9 million, or 50.5%, to $1.56 billion at June 30, 2008 from $1.04 billion at June 30, 2007. The increase in borrowings was largely to fund the Company’s loan growth for the same period. We were able to take advantage of several opportunities to purchase high quality residential loans at favorable prices on a “bulk purchase” basis. The “bulk loan purchases” were mostly funded by longer term wholesale borrowings because of the lower rates available in the wholesale markets. Using longer term borrowings to fund mortgage loans helps mitigating the Company’s exposure to interest rate risk.

Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the fiscal year 2008, we originated $657.5 million of loans, purchased $996.3 million of loans and purchased $24.5 million of securities. In fiscal year 2007, we originated $382.7 million of loans, purchased $665.2 million of loans, and purchased $69.1 million of securities. In addition, we utilized $60.1 million and $96.7 million for the years ended June 30, 2008 and 2007, respectively, to repurchase shares of our common stock under our stock repurchase plans.

At June 30, 2008, we had $551.2 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $271.2 million in unused home equity and overdraft lines of credit, and undisbursed construction loans. Certificates of deposit due within one year of June 30, 2008 totaled $2.66 billion, or 67.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $22.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $203.0 million at June 30, 2008. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At June 30, 2008, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB and other institutions totaling $300.0 million, of which $88.0 million was outstanding under the overnight line of credit and no balances were outstanding under the one month line. The lines of credit are priced at federal funds rate plus a spread (generally between 10 and 15 basis points) and re-price daily.

Investors Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, Investors Savings Bank exceeded all regulatory capital requirements. Investors Savings Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to	Three to	More than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)

Other borrowed funds	$138,000	$115,000	$260,583	$50,000	$563,583
Repurchase agreements	195,000	610,000	195,000	—	1,000,000
Operating leases	3,957	8,165	7,880	17,187	37,189

Total	$336,957	$733,165	$463,463	$67,187	$1,600,772

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and requires various additional fair value disclosures, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on the Company’s consolidated financial statements. The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company did not elect early adoption and therefore adopted the standard as of July 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at July 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In June 2007, the EITF issued EITF 06-11 which provides guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). EITF 06-11 is effective for the tax benefits of dividends declared in fiscal years after December 15, 2007. The Company does not expect that the adoption of EITF 06-11 will have a material impact on its consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements.

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

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Kevin Cummings, our President and Chief Executive Officer, and Thomas F. Splaine, Jr., our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

(c) Management report on internal control over financial reporting.

The management of Investors Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Investors Bancorp’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Investors Bancorp; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Investors Bancorp’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. This report appears on page 64.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “— Who Our Directors Are,” “— Our Directors Backgrounds,” “— Nominees for Election as Directors,” “— Continuing Directors,” ‘‘— Meetings of the Board of Directors and Its Committees,” “— Executive Officers,” “— Director Compensation,” “— Executive Officer Compensation,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on October 28, 2008 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the headings “Election of Directors-Director Compensation,” “— Executive Officer Compensation,” “— Summary Compensation Table,” “Employment Agreements,” “Change of Control Agreements,” and “Benefit Plans” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on October 28, 2008 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on October 28, 2008 and is incorporated herein by reference. Information regarding equity compensation plans is presented in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be held on October 28, 2008, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on October 28, 2008 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in Investors Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on October 28, 2008 and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:

We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 19, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Short Hills, New Jersey
August 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:

We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiary (the Company) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Investors Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated August 19, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Short Hills, New Jersey
August 19, 2008

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2008 and 2007

	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$22,823	35,582
Securities available-for-sale, at estimated fair value (notes 5 and 11)	203,032	257,939
Securities held-to-maturity, net (estimated fair value of $1,198,053 and $1,531,876 at June 30, 2008 and June 30, 2007, respectively) (notes 4 and 11)	1,255,054	1,578,922
Loans receivable, net (note 6)	4,670,150	3,624,998
Loans held-for-sale	9,814	3,410
Stock in the Federal Home Loan Bank	60,935	34,069
Accrued interest receivable (note 7)	27,716	24,818
Office properties and equipment, net (note 9)	29,710	28,652
Net deferred tax asset (note 12)	40,702	40,144
Bank owned life insurance (note 1)	96,170	92,198
Other assets	3,036	1,294

	$6,419,142	5,722,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 10)	$3,970,275	3,768,188
Borrowed funds (note 11)	1,563,583	1,038,710
Advance payments by borrowers for taxes and insurance	21,829	18,062
Other liabilities	34,917	38,207

Total liabilities	5,590,604	4,863,167

Stockholders’ equity (notes 3 and 16):
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 109,010,756 and 113,213,544 outstanding at June 30, 2008 and June 30, 2007, respectively	532	532
Additional paid-in capital	514,613	506,026
Retained earnings	486,244	470,205
Treasury stock, at cost; 9,009,524 and 4,806,736 shares at June 30, 2008 and June 30, 2007, respectively	(128,977)	(70,973)
Unallocated common stock held by the employee stock ownership plan	(37,578)	(38,996)
Accumulated other comprehensive loss	(6,296)	(7,935)

Total stockholders’ equity	828,538	858,859

Commitments and contingencies (notes 8 and 14)

Total liabilities and stockholders’ equity	$6,419,142	5,722,026

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)

Interest and dividend income:
Loans receivable and loans held-for-sale	$229,634	182,996	128,603
Securities:
Government-sponsored enterprise obligations	4,662	5,851	7,366
Mortgage-backed securities	62,919	80,712	100,210
Equity securities available-for-sale	287	1,786	2,230
Municipal bonds and other debt	10,935	9,967	6,805
Interest-bearing deposits	974	993	3,241
Repurchase agreements	162	—	613
Federal Home Loan Bank stock	3,234	2,918	2,982

Total interest and dividend income	312,807	285,223	252,050

Interest expense:
Deposits (note 10)	152,745	140,136	98,376
Secured borrowings	54,950	55,127	45,218

Total interest expense	207,695	195,263	143,594

Net interest income	105,112	89,960	108,456
Provision for loan losses (note 6)	6,646	729	600

Net interest income after provision for loan losses	98,466	89,231	107,856

Non-interest income:
Fees and service charges	3,022	2,762	2,659
Income on bank owned life insurance (note 1)	3,972	3,749	2,824
Gain on sales of mortgage loans, net	605	244	289
(Loss) gain on securities, net (notes 4 and 5)	(682)	(3,790)	5
Other income	456	210	195

Total non-interest income	7,373	3,175	5,972

Non-interest expenses:
Compensation and benefits (note 13)	53,886	51,221	44,570
Advertising and promotional expense	2,736	3,310	2,567
Office occupancy and equipment expense (notes 9 and 14)	10,888	10,470	10,794
Federal deposit insurance premiums	445	451	487
Stationery, printing, supplies and telephone	1,869	1,688	1,875
Professional fees	2,008	2,094	1,896
Data processing service fees	4,730	4,315	4,013
Contribution to charitable foundation (note 3)	—	—	20,651
Other operating expenses	4,218	4,068	4,024

Total non-interest expenses	80,780	77,617	90,877

Income before income tax expense (benefit)	25,059	14,789	22,951
Income tax expense (benefit) (note 12)	9,030	(7,477)	7,610

Net income	$16,029	22,266	15,341

Earnings per share — basic and diluted (fiscal 2008 and 2007 represent a full year, fiscal 2006 represents the period from October 11, 2005 to June 30, 2006) (note 19)	$0.15	0.20	0.07
Weighted average shares outstanding
Basic	105,447,910	111,730,234	113,885,545
Diluted	105,601,764	112,012,064	113,885,545

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2008, 2007 and 2006

					Unallocated
					Common	Accumulated
		Additional			Stock	Other	Total
	Common	Paid-in	Retained	Treasury	Held by	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	ESOP	Loss	Equity
	(In thousands)

Balance at June 30, 2005	$—	35	427,346	—	—	(3,677)	423,704
Comprehensive income:
Net income	—	—	15,341	—	—	—	15,341
Change in minimum pension liability, net of tax expense of $490	—	—	—	—	—	733	733
Unrealized loss on securities available-for-sale, net of tax benefit of $5,802	—	—	—	—	—	(8,542)	(8,542)

Total comprehensive income							7,532

Sale of 53,175,907 shares of common stock in the initial public offering and issuance of 64,844,373 shares to mutual holding company	532	524,642	—	—	—	—	525,174
Purchase of common stock by the ESOP	—	—	—	—	(42,541)	—	(42,541)
ESOP shares allocated or committed to be released	—	295	—	—	2,127	—	2,422

Balance at June 30, 2006	$532	524,972	442,687	—	(40,414)	(11,486)	916,291
Comprehensive income:
Net income	—	—	22,266	—	—	—	22,266
Change in minimum pension liability, net of tax expense of $245	—	—	—	—	—	368	368
Unrealized gain on securities available-for-sale, net of tax expense of $3,273	—	—	—	—	—	5,068	5,068
Reclassification adjustment for losses included in net income, net of tax benefit of $1,347	—	—	—	—	—	2,075	2,075

Total comprehensive income							29,777

Cummulative effect of change in accounting for bank owned life insurance	—	—	5,564	—	—	—	5,564
Purchase of treasury stock (6,473,695 shares)	—	—	—	(96,706)	—	—	(96,706)
Treasury stock allocated to restricted stock plan	—	(25,421)	(312)	25,733	—	—	—
Funded status of postretirement plans upon adoption of SFAS No. 158, net of tax benefit of $2,638	—	—	—	—	—	(3,960)	(3,960)
Compensation cost for stock options and restricted stock	—	5,821	—	—	—	—	5,821
ESOP shares allocated or committed to be released	—	654	—	—	1,418	—	2,072

Balance at June 30, 2007	$532	506,026	470,205	(70,973)	(38,996)	(7,935)	858,859
Comprehensive income:
Net income	—	—	16,029	—	—	—	16,029
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $891	—	—	—	—	—	1,337	1,337
Change in funded status of retirement obligations, net of tax benefit of $107	—	—	—	—	—	(169)	(169)
Unrealized loss on securities available-for-sale, net of tax expense of $260	—	—	—	—	—	(208)	(208)
Reclassification adjustment for losses included in net income	—	—	—	—	—	679	679

Total comprehensive income							17,668

Cummulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (4,339,530 shares)	—	—	—	(60,124)	—	—	(60,124)
Treasury stock allocated to restricted stock plan	—	(1,830)	(290)	2,120	—	—	—
Compensation cost for stock options and restricted stock	—	9,814	—	—	—	—	9,814
ESOP shares allocated or committed to be released	—	603	—	—	1,418	—	2,021

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended June 30, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$16,029	22,266	15,341
Adjustments to reconcile net income to net cash provided by operating activities:
Contribution of stock to charitable foundation	—	—	15,488
ESOP and stock-based compensation expense	11,835	7,893	2,422
Amortization of premiums and accretion of discounts on securities, net	993	1,552	1,441
Amortization of premiums and accretion of fees and costs on loans, net	2,389	1,881	2,076
Provision for loan losses	6,646	729	600
Depreciation and amortization of office properties and equipment	2,760	2,937	3,041
Loss (gain) on securities, net	682	3,790	(5)
Mortgage loans originated for sale	(139,487)	(41,887)	(28,355)
Proceeds from mortgage loan sales	133,688	39,934	31,082
Gain on sales of mortgage loans, net	(605)	(244)	(289)
Income on bank owned life insurance	(3,972)	(3,749)	(2,824)
Increase in accrued interest receivable	(2,898)	(3,247)	(2,790)
Deferred tax benefit	(1,602)	(14,016)	(9,798)
(Increase) decrease in other assets	(1,742)	(236)	706
(Decrease) increase in other liabilities	(1,038)	(1,580)	14,241

Total adjustments	7,649	(6,243)	27,036

Net cash provided by operating activities	23,678	16,023	42,377

Cash flows from investing activities:
Purchases of loans receivable	(996,320)	(665,166)	(834,815)
Net (originations) repayments of loans receivable	(58,005)	32,788	(135,184)
Net proceeds from sale of foreclosed real estate	138	—	—
Purchases of mortgage-backed securities held-to-maturity	—	(22,696)	(64,356)
Purchases of debt securities held-to-maturity	(23,118)	(46,362)	(346,005)
Purchases of other investments available-for-sale	(1,400)	—	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	247,018	290,649	472,797
Proceeds from calls/maturities on debt securities held-to-maturity	98,876	10,137	229,495
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	56,205	89,170	130,760
Proceeds from sales of mortgage-backed securities held-to-maturity	—	22,942	—
Proceeds from sales of mortgage-backed securities available-for-sale	—	161,112	—
Proceeds from sales of equity securities available-for-sale	250	3,681	—
Proceeds from call of equity securities available-for-sale	—	35,000	—
Proceeds from redemptions of Federal Home Loan Bank stock	35,208	48,908	88,673
Purchases of Federal Home Loan Bank stock	(62,074)	(36,651)	(73,185)
Purchases of office properties and equipment	(3,818)	(2,098)	(1,322)
Purchase of bank owned life insurance	—	(282)	—

Net cash used in investing activities	(707,040)	(78,868)	(533,142)

Cash flows from financing activities:
Net increase in deposits	202,087	348,827	46,075
Net proceeds from sale of common stock	—	—	509,686
Loan to ESOP for purchase of common stock	—	—	(42,541)
Net (decrease) increase in funds borrowed under short-term repurchase agreements	(135,000)	(165,000)	325,000
Proceeds from funds borrowed under other repurchase agreements	640,000	360,000	475,000
Repayments of funds borrowed under other repurchase agreements	(210,000)	(585,000)	(930,000)
Net increase in other borrowings	229,873	182,970	61,971
Net increase in advance payments by borrowers for taxes and insurance	3,767	2,354	4,506
Purchase of treasury stock	(60,124)	(96,706)	—

Net cash provided by financing activities	670,603	47,445	449,697

Net decrease in cash and cash equivalents	(12,759)	(15,400)	(41,068)
Cash and cash equivalents at beginning of year	35,582	50,982	92,050

Cash and cash equivalents at end of year	$22,823	35,582	50,982

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$138	—	—
Cash paid during the year for:
Interest	205,660	196,170	144,296
Income taxes	9,217	9,662	9,404

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006

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

In January 1997, the Bank completed a Plan of Mutual Holding Company Reorganization, utilizing the multi-tier mutual holding company structure. In a series of steps, the Bank formed a Delaware-chartered stock corporation (Investors Bancorp, Inc.) which owned 100% of the common stock of the Bank and formed a New Jersey-chartered mutual holding company (Investors Bancorp, MHC) which initially owned all of the common stock of Investors Bancorp, Inc. On October 11, 2005, Investors Bancorp, Inc. completed an initial public stock offering. See Note 3.

On June 6, 2008, the Company completed its merger of Summit Federal Bankshares, Inc. (Summit Federal). This transaction involved the combination of mutual enterprises and, therefore, was accounted for as a pooling of interests. All financial information has been restated to include amounts for Summit Federal, based on historical costs, for all periods presented.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting periods. The determination of the allowance for loan losses, judgment regarding securities impairment and the valuation of mortgage servicing rights are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters.

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

(b)	Cash Equivalents

Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions.

(c)	Securities

Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase.

If management has the positive intent and the Company has the ability to hold debt and mortgage-backed securities until maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are debt and mortgage-backed securities which the Company may sell prior to maturity, and all marketable equity

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

securities. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Realized gains and losses are recognized when securities are sold or called using the specific identification method. The fair values of these securities are estimated based on market values provided by an independent pricing service, where prices are available. If a quoted market price was not available, the fair value was estimated using quoted market values of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

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

(d)	Loans Receivable, Net

Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on purchased loans and net loan origination fees and costs are deferred and amortized to interest income over the life of the loan as an adjustment to yield. Loans held-for-sale are recorded at the lower of cost or fair value in the aggregate.

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

A loan is considered delinquent when we have not received a payment within 30 days of its contractual due date. The accrual of income on loans is generally discontinued when interest or principal payments are 90 days in arrears or when the timely collection of such income is doubtful. Loans on which the accrual of income has been discontinued are designated as non-accrual loans and outstanding interest previously credited is reversed. Interest income on non-accrual loans and impaired loans is recognized in the period collected unless the ultimate collection of principal is considered doubtful. A loan is returned to accrual status when all amounts due have been received and the remaining principal is deemed collectible. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. During the year ended June 30, 2008, the Company changed the population of loans that it considers in its impairment analysis to include commercial real estate, multi-family and construction loans with an outstanding balance greater than $3.0 million and all loans in these categories that are on non-accrual status. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively. Such

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.

(e)	Office Properties and Equipment, Net

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

(f)	Real Estate Owned

Real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. Such assets are carried at the lower of cost or fair value, less estimated cost to sell, based on independent appraisals.

(g)	Bank Owned Life Insurance

Effective July 1, 2006, we adopted Emerging Issues Task Force, (“EITF”), Issue No. 06-05, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-4.” Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial condition should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. Upon adoption of EITF Issue No. 06-05, the Company recorded an asset of $5.6 million for the guaranteed deferred acquisition costs (DAC) and claims stabilization reserve (CSR) balances through a cumulative effect adjustment to retained earnings due to a change in accounting principle.

Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $90.2 million at June 30, 2008 and $86.0 million at June 30, 2007, claims stabilization reserve of $4.7 million at June 30, 2008 and $4.7 million at June 30, 2007 and deferred acquisition costs of $1.2 million at June 30, 2008 and $1.5 million at June 30, 2007. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at June 30, 2008 and 2007.

(h)	Mortgage Servicing Rights

The Company recognizes as a separate asset the rights to service mortgage loans, whether those rights are acquired through purchase or loan origination activities. Mortgage servicing rights (MSR) are amortized in proportion to and over the estimated period of net servicing income. The estimated fair value of MSR is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates. Impairment of the MSR is assessed on the fair value of those rights with any impairment recognized as a component of loan servicing fee income.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(i)	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB), is required to hold shares of capital stock of the FHLB based on a specified formula. The stock is carried at cost, less any impairment.

(j)	Borrowed Funds

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

(k)	Income Taxes

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

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the July 1, 2007, balance of retained earnings as a result of our adoption of FIN 48. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

(l)	Employee Benefits

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The Company also provided (i) postretirement health care benefits to retired employees hired prior to April 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. During the year ended June 30, 2008, the Company curtailed the benefits to current employees and settled its obligations to retired employees related to the postretirement benefit plan and recognized a pre-tax gain of $2.3 million as a reduction of compensation and fringe benefits expense in the consolidated statements of income.

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

The employee stock ownership plan (ESOP) is accounted for in accordance with the provisions of Statement of Position No. 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants.

The Company’s equity incentive plan is accounted for in accordance with SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock based awards issued to employees. Compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.

(m)	Earnings Per Share

Basic earnings per common share, or EPS, are computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock and unallocated shares held by the Employee Stock Ownership Plan, or ESOP. For EPS calculations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of all dilutive potential common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(n)	Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2007 and 2006 to conform to the classification presented in 2008.

(2)	Merger

On June 6, 2008, Investors Bancorp, MHC, the Company’s New Jersey chartered mutual holding Company, completed its merger of Summit Federal Bankshares, MHC, a federally chartered mutual holding company. The merger was a combination of mutual enterprises and therefore was accounted for using the pooling-of-interests method. Investors MHC then transferred all of the assets, liabilities and equity from Summit Federal and Summit Federal Savings Bank to Investors Bancorp and Investors Savings Bank at historical cost as the transactions represent transfers between entities under common control. All financial information has been restated to include amounts for Summit Federal for all periods presented. At the merger date, Summit Federal operated five branches in Union, Middlesex, Hunterdon and Warren counties, New Jersey and had assets of $110.1 million, deposits of $95.0 million and equity of $14.0 million. The effect of the merger on the Company’s consolidated financial condition and results of operations was immaterial.

In connection with the merger, the Company, as required by the Office of Thrift Supervision (OTS), issued 1,744,592 additional shares of its common stock to the MHC. This was based on the pro forma market value of $25.0 million for Summit Federal and the average closing price of a share of the Company’s common stock, as reported on the NASDAQ Stock Market, for 20 consecutive trading days ending on June 4, 2008.

(3)	Stock Transactions

Stock Offering

The Company completed its initial public stock offering on October 11, 2005 selling 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Savings Bank Employee Stock Ownership Plan. Upon completion of the initial public offering, Investors Bancorp, MHC, a New Jersey chartered mutual holding company held 64,844,373 shares, or 54.94% of the Company’s outstanding common stock (shares restated to include the shares issued in the Summit Federal merger). Additionally, the Company contributed $5.2 million in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to Investors Savings Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million. Net proceeds from the initial offering were $509.7 million. The Company contributed $255.0 million of the net proceeds to the Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.

Stock Repurchase Programs

In September 2006, the Company announced that its Board of Directors authorized a stock repurchase plan to acquire up to 10% of its publicly-held outstanding shares of common stock, or 5,317,590 shares, commencing October 12, 2006. At its April 2007 meeting, the Board of Directors approved a second stock repurchase program which authorized the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,785,831 shares and at its January 2008 meeting, the Board of Directors approved a third share repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. Under the stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. During the year ended June 30, 2008, the Company purchased 4,339,530 shares at a cost of $60.1 million, or approximately $13.85 per share. Of the shares purchased through June 30, 2008, 1,803,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use. At June 30, 2008, there are 3,597,444 shares yet to be purchased under the current plan.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(4)	Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held-to-maturity are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities:
Government-sponsored enterprises	$46,703	443	94	47,052
Municipal bonds	10,574	212	13	10,773
Corporate and other debt securities	178,669	—	43,142	135,527

	235,946	655	43,249	193,352

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	551,708	1,307	8,181	544,834
Federal National Mortgage Association	354,493	1,139	4,629	351,003
Government National Mortgage Association	5,052	270	—	5,322
Federal housing authorities	2,849	228	—	3,077
Non-agency securities	105,006	—	4,541	100,465

	1,019,108	2,944	17,351	1,004,701

Total securities held-to-maturity	$1,255,054	3,599	60,600	1,198,053

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities:
Government-sponsored enterprises	$131,900	8	4,538	127,370
Municipal bonds	14,048	207	19	14,236
Corporate and other debt securities	166,074	592	769	165,897

	312,022	807	5,326	307,503

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	684,839	529	24,890	660,478
Federal National Mortgage Association	444,689	778	14,744	430,723
Government National Mortgage Association	6,061	175	1	6,235
Federal housing authorities	3,027	224	—	3,251
Non-agency securities	128,284	39	4,637	123,686

	1,266,900	1,745	44,272	1,224,373

Total securities held-to-maturity	$1,578,922	2,552	49,598	1,531,876

There were no sales from the held-to-maturity portfolio during the year ended June 30, 2008; however the Company realized an $18,000 gain on the call of debt securities. During the year ended June 30, 2007, proceeds from sales of securities from the held-to-maturity portfolio were $22.9 million resulting in gross realized losses of

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

$364,000. The Company also realized a $4,000 loss on the call of a debt security. There were no sales from the held-to-maturity portfolio during the year ended June 30, 2006; however the Company realized a $5,000 gain on the call of a debt security. The held-to-maturity securities sold in fiscal 2007 represented mortgage-backed securities for which principal payments had been received in an amount greater than 85% of the securities’ original amortized cost. Accordingly, these sales do not call into question the Company’s intent to hold to maturity other securities classified as held-to-maturity.

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of debt securities at June 30, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2008
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$—	—
Due after one year through five years	45,885	46,305
Due after five years through ten years	6,262	6,287
Due after ten years	183,799	140,760

Total	$235,946	193,352

A portion of the Company’s securities are pledged to secure borrowings. See Note 11 for additional information.

Gross unrealized losses on securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 and 2007, were as follows:

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities:
Government-sponsored enterprises	$14,906	94	—	—	14,906	94
Municipal bonds	1,341	13	—	—	1,341	13
Corporate and other debt securities	105,855	32,316	29,672	10,826	135,527	43,142

	122,102	32,423	29,672	10,826	151,774	43,249

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	228,833	3,428	157,496	4,753	386,329	8,181
Federal National Mortgage Association	180,992	1,978	94,077	2,651	275,069	4,629
Non-agency securities	51,314	1,778	49,151	2,763	100,465	4,541

	461,139	7,184	300,724	10,167	761,863	17,351

Total	$583,241	39,607	330,396	20,993	913,637	60,600

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities:
Government-sponsored enterprises	$—	—	126,582	4,538	126,582	4,538
Municipal bonds	—	—	1,474	19	1,474	19
Corporate and other debt securities	44,160	528	9,891	241	54,051	769

	44,160	528	137,947	4,798	182,107	5,326

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	31,288	419	581,942	24,471	613,230	24,890
Federal National Mortgage Association	54,970	1,012	339,181	13,732	394,151	14,744
Government National Mortgage Association	581	1	—	—	581	1
Non-agency securities	—	—	115,141	4,637	115,141	4,637

	86,839	1,432	1,036,264	42,840	1,123,103	44,272

Total	$130,999	1,960	1,174,211	47,638	1,305,210	49,598

The unrealized losses on investments in debt securities were primarily attributable to increases in market interest rates and credit spreads subsequent to purchase and the current illiquidity in the capital markets. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. The Company has the ability and intent to hold these investments to maturity.

At June 30, 2008, our corporate and other debt securities portfolio had an amortized cost of $178.7 million and had a fair value of $135.5 million. This portfolio consists of investment grade trust preferred securities, principally issued by banks, of which $13.1 million and $165.6 million had a Fitch rating of AAA and A, respectively. The Fitch rating agency has recently placed 16 of these securities with an amortized cost of $89.8 million and a fair value of $67.9 million on negative credit watch, while they evaluate the current rating for possible downgrade. These securities had a weighted average maturity of twenty-seven years and have interest rates that reset quarterly in relation to the 3 month Libor rate. These securities have been classified in the held-to-maturity portfolio since their purchase and are performing in accordance with contractual terms. The Company has the ability and intent to hold these securities until maturity. At June 30, 2008, all of these securities have projected cash flows in excess of future contractual principal and interest payments. In the event these securities are downgraded below investment grade (BBB) or the projected cash flows are not adequate to meet contractual obligations, the Company will further evaluate them for other-than-temporary impairment at that time. The Company concluded that the declines in market values for these securities were temporary declines at June 30, 2008 and, accordingly, impairment losses were not recognized.

The unrealized losses on investments in the remaining mortgage-backed securities were attributable to increases in market interest rates subsequent to purchase. The contractual cash flows of 86.8%, or an estimated fair value of $661.4 million, of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set in the investment policy of the Company. At June 30, 2008, our non-agency mortgage-backed securities are comprised of AAA rated private label mortgage-backed securities with a fair value of $100.5 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. It is

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

expected that the securities would not be settled at a price less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments to maturity, these investments are not considered other-than-temporarily impaired.

(5)	Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Equity securities	$6,655	—	141	6,514

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$51,256	182	241	51,197
Federal National Mortgage Association	49,393	174	203	49,364
Non-agency securities	101,555	6	5,604	95,957

Total securities available-for-sale	$208,859	362	6,189	203,032

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Equity securities	$6,205	—	236	5,969

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$68,635	15	1,427	67,223
Federal National Mortgage Association	70,059	162	1,365	68,856
Non-agency securities	119,598	—	3,707	115,891

Total securities available-for-sale	$264,497	177	6,735	257,939

During the year ended June 30, 2008, proceeds from sales of securities from the available-for-sale portfolio were $250,000 resulting in gross realized losses of $27,000. During the year ended June 30, 2007, proceeds from sales of securities from the available-for-sale portfolio were $164.8 million resulting in gross realized losses of $3.4 million. There were no sales from the securities available-for-sale portfolio during the year ended June 30, 2006.

As part of the merger with Summit Federal, the Company acquired a $6.0 million mutual fund investment which was deemed other-than-temporarily impaired. The Company recorded a non-cash impairment charge to earnings of $651,000 reducing the Company’s cost basis to $5.3 million at June 30, 2008. In June 2008, the Company began liquidating this position, however, the asset manager of the fund is limiting an Investor’s cash redemptions to $250,000 during a ninety-day period.

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Gross unrealized losses on securities available-for-sale and the estimated fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 and 2007, were as follows:

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Equity securities	$1,238	141	—	—	1,238	141
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	24,517	241	—	—	24,517	241
Federal National Mortgage Association	25,622	203	—	—	25,622	203
Non-agency securities	63,155	3,946	30,428	1,658	93,583	5,604

Total	$114,532	4,531	30,428	1,658	144,960	6,189

	June 30, 2007
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Equity securities	$—	—	5,969	236	5,969	236
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	50,031	1,427	50,031	1,427
Federal National Mortgage Association	—	—	49,858	1,365	49,858	1,365
Non-agency securities	—	—	115,891	3,707	115,891	3,707

Total	$—	—	221,749	6,735	221,749	6,735

The unrealized losses on investments in mortgage-backed securities were attributed to increases in market interest rates subsequent purchase. The contractual cash flows of 34.9%, or an estimated fair value of $50.1 million, of these securities are guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises). Securities not guaranteed by these entities comply with the investment and credit standards set forth in the investment policy of the Company. Our non-agency mortgage-backed securities are comprised of AAA rated private label mortgage backed securities with a fair value of $96.0 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Since the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery (which may occur at or near maturity), these investments are not considered other-than-temporarily impaired.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(6)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	June 30,
	2008	2007
	(In thousands)

Residential mortgage loans:
One-to four-family	$3,989,334	3,159,484
FHA	20,229	22,624
Multi-family and commercial	225,154	109,348
Construction loans	260,177	153,420
Consumer and other loans	168,819	165,444

Total loans	4,663,713	3,610,320

Premiums on purchased loans, net	22,622	23,587
Deferred loan fees, net	(2,620)	(1,958)
Allowance for loan losses	(13,565)	(6,951)

	$4,670,150	3,624,998

A substantial portion of the Company’s loans are secured by real estate located in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. See Note 8 for further discussion of concentration of credit risk.

An analysis of the allowance for loan losses is as follows:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)

Balance at beginning of year	$6,951	6,369	5,723

Loans charged off	(33)	(151)	(153)
Recoveries	1	4	199

Net charge-offs	(32)	(147)	46
Provision for loan losses	6,646	729	600

Balance at end of year	$13,565	6,951	6,369

Included in loans receivable were non-accrual loans totaling $19.4 million at June 30, 2008 and $5.1 million at June 30, 2007. The total amount of interest income received on non-accrual loans outstanding and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms were immaterial for each year presented. The Company is not committed to lend additional funds to borrowers with loans on non-accrual status.

At June 30, 2008 and 2007, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $11.0 million and $1.5 million respectively, with allocations of the allowance for loan losses of $1.5 million and $0, respectively. Interest income received and recognized on these loans was immaterial for each year presented. The average balance of impaired loans was $2.2 million, $6.8 million and $348,000 during the years ended June 30, 2008, 2007 and 2006, respectively.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

During the year ended June 30, 2008, the Company began selling loans on a servicing-retained basis. Loans serviced for others amounted to $62.6 million at June 30, 2008, all of which relate to residential mortgage loans. At June 30, 2008, the servicing asset, included in other assets, had an estimated fair value of $922,000. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.0%, a weighted average constant prepayment rate on mortgages of 10.3% and a weighted average life of 7.0 years.

(7)	Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	June 30,
	2008	2007
	(In thousands)

Securities	$6,041	8,840
Loans receivable	21,675	15,978

	$27,716	24,818

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

At June 30, 2008, the Company had commitments to originate fixed- and variable-rate loans of approximately $124.7 million and $346.7 million, respectively; commitments to purchase fixed- and variable-rate loans of $21.0 million and $58.7 million, respectively; and unused home equity and overdraft lines of credit, and undisbursed construction loans, totaling approximately $271.2 million. No commitments are included in the accompanying consolidated financial statements. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its rights to borrow under the commitment.

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

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2008 and 2007 was $450.0 million and $287.9 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At June 30, 2008, the Company had commitments of approximately $25.4 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company also had commitments of $35.2 million to sell loans at June 30, 2008. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.

(9)	Office Properties and Equipment, Net

Office properties and equipment are summarized as follows:

	June 30,
	2008	2007
	(In thousands)

Land	$5,702	5,702
Office buildings	14,108	14,212
Leasehold improvements	14,638	13,854
Furniture, fixtures and equipment	18,265	17,738
Construction in process	1,661	1,007

	54,374	52,513
Less accumulated depreciation and amortization	24,664	23,861

	$29,710	28,652

Depreciation and amortization expense for the years ended June 30, 2008, 2007 and 2006 was $2.8 million, $2.9 million and $3.0 million, respectively.

(10)	Deposits

Deposits are summarized as follows:

	June 30,
	2008			2007
	Weighted		%	Weighted		%
	Average		of	Average		of
	Rate	Amount	Total	Rate	Amount	Total
	(Dollars in thousands)

Savings	1.96%	$417,196	10.51%	2.13%	$358,866	9.52%
Checking accounts	1.28	401,100	10.10	2.30	406,231	10.78
Money market deposits	2.06	229,018	5.77	2.37	182,274	4.84

Total transaction accounts	1.72	1,047,314	26.38	2.25	947,371	25.14
Certificates of deposit	3.71	2,922,961	73.62	5.03	2,820,817	74.86

	3.18%	$3,970,275	100.00%	4.33%	$3,768,188	100.00%

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Scheduled maturities of certificates of deposit are as follows:

June 30, 2008
(In thousands)

Within one year	$2,661,152
One to two years	151,424
Two to three years	17,723
Three to four years	64,739
After four years	27,923

$2,922,961

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $877.5 million and $725.5 million as of June 30, 2008 and 2007, respectively.

Interest expense on deposits consists of the following:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)

Savings	$7,718	4,685	3,145
Checking accounts	7,329	7,473	6,088
Money market deposits	5,005	3,596	3,423
Certificates of deposit	132,693	124,382	85,720

	$152,745	140,136	98,376

(11)	Borrowed Funds

Borrowed funds are summarized as follows:

	June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Funds borrowed under repurchase agreements:
FHLB	$560,000	3.87%	$305,000	4.57%
Other brokers	440,000	4.79	400,000	4.94

Total funds borrowed under repurchase agreements	1,000,000	4.27	705,000	4.78
Other borrowed funds:
FHLB advances	563,583	3.50	233,710	5.44
Other brokers	—	—	100,000	5.38

Total other borrowed funds	563,583	3.50	333,710	5.43

Total borrowed funds	$1,563,583	3.99	$1,038,710	4.98

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Borrowed funds had scheduled maturities as follows:

	June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Within one year	$333,000	3.31%	$473,100	5.09%
One to two years	285,000	3.78	165,000	4.66
Two to three years	440,000	4.68	100,000	5.08
Three to four years	225,583	4.04	250,000	5.00
Four to five years	230,000	3.93	50,610	4.77
After five years	50,000	3.86	—	—

Total borrowed funds	$1,563,583	3.99	$1,038,710	4.98

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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	June 30,
	2008	2007
	(In thousands)

Amortized cost of collateral:
Debt securities	$40,120	95,120
Mortgage-backed securities	1,023,408	802,177

Total amortized cost of collateral	$1,063,528	897,297

Fair value of collateral:
Debt securities	$40,423	91,595
Mortgage-backed securities	1,009,985	776,039

Total fair value of collateral	$1,050,408	867,634

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.

During the years ended June 30, 2008 and 2007, the maximum month-end balance of the repurchase agreements was $1.11 billion and $1.10 billion, respectively. The average amount of repurchase agreements outstanding during the years ended June 30, 2008 and 2007 was $999.7 million and $925.3 million, respectively, and the average interest rate was 4.58% and 4.80%, respectively.

At June 30, 2008, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB and other institutions totaling $300.0 million, of which $88.0 million was outstanding under the overnight line and no balances were outstanding under the one month line at June 30, 2008. Both lines of credit are priced at the federal funds rate plus a spread (generally between 10 and 15 basis points) and re-price daily.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(12)	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)

Current tax expense:
Federal	$10,020	5,166	15,963
State	612	1,373	1,445

	10,632	6,539	17,408

Deferred tax (benefit) expense:
Federal	(1,335)	6,565	(9,635)
State	(267)	(20,581)	(163)

	(1,602)	(14,016)	(9,798)

Total income tax expense (benefit)	$9,030	(7,477)	7,610

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)

“Expected” federal income tax expense	$8,770	5,177	8,033
State tax, net	224	(12,486)	834
Bank owned life insurance	(1,391)	(1,293)	(957)
Change in valuation allowance for federal deferred tax assets	281	1,075	—
Dividend received deduction	—	(339)	(447)
ESOP fair market value adjustment	211	229	103
Non-deductible compensation	455	—	—
Other	480	160	44

Total income tax expense (benefit)	$9,030	(7,477)	7,610

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	June 30,
	2008	2007
	(In thousands)

Deferred tax asset:
Employee benefits	$11,621	14,232
Deferred compensation	1,506	641
State net operating loss (NOL) carryforwards	9,882	9,885
Intangible assets	830	1,360
Allowance for loan losses	5,482	2,638
Premises and equipment, differences in depreciation	131	—
Net unrealized loss on securities available-for-sale	2,323	2,582
New Jersey alternative minimum assessment	2,402	2,724
Capital losses on equity securities	2,053	1,732
Contribution to charitable foundation	6,887	7,467
ESOP expense	646	230
Other	1,526	1,079

Gross deferred tax asset	45,289	44,570
Valuation allowance	(4,268)	(3,947)

	41,021	40,623

Deferred tax liability:
Discount accretion	319	366
Premises and equipment, differences in depreciation	—	113

Gross deferred tax liability	319	479

Net deferred tax asset	$40,702	40,144

A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. During the year ended June 30, 2007, the Company performed an assessment of its ability to realize certain deferred tax assets and concluded that, based on current facts and circumstances; a portion of the associated valuation allowance was no longer required. Those facts and circumstances included, but were not limited to, the projected amount of taxable income the Company and its subsidiaries are expected to generate in future years, the Company’s ability to generate capital gains, and the decision to discontinue the operations of the Company’s Real Estate Investment Trust’s (REIT) and transfer the REIT’s assets to the Bank due to legislation passed in the State of New Jersey. As a result, the Company recognized a deferred tax benefit of $9.9 million during the year ended June 30, 2007 for the reversal of the previously established deferred tax asset valuation allowance. The reversal included the recognition of tax benefits associated with state net operating loss carry forwards and minimum tax assessment and a portion of the Company’s capital losses related to the sale of equity securities. This benefit was partially offset by an additional valuation allowance established for the contribution to the charitable foundation.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

At both June 30, 2008 and 2007, the Company had State net operating loss carry forwards of approximately $169.0 million. Based upon projections of future taxable income for the periods in which net operating loss carry forwards are available and the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.

A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At June 30, 2008 and 2007, the valuation allowance was $4.3 million and $3.9 million, respectively. The majority of the valuation allowance at both June 30, 2008 and 2007 pertain to the contribution to the charitable foundation and a capital loss on equity securities in fiscal 2005. The increase in valuation allowance is primarily attributable to capital losses incurred and the other-than-temporary impairment charge recorded during the year ended June 30, 2008.

Retained earnings at June 30, 2008 included approximately $40.7 million for which deferred income taxes of approximately $16.6 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Tax positions must meet the more-likely-than-not recognition threshold at the effective date in order for the related tax benefits to be recognized or continue to be recognized upon adoption of FIN 48. As a result of the adoption of FIN 48, the Company recognized a $300,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to the July 1, 2007, balance of retained earnings. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

The Company files income tax returns in the United States federal jurisdiction and in the state of New Jersey jurisdiction. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2002. Currently, the Company is not under examination by any taxing authority.

(13)	Benefit Plans

Defined Benefit Pension Plan

The Company maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company’s required contribution and pension cost was $2.0 million, $2.1 million and $2.8 million in fiscal 2008, 2007 and 2006, respectively. The accrued pension liability was $949,000 and $450,000 at June 30, 2008 and 2007, respectively.

SERP, Directors’ Plan and Other Postretirement Benefits Plan

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

Effective December 31, 2006, the Company limited participation in the Directors’ plan to the current participants and placed a cap on director’s fees for plan purposes at the December 31, 2006 rate.

The Company also provided (i) postretirement health care benefits to retired employees hired prior to April 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. During the year ended June 30, 2008, the Company curtailed the benefits to current employees and settled its obligations to retired employees, recorded as benefits paid, related to the postretirement benefit plan and recognized a pre-tax gain of $2.3 million as a reduction of compensation and fringe benefits expense in the consolidated statements of income.

The following table sets forth information regarding the SERP and the directors’ defined benefit plan, and for the other postretirement benefits plan:

	SERP and Directors’ Plan		Other Benefits
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$16,531	$15,711	$9,148	$8,596
Service cost	456	1,184	45	159
Interest cost	958	898	243	539
Amendment to plan	—	(877)	—	—
Actuarial loss (gain)	1,065	365	(4,532)	173
Benefits paid	(3,148)	(750)	(4,194)	(319)

Benefit obligation at end of year	$15,862	$16,531	$710	$9,148

Funded status	$(15,862)	$(16,531)	$(710)	$(9,148)

The underfunded pension benefits of $15.9 million and $16.5 million and other postretirement benefits of $710,000 and $9.1 million at June 30, 2008 and 2007, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans and other postretirement benefits, on a pre-tax basis, at June 30, 2008 and 2007 are summarized in the following table.

	SERP and Directors’ Plan		Other Benefits
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

Prior service cost	$683	$113	$—	$—
Net obligation	—	—	209	1,607
Net actuarial loss (gain)	2,697	2,918	(157)	739

Total amounts recognized in accumulated other comprehensive loss	$3,380	$3,031	$52	$2,346

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $15.0 million and $16.1 million at June 30, 2008 and 2007, respectively. The measurement date for our SERP, directors’ plan and other postretirement benefits plan is June 30.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The weighted-average actuarial assumptions used in the plan determinations at June 30, 2008 and 2007 were as follows:

	SERP and Directors’ Plan		Other Benefits
	2008	2007	2008	2007

Discount rate	6.75%	6.25%	6.25%	6.25%
Rate of compensation increase	3.64	5.05	—	—

The components of net periodic benefit cost are as follows:

	SERP and Directors’ Plan			Other Benefits
	Years Ended June 30,			Years Ended June 30,
	2008	2007	2006	2008	2007	2006
	(In thousands)

Service cost	$456	$1,184	$1,381	$45	$159	$196
Interest cost	958	898	801	243	539	497
Amortization of:
Prior service cost	98	19	186	—	—	—
Transition obligation	—	—	—	75	200	201
Net loss (gain)	114	150	325	(9)	—	94

Total net periodic benefit cost	$1,626	$2,251	$2,693	$354	$898	$988

The following are the weighted average assumptions used to determine net periodic benefit cost:

	SERP and
	Directors’ Plan			Other Benefits
	Years Ended June 30,			Years Ended June 30,
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	6.25%	5.25%	6.25%	6.25%	5.25%
Rate of compensation increase	5.05	6.82	7.21	—	—	—

The assumed health care cost trend rate used to measure the expected cost of other postretirement benefits for fiscal 2008 was 7.00%. The rate was assumed to decrease gradually to 5.00% for 2012 and remain at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects on other postretirement benefits:

	1% Increase	1% Decrease
	(In thousands)

Effect on:
Total service and interest cost	$2	$(2)
Postretirement benefit obligations	37	(34)

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten fiscal years are as follows:

	SERP and
	Directors’ Plan	Other Benefits
	(In thousands)

2009	$1,488	$106
2010	1,469	113
2011	1,414	95
2012	1,423	102
2013	1,401	90
2014 through 2018	6,444	245

Summit Federal Benefit Plans

Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At June 30, 2008, the pension plan and SERP plan had an accrued liability of $230,000 and $946,000, respectively. At June 30, 2008, the charges recognized in accumulated other comprehensive loss for the pension plan and the SERP plan were $983,000 and $239,000, respectively. For the years ended June 30, 2008, 2007 and 2006, the expense related to these plans were $140,000, $139,000 and $130,000, respectively. The Company is in the process of evaluating both of these plans.

401(k) Plan

In February 2006, the Company instituted a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended June 30, 2008, 2007 and 2006 were $477,000, 406,000 and $163,000, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at June 30, 2008 was $39.2 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

At June 30, 2008, shares allocated to participants were 425,407 since the plan inception and shares committed to be released were 70,902. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 3,757,763 at June 30, 2008, and had a fair market value of $49.1 million. ESOP compensation expense for the years ended June 30, 2008, 2007 and 2006 was $2.0 million, $2.1 million and $2.4 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounted to $225,000, $186,000 and $274,000 in fiscal 2008, 2007 and 2006, respectively.

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

During the year ended June 30, 2008, the Compensation and Benefits Committee approved the issuance of an additional 136,742 restricted stock awards and 341,851 stock options to the independent directors of the Board. Additionally, during the year ended June 30, 2008, 10,000 stock options were issued to certain officers. The awards were made pursuant to the shareholder approved 2006 Equity Incentive Plan.

SFAS No. 123R also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in fiscal 2008 and 2007. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

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

During the years ended June 30, 2008 and 2007, the Company recorded $9.8 million and $5.8 million, respectively, of share-based compensation expense, comprised of stock option expense of $4.1 million and $2.4 million, respectively, and restricted stock expense of $5.7 million and $3.4 million, respectively. During the year ended June 30, 2007 the Company recorded $5.8 million of share-based expense, comprised of stock option expense of $2.4 million and restricted stock expense of $3.4 million.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the status of the Company’s restricted shares as of June 30, 2008 and changes therein during the year then ended:

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value

Non-vested at June 30, 2007	1,666,959	$15.25
Granted	136,742	13.38
Vested	(333,389)	15.25
Forfeited	—	—

Non-vested at June 30, 2008	1,470,312	$15.08

Expected future compensation expense relating to the non-vested restricted shares at June 30, 2008 is $18.0 million over a weighted average period of 3.5 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended June 30, 2008:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at June 30, 2007	4,437,401	$15.26
Granted	351,851	13.39
Exercised	—	—
Forfeited	(10,000)	15.35

Outstanding at June 30, 2008	4,779,252	$15.12	8.4 years	$—

Exercisable at June 30, 2008	888,280	$15.26	8.4 years	$—

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007

Expected dividend yield	0.91%	0.86%
Expected volatility	21.59%	17.81%
Risk-free interest rate	3.04%	4.58%
Expected option life	6.5 years	6.5 years

The weighted average grant date fair value of options granted during the years ended June 30, 2008 and 2007 was $3.46 and $4.17 per share, respectively. Expected future expense relating to the non-vested options outstanding as of June 30, 2008 is $13.0 million over a weighted average period of 3.5 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2008, the Company was obligated under noncancelable operating leases for premises. Rental expense under these leases aggregated approximately $4.1 million, $3.9 million and $3.9 million for the fiscal years 2008, 2007 and 2006, respectively. The projected minimum rental commitments are as follows:

Year Ending June 30,	Amount
(In thousands)

2009	$3,957
2010	4,058
2011	4,107
2012	4,100
2013	3,780
Thereafter	17,187

$37,189

(15)	Fair Value of Financial Instruments

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

Borrowings

The fair value of borrowings are based on securities dealers’ estimated market values, when available, or estimated using discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Commitments to Extend Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For commitments to originate fixed rate loans, fair value also considers the difference between current levels of interest rates and the committed rates. Due to the short- term nature of our outstanding commitments, the fair values of these commitments are immaterial to our financial condition.

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$22,823	$22,823	$35,582	$35,582
Securities available-for-sale	203,032	203,032	257,939	257,939
Securities held-to-maturity	1,255,054	1,198,053	1,578,922	1,531,876
Stock in FHLB	60,935	60,935	34,069	34,069
Loans	4,679,964	4,640,276	3,628,408	3,479,554
Financial liabilities:
Deposits	3,970,275	3,977,634	3,768,188	3,757,417
Borrowed funds	1,563,583	1,580,064	1,038,710	1,031,764

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2008 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
					To be Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2008:
Total capital (to risk-weighted assets)	$741,028	21.8%	$272,329	8.0%	$340,411	10.0%
Tier I capital (to risk-weighted assets)	727,463	21.4	136,164	4.0	204,247	6.0
Tier I capital (to average assets)	727,463	11.9	243,859	4.0	304,824	5.0

At June 30, 2007, the Bank had total capital of $709.9 million, or 25.2% of risk-weighted assets; Tier I capital of $702.9 million, or 24.9% of risk-weighted assets; and Tier I capital of $702.9 million, or 12.5% of average assets.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(17)	Parent Company Only Financial Statements

The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Savings Bank, using the equity method of accounting.

Balance Sheets

	June 30,
	2008	2007
	(In thousands)

Assets:
Cash and due from bank	$58,397	120,843
Securities available-for-sale, at estimated fair value	1,238	—
Investment in subsidiary	722,137	698,233
ESOP loan receivable	39,159	39,558
Other assets	8,407	9,345

Total Assets	$829,338	867,979

Liabilities and Stockholders’ Equity:
Total liabilities	$800	9,120
Total stockholders’ equity	828,538	858,859

Total Liabilities and Stockholders’ Equity	$829,338	867,979

Statements of Income

	Year Ended June 30,
	2008	2007	2006
	(In thousands)

Income:
Interest on ESOP loan receivable	$3,055	3,082	2,087
Interest on deposit with subsidiary	—	2,929	3,549
Loss on securities transactions	(21)	—	—

	3,034	6,011	5,636
Expenses:
Contribution to charitable foundation	—	—	20,651
Interest expense on stock subscriptions	—	—	711
Other expenses	827	798	350

	827	798	21,712
Income (loss) before income tax expense	2,207	5,213	(16,076)
Income tax expense	893	1,168	346

Income (loss) before undistributed earnings of subsidiary	1,314	4,045	(16,422)
Equity in undistributed earnings of subsidiary	14,715	18,221	31,763

Net income	$16,029	22,266	15,341

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	Year Ended June 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$16,029	22,266	15,341
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiary	(14,715)	(18,221)	(31,763)
Contribution of stock to charitable foundation	—	—	15,488
Loss on securities transactions	21	—	—
Decrease (increase) in other assets	938	(7,494)	(1,851)
(Decrease) increase in other liabilities	(8,320)	8,753	367

Net cash (used in) provided by operating activities	(6,047)	5,304	(2,418)

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	(255,500)
Purchase of investments available-for-sale	(1,400)	—	—
Loan to ESOP	—	—	(42,541)
Principal collected on ESOP loan	399	441	2,542

Net cash (used in) provided by investing activities	(1,001)	441	(295,499)

Cash flows from financing activities:
Proceeds from stock offering, net	—	—	509,686
Proceeds from sale of treasury stock to subsidiary	4,726	—	—
Purchase of treasury stock	(60,124)	(96,706)	—

Net cash (used in) provided by financing activities	(55,398)	(96,706)	509,686

Net (decrease) increase in cash and due from bank	(62,446)	(90,961)	211,769
Cash and due from bank at beginning of year	120,843	211,804	35

Cash and due from bank at end of year	$58,397	120,843	211,804

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2008 and 2007.

	Fiscal 2008 Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income	$76,120	79,071	78,160	79,456
Interest expense	53,856	54,482	51,282	48,075

Net interest income	22,264	24,589	26,878	31,381
Provision for loan losses	199	1,750	997	3,700

Net interest income after provision for loan losses	22,065	22,839	25,881	27,681
Non-interest income	1,662	2,158	2,135	1,418
Non-interest expenses	20,163	19,302	20,634	20,681

Income before income tax expense	3,564	5,695	7,382	8,418
Income tax expense	1,132	2,112	2,847	2,939

Net income	$2,432	3,583	4,535	5,479

Basic and diluted earnings per common share	$0.02	0.03	0.04	0.05

	Fiscal 2007 Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income	$70,466	71,382	70,653	72,722
Interest expense	47,037	49,452	48,127	50,647

Net interest income	23,429	21,930	22,526	22,075
Provision for loan losses	226	101	199	203

Net interest income after provision for loan losses	23,203	21,829	22,327	21,872
Non-interest income	1,649	(2,074)	1,723	1,877
Non-interest expenses	18,116	19,256	20,131	20,114

Income before income tax expense (benefit)	6,736	499	3,919	3,635
Income tax expense (benefit)	2,355	(11,536)	992	712

Net income	$4,381	12,035	2,927	2,923

Basic and diluted earnings per common share	$0.04	0.11	0.03	0.03

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(19)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Years Ended June 30,
	2008			2007
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net income	$16,029			$22,266

Basic earnings per share:
Income available to common stockholders	$16,029	105,447,910	$0.15	$22,266	111,730,234	$0.20

Effect of dilutive common stock equivalents(1)	—	153,854		—	281,830

Diluted earnings per share:
Income available to common stockholders	$16,029	105,601,764	$0.15	$22,266	112,012,064	$0.20

(1)	During the years ended June 30, 2008 and 2007, options to purchase shares of unvested restricted stock of 68,971 and 18,378, respectively, were outstanding, however were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

The Company completed its initial public stock offering on October 11, 2005. No common shares were issued or outstanding prior to that date. Basic and diluted earnings per common share for the period October 11, 2005 to June 30, 2006 was $0.07, calculated using net income of $7.4 million and the weighted average common shares of 113,885,545 for the period. The number of shares for this purpose includes shares held by Investors Bancorp MHC and the Employee Stock Ownership Plan shares previously allocated to participants and shares committed to be released for allocation to participants.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and requires various additional fair value disclosures, but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on the Company’s consolidated financial statements. The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. The Company did not elect early adoption and therefore adopted the standard as of July 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at July 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” SFAS No. 141R applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In June 2007, the EITF issued EITF 06-11 which provides guidance on how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement 123(R). EITF 06-11 is effective for the tax benefits of dividends declared in fiscal years after December 15, 2007. The Company does not expect that the adoption of EITF 06-11 will have a material impact on its consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*
3.2	Bylaws of Investors Bancorp, Inc.*
4	Form of Common Stock Certificate of Investors Bancorp, Inc.*
10.1	Form of Employment Agreement*
10.2	Form of Change in Control Agreement*
10.3	Investors Savings Bank Director Retirement Plan*
10.4	Investors Savings Bank Supplemental ESOP and Retirement Plan*
10.5	Investors Savings Bank Executive Supplemental Retirement Wage Replacement Plan*
10.6	Investors Savings Bank Deferred Directors Fee Plan*
10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*
14	Code of Ethics**
21	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Available on our website www.isbnj.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

By:	/s/ Kevin Cummings
Kevin Cummings
Chief Executive Officer and President
(Principal Executive Officer)
(Duly Authorized Representative)

Date: August 22, 2008

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Chief Executive Officer and President (Principal Executive Officer)	August 22, 2008

/s/ Thomas F. Splaine, Jr. Thomas F. Splaine, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 22, 2008

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	August 22, 2008

/s/ Robert M. Cashill Robert M. Cashill	Director	August 22, 2008

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	August 22, 2008

/s/ Patrick J. Grant Patrick J. Grant	Director, Chairman	August 22, 2008

/s/ John A. Kirkpatrick John A. Kirkpatrick	Director	August 22, 2008

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	August 22, 2008

/s/ Richard Petroski Richard Petroski	Director	August 22, 2008

Signatures	Title	Date

/s/ Joseph H. Shepard III Joseph H. Shepard III	Director	August 22, 2008

/s/ Rose Sigler Rose Sigler	Director	August 22, 2008

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	August 22, 2008