Form 10-Q
period 2008-09-30
Investors Bancorp Inc
filed 2008-11-10
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
Commission file number: 0-51557
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 JFK Parkway, Short Hills, New Jersey 07078
(Address of principal executive offices)
(973) 924-5100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of October 31, 2008 there were 109,101,756 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 59.48% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2008 (Unaudited) and June 30, 2008

	September 30,	June 30,
	2008	2008
	(In thousands)
Assets

Cash and cash equivalents	$20,500	22,823
Securities available-for-sale, at estimated fair value	190,498	203,032
Securities held-to-maturity, net (estimated fair value of $1,118,336 and $1,198,053 at September 30, 2008 and June 30, 2008, respectively)	1,199,443	1,255,054
Loans receivable, net	5,311,500	4,670,150
Loans held-for-sale	20,696	9,814
Stock in the Federal Home Loan Bank	86,450	60,935
Accrued interest receivable	31,686	27,716
Office properties and equipment, net	31,811	29,710
Net deferred tax asset	43,891	40,702
Bank owned life insurance contract	97,183	96,170
Other assets	3,361	3,036

Total assets	$7,037,019	6,419,142

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$4,002,005	3,970,275
Borrowed funds	2,130,576	1,563,583
Advance payments by borrowers for taxes and insurance	23,238	21,829
Other liabilities	44,729	34,917

Total liabilities	6,200,548	5,590,604

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 109,010,756 outstanding at September 30, 2008 and June 30, 2008	532	532
Additional paid-in capital	517,372	514,613
Retained earnings	491,735	486,244
Treasury stock, at cost; 9,009,524 shares at September 30, 2008 and June 30, 2008	(128,977)	(128,977)
Unallocated common stock held by the employee stock ownership plan	(37,223)	(37,578)
Accumulated other comprehensive loss	(6,968)	(6,296)

Total stockholders’ equity	836,471	828,538

Total liabilities and stockholders’ equity	$7,037,019	6,419,142

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended September 30,
	2008	2007
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$70,480	53,472
Securities:
Government-sponsored enterprise obligations	500	1,462
Mortgage-backed securities	13,439	17,133
Equity securities available-for-sale	55	80
Municipal bonds and other debt	2,137	3,096
Interest-bearing deposits	32	281
Federal Home Loan Bank stock	805	596

Total interest and dividend income	87,448	76,120

Interest expense:
Deposits	31,009	39,753
Secured borrowings	17,699	14,103

Total interest expense	48,708	53,856

Net interest income	38,740	22,264
Provision for loan losses	5,000	199

Net interest income after provision for loan losses	33,740	22,065

Non-interest (loss) income:
Fees and service charges	843	755
Income on bank owned life insurance contract	1,013	983
Gain on sales of mortgage loans, net	184	81
Loss on securities transactions, net	(4,366)	(242)
Other income	94	85

Total non-interest (loss) income	(2,232)	1,662

Non-interest expenses:
Compensation and fringe benefits	14,682	13,829
Advertising and promotional expense	805	510
Office occupancy and equipment expense	2,745	2,664
Federal insurance premiums	681	108
Stationery, printing, supplies and telephone	539	430
Legal, audit, accounting, and supervisory examination fees	549	460
Data processing service fees	1,157	1,109
Other operating expenses	1,203	1,053

Total non-interest expenses	22,361	20,163

Income before income tax expense	9,147	3,564

Income tax expense	3,656	1,132

Net income	$5,491	2,432

Earnings per share — basic and diluted	$0.05	0.02
Weighted average shares outstanding
Basic	103,794,369	106,810,092
Diluted	104,092,853	106,981,331
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Three months ended September 30, 2008 and 2007
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
				(In thousands)

Balance at June 30, 2007	$532	506,026	470,205	(70,973)	(38,996)	(7,935)	858,859

Comprehensive income:
Net income	—	—	2,432	—	—	—	2,432
Unrealized gain on securities available-for-sale, net of tax expense of $891	—	—	—	—	—	1,282	1,282
Reclassification adjustment for losses included in net income	—	—	—	—	—	242	242

Total comprehensive income							3,956

Cumulative effect adjustment for uncertainty in income tax FIN-48	—	—	300	—	—	—	300
Purchase of treasury stock (1,395,200 shares)	—	—	—	(18,263)	—	—	(18,263)
Compensation cost for stock options and restricted stock	—	2,361	—	—	—	—	2,361
ESOP shares allocated or committed to be released	—	124	—	—	355	—	479

Balance at September 30, 2007	$532	508,511	472,937	(89,236)	(38,641)	(6,411)	847,692

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538
Comprehensive income:
Net income	—	—	5,491	—	—	—	5,491
Change in funded status of retirement obligations, net of tax benefit of $152	—	—	—	—	—	(231)	(231)
Unrealized loss on securities available-for-sale, net of tax benefit of $453	—	—	—	—	—	(898)	(898)
Reclassification adjustment for losses included in net income	—	—	—	—	—	457	457
Total comprehensive income							4,819

Compensation cost for stock options and restricted stock	—	2,598	—	—	—	—	2,598
ESOP shares allocated or committed to be released	—	161	—	—	355	—	516

Balance at September 30, 2008	$532	517,372	491,735	(128,977)	(37,223)	(6,968)	836,471

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$5,491	2,432
Adjustments to reconcile net income to net cash used in operating activities:
ESOP and stock-based compensation expense	3,114	2,840
Amortization of premiums and accretion of discounts on securities, net	123	320
Amortization of premium and accretion of fees and costs on loans, net	641	441
Provision for loan losses	5,000	199
Depreciation and amortization of office properties and equipment	621	688
Loss on securities, net	4,366	242
Mortgage loans originated for sale	(77,090)	(16,214)
Proceeds from mortgage loan sales	66,392	11,043
Gain on sales of mortgage loans, net	(184)	(81)
Increase in bank owned life insurance contract	(1,013)	(983)
Increase in accrued interest receivable	(3,970)	(2,827)
Deferred tax benefit	(2,584)	(1,433)
Increase in other assets	(325)	(32)
Increase in other liabilities	9,429	2,536

Total adjustments	4,520	(3,261)

Net cash provided by (used in) operating activities	10,011	(829)

Cash flows from investing activities:
Purchases of loans receivable	(563,326)	(234,629)
Net originations of loans receivable	(83,665)	(37,836)
Purchases of debt securities held-to-maturity	—	(10,000)
Purchases of other investments available-for-sale	(100)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	50,362	64,372
Proceeds from calls/maturities on debt securities held-to-maturity	1,177	211
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	11,073	17,096
Proceeds from sale of equity securities available-for-sale	250	—
Proceeds from redemptions of Federal Home Loan Bank stock	13,118	49,857
Purchases of Federal Home Loan Bank stock	(38,633)	(62,074)
Purchases of office properties and equipment	(2,722)	(764)

Net cash used in investing activities	(612,466)	(213,767)

Cash flows from financing activities:

Net increase in deposits	31,730	60,588
Net (decrease) increase in funds borrowed under short-term repurchase agreements	(25,000)	379,500
Proceeds from funds borrowed under other repurchase agreements	—	75,000
Repayments of funds borrowed under other repurchase agreements	(70,000)	(50,000)
Net increase (decrease) in other borrowings	661,993	(233,008)
Net increase in advance payments by borrowers for taxes and insurance	1,409	843
Purchase of treasury stock	—	(18,263)

Net cash provided by financing activities	600,132	214,660

Net (decrease) increase in cash and cash equivalents	(2,323)	64

Cash and cash equivalents at beginning of period	22,823	35,582

Cash and cash equivalents at end of period	$20,500	35,646

Supplemental cash flow information:

Cash paid during the period for:
Interest	46,673	52,596
Income taxes	2,858	343
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1. Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank) (collectively, the Company) and the Bank’s wholly-owned significant subsidiaries, ISB Mortgage Company LLC and ISB Asset Corporation.
On June 6, 2008, the Company completed its merger of Summit Federal Bankshares, Inc. (Summit Federal). This transaction involved the combination of mutual enterprises and, therefore, was accounted for as a pooling of interests. All financial information has been restated to include amounts for Summit Federal, based on historical costs, for all periods presented.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2009.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2008 Annual Report on Form 10-K.
2. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2008			2007
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net Income	$5,491			$2,432

Basic earnings per share:
Income available to common stockholders	$5,491	103,794,369	$0.05	$2,432	106,810,092	$0.02

Effect of dilutive common stock equivalents	—	298,484		—	171,239

Diluted earnings per share:
Income available to common stockholders	$5,491	104,092,853	$0.05	$2,432	106,981,331	$0.02

At September 30, 2008 there were 19,638 anti-dilutive common stock options excluded for the earnings per share calculation. There were no anti-dilutive common stock options at September 30, 2007.

3. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	September 30,	June 30,
	2008	2008
	(In thousands)

Residential mortgage loans	$4,478,915	4,009,563
Multi-family and commercial	389,009	225,154
Construction loans	272,442	260,177
Consumer and other loans	168,119	168,819

Total loans	5,308,485	4,663,713

Premiums on purchased loans	24,191	22,622
Deferred loan fees, net	(2,614)	(2,620)
Allowance for loan losses	(18,562)	(13,565)

Net loans	$5,311,500	4,670,150

4. Deposits
Deposits are summarized as follows:

	September 30,	June 30,
	2008	2008
	(In thousands)

Savings acounts	$392,108	417,196
Checking accounts	417,027	401,100
Money market accounts	266,644	229,018

Total core deposits	1,075,779	1,047,314
Certificates of deposit	2,926,226	2,922,961

	$4,002,005	3,970,275

5. Equity Incentive Plan
During the three months ended September 30, 2008, the Company recorded $2.6 million of share-based expense, comprised of stock option expense of $1.1 million and restricted stock expense of $1.5 million.
During the three months ended September 30, 2008, 2,500 options with an exercise price of $15.35 and a grant date fair value of $4.10 were forfeited. At September 30, 2008, 4,776,752 options, with a weighted average exercise price of $15.12 and a weighted average grant date fair value of $4.11 were outstanding, of which 3,891,272 were unvested.
Expected future expense relating to the 3.9 million non-vested options outstanding as of September 30, 2008 is $11.9 million over a weighted average period of 3.3 years.
At September 30, 2008, 1,470,312 shares of restricted stock, with a weighted average grant date fair value of $15.08, are unvested. Expected future compensation expense relating to the 1.5 million restricted shares at September 30, 2008 is $16.5 million over a weighted average period of 3.3 years.
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
The Company also provided (i) postretirement health care benefits to retired employees hired prior to April 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. During the year ended June 30, 2008, the Company curtailed the benefits to current employees and settled its obligations to retired employees.
The components of net periodic benefit expense are as follows:

	Three months ended September 30,
	SERP and Directors’ Plan		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Service cost	$113	114	$—	11
Interest cost	256	240	11	61
Amortization of:
Transition obligation	—	—	9	19
Prior service cost	25	25	—	—
Net loss	32	29	(4)	(2)

Total net periodic benefit expense	$426	408	$16	89

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and other benefit plans in the fiscal year ending June 30, 2009.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the first three months of fiscal year 2009. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees, an unfunded non-qualified defined benefit SERP for the benefit of certain key employees and a postretirement life insurance benefit plan for the benefit of key employees. At September 30, 2008, the pension plan, SERP plan and postretirement life insurance plan had an accrued liability of $812,000, $964,000 and $339,000, respectively. At

September 30, 2008, the charges recognized in accumulated other comprehensive loss for the pension plan, the SERP plan and the postretirement life insurance plan were $1,249,000, $231,000 and $187,000, respectively. For the three months ended September 30, 2008 and 2007, the expense related to these plans was $88,000 and $52,000, respectively. The Company is in the process of evaluating these plans.
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
The Company files income tax returns in the United States federal jurisdiction and in the state of New Jersey jurisdiction. With few exceptions, we are no longer subject to federal and state income tax examinations by tax authorities for years prior to 2003. Currently, the Company is not under examination by any taxing authority.
8. Fair Value Measurements
Effective July 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157 “Fair Value Measurements” and related interpretations, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.
The following disclosures, which include certain disclosures which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 157.
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securites, mortgage servicing rights, or MSR, loans receivable and real estate owned, or REO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held for sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
In accordance with SFAS No. 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.
We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.
Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Approximately 97% of our securities available-for-sale portfolio consists of mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The remaining 3% of our securities available-for-sale portfolio is comprised primarily of a mutual fund investment for which fair values are obtained from quoted market prices in active markets and, as such, is classified as Level 1; and private fund investments for which the issuer provides us prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2008.

	Carrying Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)

Securities available for sale:
Mortgage-backed securities	$184,375	—	184,375	$—
Equity securities and Mutual Funds	6,123	4,569	1,554	—

	$190,498	$4,569	$185,929	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Securities held-to-maturity
Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the held-to-maturity portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations.
Mortgage Servicing Rights, net
Mortgage Servicing Rights are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.
Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. Fair value is estimated through current appraisals, and adjusted as necessary, by management, to reflect current market conditions and, as such, are generally classified as Level 3.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2008.

	Carrying Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)
Secutities held-to-maturity	$5,090	$—	$—	$5,090
MSR, net	1,004	—	—	1,004
Impaired loans	8,483	—	—	8,483

	$14,577	$—	$—	$14,577

9. Recent Accounting Pronouncements
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
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. The Company’s results of operations are also significantly affected by general economic conditions.
The financial services industry continues to be plagued by highly volatile and adverse economic conditions. The significant contributors to the disruptions include widespread subprime mortgage lending, illiquidity in the capital and credit markets, the continued decline of property values in real estate markets, and recent bank failures.

During this time we have benefited from the rate reductions enacted by the Federal Reserve beginning in September 2007 and continuing through the early part of 2008. The cost of interest-bearing liabilities decreased while we maintained the yield on our interest-earning assets. This resulted in a $16.5 million increase in our net interest income to $38.7 million for the three months ended September 30, 2008 from $22.3 million for the three months ended September 30, 2007.
While the interest rate environment is important to our net interest income, so is the composition of our balance sheet. The recent turmoil in the financial markets has created uncertainty and volatility for many financial institutions. This created an opportunity for us to add more loans and increase the size of our balance sheet. Total loans have increased to $5.31 billion at September 30, 2008 from $4.66 billion at June 30, 2008, an increase of 13.8%. The majority of the growth came from residential mortgage loans which grew 11.7%, or $469.4 million to $4.48 billion. In order to diversify our loan portfolio we have continued our expansion into commercial real estate lending. During the three months ended September 30, 2008 commercial real estate, construction and multi-family loans increased $176.1 million or 36.3%. We believe this may provide us with an opportunity to increase net interest income and improve our interest rate risk position. As we add more loans to our balance sheet we remain focused on maintaining our historically strict underwriting standards. We have never originated or purchased, and our portfolio does not include, any sub-prime loans, negative amortization loans or option ARM loans.
During the three months ended September 30, 2008, we recorded a $5.0 million provision for loan losses. This reflected the growth in our loan portfolio, particularly residential and commercial real estate, an additional $1.0 million specific reserve on a previously disclosed $11.0 million impaired loan, the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the increase in non-performing loans; and the continued adverse economic environment.
While our nonperforming loans have increased, we believe they remain at a manageable level. At September 30, 2008, nonperforming loans were $42.1 million, or 0.79% of total loans, compared to $19.4 million, or 0.42% of total loans at June 30, 2008. The majority of this increase is from a previously disclosed $19.4 million multifamily loan which was deemed impaired during the three months ended September 30, 2008. The loan was 30 days delinquent at June 30, 2008. A contract for the sale of the property is pending and management believes that the probability of loss on this loan is low, we will continue to closely monitor the loan. Additionally, a $1.9 million construction loan that was previously downgraded was placed on non-accrual status during the three months ended September 30, 2008.
While we were able to take advantage of opportunities to increase our loan portfolio, we are not immune to some of the negative consequences of the current illiquid capital markets. Our securities portfolio includes pooled trust preferred securities, principally issued by banks and to a lesser extent insurance companies. These securities have been negatively impacted by an increase in payment deferrals by issuers (primarily banks) and the absence of an orderly and liquid market, resulting in a steady decline in the fair value of these securities. Although all of the securities continue to perform in accordance with their contractual terms, we recorded a $3.9 million pre-tax, non-cash, other-than-temporary impairment charge on one pooled trust preferred security as a result of possible declines in future cash flows due to the weakness of certain financial institutions within that security. We will continue to closely monitor all of these securities and will continue to evaluate them for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings in upcoming quarters.

Total deposits increased by $31.7 million to $4.00 billion at September 30, 2008. We continue to focus on increasing core deposits and de-emphasizing certificates of deposit, however, this task has proven difficult given the extreme competition for deposits from other banks and financial intermediaries.
As a result of strong loan growth that exceeded the available cash flows from the investment, loan and deposit portfolios, borrowed funds increased $567.0 million, or 36.3%, to $2.13 billion at September 30, 2008 from $1.56 billion at June 30, 2008.
Most recently the U.S. government, in an attempt to respond to the financial crises affecting the financial services industry, enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008. Under the ESSA, the U.S. Treasury Department (“Treasury”) has the authority, among other things, to purchase mortgages, mortgage backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
Additionally, on October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gives the Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The Company is evaluating the details of TARP and will announce its decision regarding use of the program once the review is complete.
At this time, it is difficult to determine the full impact of the various programs recently announced by the U.S. Government to support the banking industry. Given our strong capital position, we believe we are well positioned to deal with this economic uncertainty and take advantages of opportunities to enhance our franchise.
Comparison of Financial Condition at September 30, 2008 and June 30, 2008
Total Assets. Total assets increased by $617.9 million, or 9.6%, to $7.04 billion at September 30, 2008 from $6.42 billion at June 30, 2008. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio. The cash flow from our securities portfolio is being used to help fund our loan growth, consistent with our strategic plan.
Net Loans. Net loans, including loans held for sale, increased by $652.2 million, or 13.9%, to $5.33 billion at September 30, 2008 from $4.68 billion at June 30, 2008. As many financial institutions have curtailed their lending operations, we have taken advantage of this opportunity to increase our loan portfolio without compromising our underwriting standards. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New Jersey. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans or option ARMs.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the three months ended September 30, 2008 we originated $147.4 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended September 30, 2008, we purchased loans totaling $289.5 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the three months ended September 30, 2008, we took advantage of several opportunities to purchase $174.3 million of residential mortgage loans that met our underwriting criteria on a “bulk purchase” basis.
For the three months ended September 30, 2008, we originated $78.6 million in multi-family and commercial real estate loans and $30.6 million in construction loans. We also purchased $99.6 million of multi-family loans in the secondary market on a “bulk purchase” basis. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family, commercial real estate and construction loans.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at September 30, 2008 was $514.8 million compared to $450.0 million at June 30, 2008. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The allowance for loan losses increased by $5.0 million to $18.6 million at September 30, 2008 from $13.6 million at June 30, 2008. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; an additional $1.0 million specific reserve recorded on a previously disclosed $11.0 million impaired loan; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the increase in non-performing loans; and the continued adverse economic environment.
Total non-performing loans, defined as non-accruing loans, increased by $22.8 million to $42.1 million at September 30, 2008 from $19.4 million at June 30, 2008. This increase was primarily the result of a previously disclosed $19.4 million multifamily loan which was deemed impaired during the three months ended September 30, 2008. The loan was 30 days delinquent at June 30, 2008. A contract for the sale of the property is pending. While management believes that the probability of loss on this loan is low, we will continue to closely monitor the loan. Additionally, a $1.9 million construction loan that was previously downgraded was placed on non-accrual status during the three months ended September 30, 2008.
The ratio of non-performing loans to total loans was 0.79% at September 30, 2008 compared to 0.42% at June 30, 2008. The allowance for loan losses as a percentage of non-performing loans was 44.05% at September 30, 2008 compared with 70.03% at June 30, 2008. At September 30, 2008 our allowance for loan losses as a percentage of total loans was 0.35% compared with 0.29% at June 30, 2008. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Securities. Securities, in the aggregate, decreased by $68.1 million, or 4.7%, to $1.39 billion at September 30, 2008, from $1.46 billion at June 30, 2008. The decrease is primarily the result of cash flows from our securities portfolio being used to help fund our loan growth. This is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. Additionally, the Company wrote-down a pooled bank trust preferred collateralized debt obligation (“CDO”) through a $3.9 million pre-tax OTTI non-cash charge. The security had an amortized cost of $9.0 million and was classified as held to maturity. Although the security was performing in accordance with contractual terms as of September 30, 2008, the impairment occurred as a result of possible declines in future cash flows due to the weakness of certain financial institutions within the security.
At September 30, 2008, securities include pooled trust preferred securities (TruPS), principally issued by banks, with an amortized cost of $173.9 million and a fair value of $105.5 million. These securities have been classified in the held to maturity portfolio since their purchase and are performing in accordance with contractual terms. The Company has the ability and intent to hold these securities until maturity. However, given the challenging environment for most banks in the U.S., there has been an increase in payment deferrals by issuers and a steady decline in the fair value of these securities.
The Fitch Ratings agency, which had previously placed a number of our TruPS on Rating Watch Negative status, has yet to conclude on whether or not these securities will be downgraded as they believe it is premature to resolve the ratings of TruPS currently on Rating Watch Negative status, until such time as greater clarity exists with respect to the likelihood of deferral for those entities currently performing, the likelihood of default for those entities currently in deferral and the recovery rate prospects for those entities currently in default. However, Moody’s downgraded 13 of our TruPS during this quarter. We believe it is possible that the various programs recently announced by the US Government to support the banking industry may prove successful and have a favorable impact on these securities. We will continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. The Company will continue to evaluate them for OTTI, which could result in future non-cash charges to earnings.
The securities portfolio also includes AAA rated private label mortgage backed securities with an amortized cost of $197.6 million and a fair value of $185.4 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. The decrease in fair value for these securities is attributed to changes in market interest rates. Our securities portfolio does not have any FNMA or Freddie Mac common or preferred stock.
As part of the merger with Summit Federal in June 2008, we acquired a $6.0 million mutual fund investment in AMF Ultra Short Mortgage Fund (“AMF”), which was deemed other-than- temporarily impaired (“OTTI”) and was written down to fair value through pre-tax charges totaling $456,000 and $651,000 during the quarter ended September 30, 2008 and the year ended June 30, 2008, respectively. Management decided to liquidate this investment upon completion of the merger and had received $500,000 in cash liquidations through September 30, 2008, which represented the maximum allowable cash redemption by the asset manager for that time period. With the continued deterioration in the net asset value of AMF, in October 2008 management exercised a redemption-in-kind option available to shareholders. The redemption-in-kind allowed the Company to redeem its remaining shares in AMF for its pro-rata share of the underlying securities and cash. The securities are primarily in agency and private label mortgage-backed securities. The Company received $3.9 million in securities (which will be classified as available for sale) and $581,000 in cash.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $25.5 million from $60.9 million at June 30, 2008 to $86.5 million at September 30, 2008 as a result of an increase in our level of borrowings at September 30, 2008. There was also an increase in accrued interest receivable of $4.0 million resulting from an increase in the average balance of our interest-earning assets. Additionally, bank owned life insurance increased by $1.0 million from $96.2 million at June 30, 2008 to $97.2 million at September 30, 2008.
Deposits. Deposits increased by $31.7 million, or 0.8%, to $4.00 billion at September 30, 2008 from $3.97 billion at June 30, 2008. Money market account deposits, checking account deposits and certificates of deposits increased by $37.6 million, $15.9 million and $3.3 million, respectively. These increases were offset by a $25.1 million decrease in savings account deposits.
Borrowed Funds. Borrowed funds increased $567.0 million, or 36.3%, to $2.13 billion at September 30, 2008 from $1.56 billion at June 30, 2008. We utilized wholesale borrowings to fund a portion of our loan growth because of the lower rates available in the wholesale markets.
Stockholders’ Equity. Stockholders’ equity increased $7.9 million to $836.5 million at September 30, 2008 from $828.5 million at June 30, 2008 primarily due to net income of $5.5 million for the three months ended September 30, 2008. Other factors impacting the increase in stockholders’ equity were compensation costs associated with stock options and restricted stock and the allocation of ESOP shares.
Average Balance Sheets for the Three Months ended September 30, 2008 and 2007
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended September 30, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the three months ended
	September 30, 2008				September 30, 2007
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$18,321		$32	0.70%	$26,244		$281	4.28%
Securities available-for-sale(1)	202,533		2,314	4.57%	257,309		2,960	4.60%
Securities held-to-maturity	1,230,798		13,817	4.49%	1,555,332		18,811	4.84%
Net loans	4,940,058		70,480	5.71%	3,752,468		53,472	5.70%
Stock in FHLB	70,374		805	4.58%	39,629		596	6.02%

Total interest-earning assets	6,462,084		87,448	5.41%	5,630,982		76,120	5.41%

Non-interest earning assets	187,218				182,724

Total assets	$6,649,302				$5,813,706

Interest-bearing Liabilities:
Savings	$401,532		1,872	1.86%	$352,048		1,884	2.14%
Interest-bearing checking	362,575		1,373	1.51%	369,363		2,461	2.67%
Money market accounts	231,650		1,219	2.10%	187,534		1,239	2.64%
Certificates of deposit	2,912,856		26,545	3.65%	2,840,211		34,169	4.81%
Borrowed funds	1,804,823		17,699	3.92%	1,118,723		14,103	5.04%

Total interest-bearing liabilities	5,713,436		48,708	3.41%	4,867,879		53,856	4.43%

Non-interest bearing liabilities	110,969				103,217

Total liabilities	5,824,405				4,971,096

Stockholders’ equity	824,897				842,610

Total liabilities and stockholders’ equity	$6,649,302				$5,813,706

Net interest income			$38,740				$22,264

Net interest rate spread(2)				2.00%				0.98%

Net interest earning assets(3)	$748,648				$763,103

Net interest margin(4)				2.40%				1.58%

Ratio of interest-earning assets to total interest-bearing liabilities	1.13	X			1.16	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007
Net Income. Net income was $5.5 million for the three months ended September 30, 2008 compared to net income of $2.4 million for the three months ended September 30, 2007. This increase can be attributed to an increase in net interest income as the volume of interest earning asset increased and the cost of funds decreased. Net income was negatively impacted by a $3.9 million pre-tax, ($2.3 million, or $0.02 per diluted share, after-tax), non-cash other-than-temporary impairment (“OTTI”) charge recorded for the three months ended September 30, 2008. The OTTI pertained to one pooled bank trust preferred CDO, with an amortized cost of $9.0 million which was classified as “Held to Maturity”. The impairment occurred as a result of possible declines in future cash flows due to the weakness of certain financial institutions within the security. Net income was also adversely effected by an increase in the provision for loan losses, an increase in our effective tax rate and an increase in non-interest expenses.
Net Interest Income. Net interest income increased by $16.5 million, or 74.0%, to $38.7 million for the three months ended September 30, 2008 from $22.3 million for the three months ended September 30, 2007. During the three months ended September 30, 2008, our net interest rate spread increased 102 basis points to 2.00% as a result of a 102 basis point decrease in our cost of interest-bearing liabilities to 3.41% for the three months ended September 30, 2008 from 4.43% for the three months ended September 30, 2007. Our net interest margin increased by 82 basis points from 1.58% for the three months ended September 30, 2007 to 2.40% for the three months ended September 30, 2008.
Our net interest margin was positively impacted by the Federal Reserve lowering the Fed Funds rate from 4.75% at September 30, 2007 to 2.00% at September 30, 2008. This resulted in a steeper yield curve which allowed us to reduce deposit rates and borrow money in the wholesale markets at lower rates and while keeping mortgage rates relatively stable.
Interest and Dividend Income. Total interest and dividend income increased by $11.3 million, or 14.9%, to $87.4 million for the three months ended September 30, 2008 from $76.1 million for the three months ended September 30, 2007. This increase is primarily due to an $831.1 million, or 14.8%, increase in the average balance of interest-earning assets to $6.46 billion for the three months ended September 30, 2008 from $5.63 billion for the three months ended September 30, 2007. The weighted average yield on interest-earning assets was 5.41% for the three months ended September 30, 2008 and the three months ended September 30, 2007.
Interest income on loans increased by $17.0 million, or 31.8%, to $70.5 million for the three months ended September 30, 2008 from $53.5 million for the three months ended September 30, 2007, reflecting a $1.19 billion, or 31.6%, increase in the average balance of net loans to $4.94 billion for the three months ended September 30, 2008 from $3.75 billion for the three months ended September 30, 2007. This is consistent with our strategic plan to change our mix of assets by increasing the size of our loan portfolio while reducing the size of our securities portfolio. There was a 1 basis point increase in the average yield on loans to 5.71% for the three months ended September 30, 2008 from 5.70% for the three months ended September 30, 2007 as interest income was adversely impacted by the increase in non-performing loans and a decrease in market indices that caused a portion of our adjustable rate portfolio to be re-priced downward.

Interest income on all other interest-earning assets, excluding loans, decreased by $5.7 million, or 25.1%, to $17.0 million for the three months ended September 30, 2008 from $22.6 million for the three months ended September 30, 2007. This decrease reflected a $356.5 million decrease in the average balance of securities and other interest-earning assets, consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. In addition, there was a 36 basis point decrease in the average yield on securities and other interest-earning assets to 4.46% for the three months ended September 30, 2008 from 4.82% for the three months ended September 30, 2007 as some of our adjustable rate securities re-priced in relation to current market rates.
Interest Expense. Total interest expense decreased by $5.1 million, or 9.6%, to $48.7 million for the three months ended September 30, 2008 from $53.9 million for the three months ended September 30, 2007. This decrease was primarily due to a 102 basis point decrease in the weighted average cost of total interest-bearing liabilities to 3.41% for the three months ended September 30, 2008 compared to 4.43% for the three months ended September 30, 2007. This was partially offset by an $845.6 million, or 17.4%, increase in the average balance of total interest-bearing liabilities to $5.71 billion for the three months ended September 30, 2008 from $4.87 billion for the three months ended September 30, 2007.
Interest expense on interest-bearing deposits decreased $8.7 million, or 22.0%, to $31.0 million for the three months ended September 30, 2008 from $39.8 million for the three months ended September 30, 2007. This decrease was due to a 107 basis point decrease in the average cost of interest-bearing deposits to 3.17% for the three months ended September 30, 2008 compared to 4.24% for the three months ended September 30, 2007, as lower short term interest rates allowed us to lower our deposit rates. This was partially offset by a $159.5 million increase in the average balance of interest-bearing deposits.
Interest expense on borrowed funds increased by $3.6 million, or 25.5%, to $17.7 million for the three months ended September 30, 2008 from $14.1 million for the three months ended September 30, 2007. This increase was caused by a $686.1 million, or 61.3%, increase in the average balance of borrowed funds to $1.80 billion for the three months ended September 30, 2008 from $1.12 billion for the three months ended September 30, 2007, partially offset by a 112 basis point decrease in the average cost of borrowed funds to 3.92% for the three months ended September 30, 2008 from 5.04% for the three months ended September 30, 2007. We utilized wholesale borrowings to help fund loan growth for the quarter.
Provision for Loan Losses. The provision for loan losses was $5.0 million for the three months ended September 30, 2008 compared to $199,000 for the three months ended September 30, 2007. Net charge-offs were $3,000 for the three months ended September 30, 2008 compared to $4,000 for the three months ended September 30, 2007. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2008 and June 30, 2008.”
Non-interest Income. Total non-interest income decreased by $3.9 million to a loss of $2.2 million for the three months ended September 30, 2008 from income of $1.7 million for the three months ended September 30, 2007. The decrease was primarily the result of a $3.9 million pre-tax OTTI charge recognized on a pooled bank trust preferred CDO for the three months ended September 30, 2008. The impairment occurred as a result of possible declines in future cash flows due to the weakness of certain financial institutions within the security. Additionally, during the three months ended September 30, 2008 we took an additional $456,000 pre-tax OTTI charge on the AMF Ultra Short Mortgage Fund, a mutual fund acquired in the June 2008 merger with Summit Federal.
Non-interest Expenses. Total non-interest expenses increased by $2.2 million, or 10.9%, to $22.4 million for the three months ended September 30, 2008 from $20.2 million for the three months ended September 30, 2007. This increase was due in part to compensation expense increasing $853,000. This increase reflects additional equity incentive plan expense resulting from grants made in January 2008; staff additions in our commercial real estate, retail banking areas and our mortgage company; as well as normal merit increases and increases in employee benefit costs. Federal deposit insurance premiums also increased by $573,000 as we exhausted our FDIC One-Time Assessment Credit. In addition, our advertising expense increased by $295,000 as we have expanded our advertising to increase our exposure and promote our deposit and loan growth initiatives.
Income Taxes. Income tax expense was $3.7 million for the three months ended September 30, 2008, as compared to $1.1 million for the three months ended September 30, 2007. Our effective tax expense rates were 39.97% and 31.76% for the three months ended September 30, 2008 and 2007, respectively. The increase in the effective tax rate is primarily the result of the liquidation of the Company’s Real Estate Investment Trust in December 2007.
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
At September 30, 2008 the Company had no overnight borrowings outstanding compared to $88.0 million of outstanding overnight borrowings at June 30, 2008. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company found it more cost effective to use short-term fixed rate advances at September 30, 2008. The Company had total borrowings of $2.13 billion at September 30, 2008, an increase from $1.56 billion at June 30, 2008. This increase was primarily the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2008, outstanding commitments to originate loans totaled $490.4 million; outstanding unused lines of credit totaled $275.1 million; standby letters of credit totaled $2.7 million and outstanding commitments to sell loans totaled $59.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.55 billion at September 30, 2008. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

The Board of Directors approved a third share repurchase program at their January 2008 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The third share repurchase program commenced upon completion of the first program on May 7, 2008. Under this program, up to 10% of its publicly—held outstanding shares of common stock, or 4,307,248 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended September 30, 2008, the Company did not repurchase any shares of its common stock. Under the current share repurchase program, 3,597,444 shares remain available for repurchase. As of September 30, 2008, a total of 10,813,225 shares have been purchased under Board authorized share repurchase programs, of which 1,803,701 shares were allocated to fund the restricted stock portion of the Company’s 2007 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of September 30, 2008 the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2008
	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)

Total capital (to risk-weighted assets)	$754,304	20.0%	$301,179	8.0%
Tier I capital (to risk-weighted assets)	735,742	19.5	150,589	4.0
Tier I capital (to average assets)	735,743	11.1	265,706	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2008:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years

Debt obligations (excluding capitalized leases)	$2,130,576	645,000	415,000	490,000	580,576
Commitments to originate and purchase loans	$490,383	490,383	—	—	—
Commitments to sell loans	$59,655	59,655	—	—	—
Additionally, at September 30, 2008, the Company’s commitments to fund unused lines of credit totaled $275.1 million.
Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $790.0 million of the borrowings are callable at the option of the lender.
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
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of September 30, 2008 have not changed significantly from June 30, 2008.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Annual Report on Form 10-K.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.
Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. Management is required to use a significant degree of judgment when the valuation of investments includes inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.
The market values of our securities are also affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.

If it is determined that the value of any security has declined below its cost or amortized cost, and such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. During the three months ended September 30, 2008, we recorded a $3.9 million, pre-tax, non-cash, other-than-temporary impairment charge on one pooled bank trust preferred security classified as held to maturity.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2008 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

				Net Interest Income (3)
					Increase (Decrease) in
Change in	Net Portfolio Value (1),(2)				Estimated Net Interest
Interest Rates		Estimated Increase (Decrease)		Estimated Net	Income
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)

+200bp	$469,932	$(339,533)	(41.9)%	$152,467	$(16,588)	(9.8)%
0bp	$809,465	—	—	$169,054	—	—
-100bp	$884,932	$75,467	9.3%	$176,004	$6,950	4.1%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at September 30, 2008 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 41.9% decrease in NPV and a $16.6 million or 9.8% decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 9.3% increase in NPV and a $7.0 million or 4.1% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 1A. Risk Factors
The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 22, 2008, and may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums
The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).
Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was

1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.
Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.
In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.
These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 3,597,444 shares yet to be purchased as of September 30, 2008. There were no repurchases of our common stock during the first quarter of fiscal 2009.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on October 28, 2008. There were 109,010,756 shares of Common Stock of the Company entitled to vote at the Meeting. Investors Bancorp, MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 104,487,218 shares of Common Stock representing 95.9% of the total eligible votes to be cast. Proposal 1 was to elect four directors of the Company. Proposal 2 was to approve the Executive Officer Annual Incentive Plan.

Proposal 3 was to ratify the appointment of the independent registered public accountants for the fiscal year ending June 30, 2009. The result of the voting at the Meeting is as follows:
Proposal 1: The election of four directors for terms of three years each.

Doreen R. Byrnes	For: 102,500,831	Withheld: 1,986,387
Richard J. Petroski	For: 103,446,988	Withheld: 1,040,230
Rose Sigler	For: 102,789,605	Withheld: 1,697,613
Stephen J. Szabatin	For: 102,845,604	Withheld: 1,641,614
Proposal 2: Approval of the Executive Officer Annual Incentive Plan.

For:	95,801,946
Against:	1,964,633
Abstain:	190,056
Broker Non-Vote	6,530,583
Proposal 3: Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ended June 30, 2009.

For:	103,750,136
Against:	593,896
Abstain:	143,186
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

Investors Bancorp, Inc.
Dated: November 10, 2008	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2008	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)