Form 10-Q
period 2008-12-31
Investors Bancorp Inc
filed 2009-02-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of January 31, 2008 there were 109,052,929 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 59.46% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q
Index
Part I. Financial Information

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 (Unaudited) and June 30, 2008

	December 31,	June 30,
	2008	2008
	(In thousands)
Assets

Cash and cash equivalents	$26,692	22,823
Securities available-for-sale, at estimated fair value	176,351	203,032
Securities held-to-maturity, net (estimated fair value of $988,286 and $1,198,053 at December 31, 2008 and June 30, 2008, respectively)	982,952	1,255,054
Loans receivable, net	5,618,185	4,670,150
Loans held-for-sale	16,935	9,814
Stock in the Federal Home Loan Bank	86,585	60,935
Accrued interest receivable	32,931	27,716
Office properties and equipment, net	33,510	29,710
Net deferred tax asset	108,707	40,702
Bank owned life insurance contract	98,153	96,170
Other assets	2,785	3,036

Total assets	$7,183,786	6,419,142

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$4,232,638	3,970,275
Borrowed funds	2,133,569	1,563,583
Advance payments by borrowers for taxes and insurance	22,085	21,829
Other liabilities	41,695	34,917

Total liabilities	6,429,987	5,590,604

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 109,052,929 and 109,010,756 outstanding at December 31, 2008 and June 30, 2008, respectively	532	532
Additional paid-in capital	518,457	514,613
Retained earnings	408,534	486,244
Treasury stock, at cost; 8,967,351 shares at December 31, 2008 and June 30, 2008	(128,121)	(128,977)
Unallocated common stock held by the employee stock ownership plan	(36,869)	(37,578)

Accumulated other comprehensive loss	(8,734)	(6,296)

Total stockholders’ equity	753,799	828,538

Total liabilities and stockholders’ equity	$7,183,786	6,419,142

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months			For the Six Months
	Ended December 31,			Ended December 31,
	2008		2007	2008	2007
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale		$78,291	57,185	148,771	110,657
Securities:
Government-sponsored enterprise obligations		491	1,443	991	2,905
Mortgage-backed securities		12,834	16,238	26,273	33,371
Equity securities available-for-sale		8	76	63	156
Municipal bonds and other debt		2,249	3,050	4,386	6,146
Interest-bearing deposits		7	275	39	556
Federal Home Loan Bank stock		619	804	1,424	1,400

Total interest and dividend income		94,499	79,071	181,947	155,191

Interest expense:
Deposits		31,928	40,058	62,937	79,811
Secured borrowings		19,663	14,424	37,362	28,527

Total interest expense		51,591	54,482	100,299	108,338

Net interest income		42,908	24,589	81,648	46,853
Provision for loan losses		8,000	1,750	13,000	1,949

Net interest income after provision for loan losses		34,908	22,839	68,648	44,904

Non-interest (loss) income:
Fees and service charges		609	813	1,452	1,568
Income on bank owned life insurance contract		971	1,083	1,984	2,066
(Loss) gain on sales of mortgage loans, net		(118)	151	66	232
(Loss) gain on securities transactions, net		(153,605)	18	(157,971)	(224)
Other income		117	93	211	178

Total non-interest (loss) income		(152,026)	2,158	(154,258)	3,820

Non-interest expenses:
Compensation and fringe benefits		15,061	12,441	29,743	26,270
Advertising and promotional expense		955	737	1,760	1,247
Office occupancy and equipment expense		2,797	2,703	5,542	5,367
Federal insurance premiums		676	112	1,357	220
Stationery, printing, supplies and telephone		496	464	1,035	894
Legal, audit, accounting, and supervisory examination fees		641	576	1,190	1,036
Data processing service fees		1,078	1,069	2,235	2,178
Other operating expenses		1,116	1,200	2,319	2,253

Total non-interest expenses		22,820	19,302	45,181	39,465

(Loss) income before income tax (benefit) expense		(139,938)	5,695	(130,791)	9,259

Income tax (benefit) expense		(56,979)	2,112	(53,323)	3,244

Net (loss) income		$(82,959)	3,583	(77,468)	6,015

Basic (loss) earnings per share		$(0.80)	0.03	(0.75)	0.06
Diluted earnings per share	$	n/a	0.03	n/a	0.06
Weighted average shares outstanding
Basic		103,950,667	105,909,100	103,872,522	106,359,599
Diluted		103,950,667	106,080,292	103,872,522	106,532,592
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2008 and 2007
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at June 30, 2007	$532	506,026	470,205	(70,973)	(38,996)	(7,935)	858,859
Comprehensive income:
Net income	—	—	6,015	—	—	—	6,015
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $969	—	—	—	—	—	1,450	1,450
Change in funded status of retirement obligations, net of tax expense of $47	—	—	—	—	—	69	69
Unrealized gain on securities available- for-sale, net of tax expense of $1,716	—	—	—	—	—	2,476	2,476
Reclassification adjustment for losses included in net income	—	—	—	—	—	242	242

Total comprehensive income							10,252

Cumulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (3,069,029 shares)	—	—	—	(42,376)	—	—	(42,376)
Compensation cost for stock options and restricted stock	—	4,725	—	—	—	—	4,725
ESOP shares allocated or committed to be released	—	285	—	—	709	—	994

Balance at December 31, 2007	$532	511,036	476,520	(113,349)	(38,287)	(3,698)	832,754

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538
Comprehensive loss:
Net loss	—	—	(77,468)	—	—	—	(77,468)
Change in funded status of retirement obligations, net of tax benefit of $120	—	—	—	—	—	(174)	(174)
Unrealized gain on securities available- for-sale, net of tax expense of $1,683	—	—	—	—	—	(2,721)	(2,721)
Reclassification adjustment for losses included in net loss	—	—	—	—	—	457	457

Total comprehensive loss							(79,906)

Purchase of treasury stock (82,827 shares)	—	—	—	(1,097)	—	—	(1,097)
Treasury stock allocated to restricted stock plan	—	(1,711)	(242)	1,953	—	—	—
Compensation cost for stock options and restricted stock	—	5,269	—	—	—	—	5,269
ESOP shares allocated or committed to be released	—	286	—	—	709	—	995

Balance at December 31, 2008	$532	518,457	408,534	(128,121)	(36,869)	(8,734)	753,799

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(77,468)	6,015
Adjustments to reconcile net income to net cash used in operating activities:
ESOP and stock-based compensation expense	6,264	5,719
Amortization of premiums and accretion of discounts on securities, net	258	575
Amortization of premium and accretion of fees and costs on loans, net	1,249	777
Provision for loan losses	13,000	1,949
Depreciation and amortization of office properties and equipment	1,005	1,453
Loss on securities, net	157,971	224
Mortgage loans originated for sale	(203,728)	(34,116)
Proceeds from mortgage loan sales	196,673	30,615
Gain on sales of mortgage loans, net	(66)	(232)
Increase in bank owned life insurance contract	(1,984)	(2,066)
Increase in accrued interest	(5,215)	(2,003)
Deferred tax benefit	(66,203)	(389)
Decrease (increase) in other assets	251	(430)
Increase (decrease) in other liabilities	6,485	(712)

Total adjustments	105,960	1,364

Net cash provided by operating activities	28,492	7,379

Cash flows from investing activities:
Purchases of loans receivable	(822,110)	(346,336)
Net originations of loans receivable	(140,174)	(62,116)
Purchases of debt securities held-to-maturity	—	(10,000)
Mortgage-backed securities available-for-sale received in like-kind exchange	(3,911)	—
Purchases of other investments available-for-sale	(100)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	95,436	121,515
Proceeds from calls/maturities on debt securities held-to-maturity	19,612	12,570
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	20,797	31,468
Redemption of equity securities available-for-sale	4,774	—
Proceeds from redemptions of Federal Home Loan Bank stock	30,578	11,036
Purchases of Federal Home Loan Bank stock	(56,228)	(23,297)
Purchases of office properties and equipment	(4,805)	(2,174)

Net cash used in investing activities	(856,131)	(267,334)

Cash flows from financing activities:
Net increase in deposits	262,363	123,486
Net decrease in funds borrowed under short-term repurchase agreements	(25,000)	(28,500)
Proceeds from funds borrowed under other repurchase agreements	55,000	395,000
Repayments of funds borrowed under other repurchase agreements	(120,000)	(50,000)
Net increase (decrease) in other borrowings	659,986	(144,015)
Net increase in advance payments by borrowers for taxes and insurance	256	141
Purchase of treasury stock	(1,097)	(42,376)

Net cash provided by financing activities	831,508	253,736

Net increase (decrease) in cash and cash equivalents	3,869	(6,219)

Cash and cash equivalents at beginning of the period	22,823	35,582

Cash and cash equivalents at end of the period	$26,692	29,363

Supplemental cash flow information:
Cash paid during the year for:
Interest	$98,126	105,341
Income taxes	8,815	2,194
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended December 31, 2008 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2009.
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
2. Mergers and Acquisitions
On December 15, 2008, the Company announced the signing of a definitive agreement under which the Company will acquire American Bancorp of New Jersey, a community bank with $622 million in assets, $448 million in deposits and five branches in Essex and Passaic Counties. The transaction is expected to close in the second calendar quarter of 2009, subject to customary closing conditions including regulatory approvals and approval by American Bancorp of New Jersey’s shareholders.
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended December 31,
	2008			2007
			Per			Per
			Share			Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net (Loss) Income	$(82,959)			$3,583

Basic (loss) earnings per share:
(Loss) income available to common stockholders	$(82,959)	103,950,667	$(0.80)	$3,583	105,909,100	$0.03

Effect of dilutive common stock equivalents	—	—		—	171,192

Diluted earnings per share:
(Loss) income available to common stockholders	$(82,959)	103,950,667	n/a	$3,583	106,080,292	$0.03

	For the Six Months Ended December 31,
	2008			2007
			Per			Per
			Share			Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net (Loss) Income	$(77,468)			$6,015

Basic earnings per share:
(Loss) income available to common stockholders	$(77,468)	103,872,522	$(0.75)	$6,015	106,359,599	$0.06

Effect of dilutive common stock equivalents	—	—		—	172,993

Diluted earnings per share:
(Loss) income available to common stockholders	$(77,468)	103,872,522	n/a	$6,015	106,532,592	$0.06

4. Securities Impairment
The Company recorded a $156.7 million pre-tax non-cash OTTI charge on our pooled bank trust preferred CDOs during the six months ended December 31, 2008. As a result of the charge, the securities have an amortized cost of $20.8 million. The Company has the ability and intent to hold these securities until their maturity, or recovery, and the majority of the securities are performing in accordance with contractual terms. However, the impairment was recognized as management does not believe that the securities’ market values will recover within the foreseeable future. These securities will continue to be classified as held-to-maturity. Additionally, during the six months ended December 31, 2008, the Company recorded a $456,000 pre-tax non-cash OTTI charge on the AMF Ultra Short Mortgage Fund (“AMF”), and $791,000 pre-tax charge on the redemption in kind of the AMF, a mutual fund acquired in the June 2008 merger with Summit Federal.
5. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	December 31,	June 30,
	2008	2008
	(In thousands)
Residential mortgage loans	$4,699,758	4,009,563
Multi-family and commercial	455,468	225,154
Construction loans	301,915	260,177
Consumer and other loans	166,422	168,819

Total loans	5,623,563	4,663,713

Premiums on purchased loans, net	23,795	22,622
Deferred loan fees, net	(2,624)	(2,620)
Allowance for loan losses	(26,549)	(13,565)

Net loans	$5,618,185	4,670,150

6. Deposits
Deposits are summarized as follows:

	December 31,	June 30,
	2008	2008
	(In thousands)
Savings accounts	$393,053	417,196
Checking accounts	493,845	401,100
Money market accounts	279,305	229,018

Total core deposits	1,166,203	1,047,314
Certificates of deposit	3,066,435	2,922,961

	$4,232,638	3,970,275

7. Equity Incentive Plan
During the six months ended December 31, 2008, the Company recorded $5.3 million of share-based expense, comprised of stock option expense of $2.2 million and restricted stock expense of $3.1 million.
During the six months ended December 31, 2008, 365,000 options with an exercise price of $13.69 and a grant date fair value of $4.07 were granted and 7,500 options with an exercise price of $15.35 and a grant date fair value of $4.10 were forfeited. At December 31, 2008, 5,136,752 options, with a weighted average exercise price of $15.02 and a weighted average grant date fair value of $4.11, were outstanding, of which 3,368,792 were unvested. Expected future expense relating to the 3.4 million non-vested options outstanding as of December 31, 2008 is $12.3 million over a weighted average period of 3.23 years.
During the six months ended December 31, 2008, 125,000 shares of restricted stock with a grant date fair value of $13.69 were granted and 333,389 shares with a grant date fair value of $15.25 were vested. At December 31, 2008, 1,261,923 shares of restricted stock, with a weighted average grant date fair value of $14.89, are unvested. Expected future compensation expense relating to the 1.3 million restricted shares at December 31, 2008 is $16.6 million over a weighted average period of 4.0 years.
8. Net Periodic Benefit Plans Expense
The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to all employees of the Company if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit plan which provides benefits to its directors. The SERP and the Directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided. Effective December 31, 2006, the Company limited participation in the Directors’ plan to the then current participants and placed a cap on director’s fees for plan purposes at the December 31, 2006 rate.
The Company also provided (i) postretirement health care benefits to retired employees hired prior to April 1991 who attained at least ten years of service and (ii) certain life insurance benefits to all retired employees. During the year ended June 30, 2008, the Company curtailed the benefits to current employees and settled its obligations to retired employees.
The components of net periodic benefit expense are as follows:

	Three months ended December 31,
	SERP and Directors’ Plan		Other Benefits
	2008	2007	2008	2007
	(In thousands)
Service cost	$112	114	$—	12
Interest cost	257	239	11	61
Amortization of:
Transition obligation	—	—	8	19
Prior service cost	25	25	—	—
Net loss	32	29	(3)	(3)

Total net periodic benefit expense	$426	407	$16	89

	Six months ended December 31,
	SERP and Directors’ Plan		Other Benefits
	2008	2007	2008	2007
	(In thousands)
Service cost	$225	228	$—	23
Interest cost	513	479	22	122
Amortization of:
Transition obligation	—	—	17	38
Prior service cost	49	49	—	—
Net loss	64	57	(7)	(5)

Total net periodic benefit expense	$851	813	$32	178

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and other benefit plans in the fiscal year ending June 30, 2009.
The Company also maintains a defined benefit pension plan for eligible employees. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company contributed $614,000 to the defined benefit pension plan during the first six months of fiscal year 2009. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees, an unfunded non-qualified defined benefit SERP for the benefit of certain key employees and a postretirement life insurance benefit plan for the benefit of key employees. At December 31, 2008, the pension plan, SERP plan and postretirement life insurance plan had an accrued liability of $840,000, $981,000 and $346,000, respectively. At December 31, 2008, the charges recognized in accumulated other comprehensive loss for the pension plan, the SERP plan and the postretirement life insurance plan were $1,228,000, $223,000 and $180,000, respectively. For the six months ended December 31, 2008 and 2007, the expense related to these plans was $175,000 and $104,000, respectively.
9. Income Taxes
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
10. Fair Value Measurements
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
Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Approximately 99% of our securities available-for-sale portfolio consists of mortgage-backed securities. The fair values of these securities are obtained from an independent nationally recognized pricing service. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The remaining 1% of our securities available-for-sale portfolio is comprised primarily of private fund investments for which the issuer provides us prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2008.

	Carrying Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$174,843	—	174,843	$—
Equity securities	1,508	—	1,508	—

	$176,351	$—	$176,351	$—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Securities held-to-maturity
Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the held-to-maturity portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. For the six months ended December 31, 2008, the Company recognized an OTTI charge on our pooled trust preferred CDOs, for which level 2 was used as quoted prices in active markets for identical assets were not available.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2008.

	Carrying Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities held-to-maturity	$20,800	$—	$20,800	$—
MSR, net	961	—	—	961
Impaired loans	6,618	—	—	6,618

	$28,379	$—	$20,800	$7,579

11. Recent Accounting Pronouncements
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
In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.’’ This FASB Staff Position (FSP) amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008. The adoption did not have a material impact on the consolidated financial statements.
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
Executive Summary
Investors Bancorp’s fundamental business strategy is to be a well capitalized, full service community bank, providing high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve. Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
The Company’s results of operations are also significantly affected by general economic conditions. The financial services industry continues to face highly volatile and adverse economic conditions. The significant contributors to the disruptions include subprime mortgage lending, illiquidity in the capital and credit markets and the decline of real estate values. The U.S. government’s attempts to respond to the crisis affecting the financial services industry has not, to date, stabilized U.S. financial markets. While the government indicates it will continue to support the financial services industry, it is difficult to determine how the various government programs will impact the banking industry.
During the quarter, the Company recognized a $152.8 million pre-tax, ($90.6 million after-tax, or $0.87 per share), non-cash other-than-temporary impairment (“OTTI”) charge related to our portfolio of pooled bank trust preferred collateralized debt obligations (“CDOs”). The portfolio is comprised of 31 securities whose book value of $173.6 million has been reduced to $20.8 million as a result of this charge. Since purchase, the Company had received all payments due under the contractual terms through September 30, 2008. For the quarter ended December 31, 2008 the Company received 98.5% of the contractual payments due. The Company continues to have the ability and intent to hold these securities until their maturity, or recovery. The impairment was recognized because the market value of these securities continued to decline during the quarter and we do not believe the market value of these securities will recover within the foreseeable future. While the accounting rules for other-than-temporary impairment requires us to recognize this non-cash charge, we believe that actual losses will be less than this non-cash charge. Despite this charge, the Company maintains a strong tangible capital ratio of 10.48% and is considered well capitalized under regulatory guidelines.
The Company announced during the quarter that after careful consideration, it decided not to participate in the Treasury Department’s Capital Purchase Program which is part of the broader Troubled Asset Relief Program (TARP). In reaching this decision, the Company felt its strong capital position and conservative lending practices would allow it to continue originating loans to qualified individuals and businesses in its local market and navigate through this difficult economic environment. In addition, the Company’s mutual holding company parent, Investors Bancorp MHC, currently owns approximately 60% of the Company’s outstanding stock. The Company therefore has the ability to raise additional capital through a second step stock offering.
Given our strong capital position, we believe we are well positioned to deal with this economic uncertainty and take advantages of opportunities to enhance our franchise.
On December 15th, 2008 the Company announced the signing of a definitive agreement under which the Company will acquire American Bancorp of New Jersey, a community bank with $622 million in assets, $448 million in deposits and five branches in Essex and Passaic Counties. The transaction is expected to close in the second calendar quarter of 2009, subject to customary closing conditions including regulatory approvals and approval by American Bancorp of New Jersey’s shareholders. American is a well managed financial institution that maintains a strong credit culture and will help to enhance our geographic presence in New Jersey.
During 2008 the Federal Reserve lowered the Fed Funds rate by over 400 basis points which helped to reduce the cost of our interest-bearing liabilities by 105 basis points. Our core deposits have grown for the period as we continue to focus on this aspect of our business. In addition, core deposits have increased as depositors searched for well capitalized banks amidst the turmoil surrounding a number of larger financial institutions in our market.
This disruption in the financial markets has created an opportunity for us to add more loans as many financial institutions have reduced or stopped lending. Total loans increased to $5.62 billion at December 31, 2008 from $4.66 billion at June 30, 2008, an increase of 20.6%. The majority of the growth came from residential mortgage loans which grew 17.2%, or $690.2 million to $4.70 billion. In order to diversify our loan portfolio we have continued our expansion into commercial real estate lending. During the three months ended December 31, 2008 commercial real estate, construction and multi-family loans increased $272.1 million or 56.1%. As a result of strong loan growth that exceeded the available cash flows from the investment, loan and deposit portfolios, borrowed funds increased $570.0 million, or 36.5%, to $2.13 billion at December 31, 2008 from $1.56 billion at June 30, 2008. As we add more loans to our balance sheet we remain focused on maintaining our historically strict underwriting standards. We have never originated or purchased, and our portfolio does not include, any sub-prime loans.
During the six months ended December 31, 2008, we recorded a $13.0 million provision for loan losses. As our loan portfolio continues to grow and we increase the amount of commercial real estate loans, we believe higher loans loss provisions are prudent and necessary especially in light of the current economic environment. It is difficult to determine how the economy will fare in 2009 as we are faced with the uncertainty surrounding rising unemployment in our lending area, specifically, the financial services sector. We will monitor our loan portfolio carefully and continue our practices of conservative loan underwriting. Our strong capital position will help us navigate this difficult and unprecedented environment.
Excluding OTTI charges, net income was $7.6 million and $15.6 million for the three month and six month periods ended December 31, 2008, respectively, compared to $3.6 million and $6.2 million for the three month and six month periods ended December 31, 2007, respectively.
Comparison of Financial Condition at December 31, 2008 and June 30, 2008
Total Assets. Total assets increased by $764.6 million, or 11.9%, to $7.18 billion at December 31, 2008 from $6.42 billion at June 30, 2008. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio.
Net Loans. Net loans, including loans held for sale, increased by $955.2 million, or 20.4%, to $5.64 billion at December 31, 2008 from $4.68 billion at June 30, 2008. As many financial institutions have curtailed their lending operations, we have taken advantage of this opportunity to increase our loan portfolio without compromising our underwriting standards. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New

Jersey. We do not originate or purchase and our loan portfolio does not include any sub-prime loans.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the six months ended December 31, 2008 we originated $217.9 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended December 31, 2008, we purchased loans totaling $542.5 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the six months ended December 31, 2008, we purchased $279.6 million of residential mortgage loans that met our underwriting criteria on a “bulk purchase” basis.
For the six months ended December 31, 2008, we originated $46.5 million in multi-family loans, $84.0 million commercial real estate loans and $89.6 million in construction loans. We also purchased $100.9 million of multi-family loans in the secondary market on a “bulk purchase” basis. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family, commercial real estate and construction loans.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2008 was $532.5 million compared to $450.0 million at June 30, 2008. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes this criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The allowance for loan losses increased by $13.0 million to $26.5 million at December 31, 2008 from $13.6 million at June 30, 2008. Total non-performing loans, defined as non-accruing loans, were $47.8 million at December 31, 2008, $42.1 million at September 30, 2008 and $19.4 million at June 30, 2008. The majority of the increase from June 30, 2008 was the result of the previously disclosed $19.4 million multi-family loan to a New Jersey developer that was 30 days delinquent at June 30, 2008 and is now on non-accrual. Based on the current loan to value of approximately 55%, management believes that the probability of loss on this loan is low. Non-performing loans at December 31, 2008 are comprised of the following; 39 residential loans totaling $10.3 million; 5 multi-family and commercial loans totaling $20.4 million, which includes the $19.4 million loan described above; and 5 construction loans totaling $17.0 million that have specific reserves of $5.8 million. The ratio of non-performing loans to total loans was 0.85% at December 31, 2008, 0.79% at September 30, 2008 and 0.42% at June 30, 2008. The allowance for loan losses as a percentage of non-performing loans was 55.5% at December 31, 2008, 44.0% at September 30, 2008 and 70.0% at June 30, 2008. Our allowance for loan losses as a percentage of total loans was 0.47% at December 31, 2008, 0.35% at September 30, 2008 and 0.29% at June 30, 2008.
In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2008, the Company has three commercial real estate loans totaling $2.3 million and three construction loans totaling $23.9 million that it deemed potential problem loans. Four of the construction loans are current and two are 30 days delinquent. Management is actively monitoring these loans.
Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the impact of the deterioration of the real estate and economic environments in our lending area. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Securities. Securities, in the aggregate, decreased by $298.8 million, or 20.5%, to $1.16 billion at December 31, 2008, from $1.46 billion at June 30, 2008. The decrease is primarily the result of the Company writing-down the book value of pooled bank trust preferred CDOs through a $156.7 million pre-tax non-cash OTTI charge during the six months ended December 31, 2008. At June 30, 2008, the portfolio of pooled bank trust preferred CDOs contained securities with an amortized cost of $13.1 million which had an investment grade rating of AAA and $165.6 million with an investment grade rating of A. During the six month period ended December 31, 2008, Moody’s rating agency downgraded a number of these securities. Based on the Moody’s downgrades, the investment ratings as of December 31, 2008 were $5.8 million with an investment grade of AAA; $2.7 million with an investment grade of A; $3.6 million with an investment grade of BBB; and $8.7 million that are below investment grade. The impairment, which reduced the amortized cost of our portfolio of trust preferred CDOs to $20.8 million, was recognized as we do not believe that the securities market value will recover within the foreseeable future. The Company has the ability and intent to hold these securities until their maturity, or recovery, and the majority of the securities are performing in accordance with contractual terms. These securities will continue to be classified as held-to-maturity.
The securities portfolio also includes private label mortgage backed securities with an amortized cost of $190.7 million and a fair value of $173.8 million. Of these securities, $189.2 million in amortized cost, $172.2 million in fair value, are currently AAA rated and were originated in the period 2002-2004 and are performing in accordance with contractual terms. Given the decline in market value, several securities were evaluated for OTTI and management has determined that they are not OTTI at December 31, 2008. The decrease in fair value for these securities is attributed to changes in market interest rates. The remaining private label securities were received in the AMF redemption-in-kind exchange during the period ended December 31, 2008 and recorded at market value. The Company will continue to closely monitor the private label mortgage backed securities portfolio for other-than-temporary impairment which could result in a future non-cash charge to earnings.
As part of the merger with Summit Federal in June 2008, we acquired a $6.0 million mutual fund investment in AMF, which was deemed OTTI and was written down to fair value through pre-tax charges totaling $651,000 during the year ended June 30, 2008. The Company recorded an additional $456,000, pre-tax non-cash OTTI charge during the six months ended December 31, 2008. Management decided to liquidate this investment upon completion of the merger and had received $500,000 in cash liquidations through September 30, 2008, which represented the maximum allowable cash redemption by the asset manager for that time period. With the continued deterioration in the net asset value of AMF, management exercised a redemption-in-kind option available to shareholders. The redemption-in-kind allowed the Company to redeem its remaining shares in AMF for its pro-rata share of the underlying securities and cash. The Company received securities, primarily agency and private label mortgage-backed securities, totaling $3.9 million and $613,000 in cash. The securities were recorded at market value resulting in an additional $791,000 pre-tax charge related to the exchange.
Net Deferred Tax Asset. Net deferred tax asset increased by $68.0 million from $40.7 million at June 30, 2008 to $108.7 million at December 31, 2008 which is primarily attributed to the tax benefit recorded as a result of the OTTI charge on our pooled bank trust preferred CDOs. Based on current facts and circumstances, the Company believes that it is more likely than not that the net deferred tax asset will be realized.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $25.7 million from $60.9 million at June 30, 2008 to $86.6 million at December 31, 2008 as a result of an increase in our level of borrowings at December 31, 2008. There was also an increase in accrued interest receivable of $5.2 million resulting from an increase in the average balance of our interest-earning assets. Additionally, bank owned life insurance increased by $2.0 million from $96.2 million at June 30, 2008 to $98.2 million at December 31, 2008.
Deposits. Deposits increased by $262.4 million, or 6.6%, to $4.23 billion at December 31, 2008 from $3.97 billion at June 30, 2008. Certificates of deposits, checking account deposits, and money market account deposits increased by $143.5 million, $92.7 million and $50.3 million, respectively. These increases were partially offset by a $24.1 million decrease in savings account deposits.
Borrowed Funds. Borrowed funds increased $570.0 million, or 36.5%, to $2.13 billion at December 31, 2008 from $1.56 billion at June 30, 2008. We utilized wholesale borrowings to fund a portion of our loan growth because of the lower rates available in the wholesale markets.
Stockholders’ Equity. Stockholders’ equity decreased $74.7 million to $753.8 million at December 31, 2008 from $828.5 million at June 30, 2008 primarily due to net loss of $77.5 million for the six months ended December 31, 2008. The decrease was partially offset by an increase in additional paid-in capital for compensation costs associated with stock options and restricted stock.
Average Balance Sheets for the Three Months ended December 31, 2008 and 2007
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and six months ended December 31, 2008 and 2007. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the three months ended
	December 31, 2008				December 31, 2007
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$19,933		$7	0.14%	$26,501		$275	4.15%
Securities available-for-sale(1)	191,193		2,177	4.55%	240,958		2,769	4.60%
Securities held-to-maturity	1,175,931		13,405	4.56%	1,488,856		18,038	4.85%
Net loans	5,540,867		78,291	5.65%	3,974,934		57,185	5.75%
Stock in FHLB	88,496		619	2.80%	46,032		804	6.99%

Total interest-earning assets	7,016,420		94,499	5.39%	5,777,281		79,071	5.47%

Non-interest earning assets	195,093				187,257

Total assets	$7,211,513				$5,964,538

Interest-bearing Liabilities:
Savings	$389,446		$1,778	1.83%	$343,742		$1,703	1.98%
Interest-bearing checking	379,846		1,469	1.55%	346,898		1,890	2.18%
Money market accounts	298,300		1,805	2.42%	207,385		1,425	2.75%
Certificates of deposit	3,023,602		26,876	3.56%	2,925,555		35,040	4.79%
Borrowed funds	2,174,374		19,663	3.62%	1,201,523		14,424	4.80%

Total interest-bearing liabilities	6,265,568		51,591	3.29%	5,025,103		54,482	4.34%

Non-interest bearing liabilities	117,845				103,950

Total liabilities	6,383,413				5,129,053

Stockholders’ equity	828,100				835,485

Total liabilities and stockholders’ equity	$7,211,513				$5,964,538

Net interest income			$42,908				$24,589

Net interest rate spread(2)				2.10%				1.13%

Net interest earning assets(3)	$750,852				$752,178

Net interest margin(4)				2.45%				1.70%

Ratio of interest-earning assets to total interest- bearing liabilities	1.12	X			1.15	X

	For Six Months Ended
	December 31, 2008				December 31, 2007
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$19,221		$39	0.41%	$26,361		$556	4.22%
Securities available-for-sale (1)	196,848		4,491	4.56%	249,060		5,729	4.60%
Securities held-to-maturity	1,203,268		27,222	4.52%	1,521,984		36,849	4.84%
Net loans	5,241,754		148,771	5.68%	3,864,190		110,657	5.73%
Stock in FHLB	79,496		1,424	3.58%	42,856		1,400	6.53%

Total interest-earning assets	6,740,587		181,947	5.40%	5,704,451		155,191	5.44%

Non-interest-earning assets	191,168				184,999

Total assets	$6,931,755				$5,889,450

Interest-bearing liabilities:
Savings	$395,448		$3,650	1.85%	$347,864		$3,587	2.06%
Interest-bearing checking	371,200		2,842	1.53%	358,039		4,351	2.43%
Money market accounts	265,074		3,024	2.28%	197,475		2,664	2.70%
Certificates of deposit	2,968,288		53,421	3.60%	2,883,144		69,209	4.80%
Borrowed funds	1,990,807		37,362	3.75%	1,160,360		28,527	4.92%

Total interest-bearing liabilities	5,990,817		100,299	3.35%	4,946,882		108,338	4.38%

Non-interest-bearing liabilities	114,409				104,371

Total liabilities	6,105,226				5,051,253

Stockholders’ equity	826,529				838,197

Total liabilities and stockholders’ equity	$6,931,755				$5,889,450

Net interest income			$81,648				$46,853

Net interest rate spread (2)				2.05%				1.06%

Net interest-earning assets (3)	$749,770				$757,569

Net interest margin (4)				2.42%				1.64%

Ratio of interest-earning assets to total interest- bearing liabilities	1.13	X			1.15	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007
Net Income. The Company incurred a net loss of $83.0 million for the three months ended December 31, 2008 compared to net income of $3.6 million for the three months ended December 31, 2007. Basic loss per share was $0.80 for the three months ended December 31, 2008 compared to basic and diluted earnings of $0.03 per share for the three months ended December 31, 2007.
The Company recognized a $152.8 million pre-tax, ($90.6 million after-tax, or $0.87 per share), non-cash OTTI charge for the three months ended December 31, 2008 related to our portfolio of pooled bank trust preferred CDOs. The portfolio is comprised of 31 securities whose book value of $173.6 million has been reduced to $20.8 million as a result of this charge. Since purchase, the Company had received all payments due under the contractual terms through September 30, 2008. For the quarter ended December 31, 2008 the Company received 98.5% of the contractual payments due. The Company continues to have the ability and intent to hold these securities until their maturity, or recovery.
The impairment was recognized because the market value of these securities continued to decline during the quarter and we do not believe the market value of these securities will recover within the foreseeable future. While following the accounting rules for other-than-temporary impairment requires us to take this non-cash charge, we believe that actual losses will be less than this non-cash charge.
Net Interest Income. Our net interest margin for the three months and six months ended December 31, 2008 was positively impacted by the Federal Reserve lowering the Fed Funds rate by over 400 basis points during the last year. This resulted in a steeper yield curve which allowed us to borrow money at lower rates and reduce deposit rates while keeping mortgage rates relatively stable.
Net interest income increased by $18.3 million, or 74.5%, to $42.9 million for the three months ended December 31, 2008 from $24.6 million for the three months ended December 31, 2007. The increase was caused primarily by a 105 basis point decrease in our cost of interest-bearing liabilities to 3.29% for the three months ended December 31, 2008 from 4.34% for the three months ended December 31, 2007. This was partially offset by an 8 basis point decrease in our yield on interest-earning assets to 5.39% for the three months ended December 31, 2008 from 5.47% for the three months ended December 31, 2007. Our net interest margin improved by 75 basis points from 1.70% for the three months ended December 31, 2007 to 2.45% for the three months ended December 31, 2008.
Interest and Dividend Income. Total interest and dividend income increased by $15.4 million, or 19.5%, to $94.5 million for the three months ended December 31, 2008 from $79.1 million for the three months ended December 31, 2007. This increase is attributed to the average balance of interest-earning assets increasing $1.24 billion, or 21.4%, to $7.02 billion for the three months ended December 31, 2008 from $5.78 billion for the three months ended December 31, 2007. This was partially offset by an 8 basis point decrease in the weighted average yield on interest-earning assets to 5.39% for the three months ended December 31, 2008 compared to 5.47% for the three months ended December 31, 2007.

Interest income on loans increased by $21.1 million, or 36.9%, to $78.3 million for the three months ended December 31, 2008 from $57.2 million for the three months ended December 31, 2007, reflecting a $1.57 billion, or 39.4%, increase in the average balance of net loans to $5.54 billion for the three months ended December 31, 2008 from $3.97 billion for the three months ended December 31, 2007. The average yield on loans decreased 10 basis points to 5.65% for the three months ended December 31, 2008 from 5.75% for the three months ended December 31, 2007.
Interest income on all other interest-earning assets, excluding loans, decreased by $5.7 million, or 25.9%, to $16.2 million for the three months ended December 31, 2008 from $21.9 million for the three months ended December 31, 2007. This decrease reflected a $326.8 million decrease in the average balance of all other interest-earning assets, excluding loans, and a 47 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 4.39% for the three months ended December 31, 2008 from 4.86% for the three months ended December 31, 2007.
Interest Expense. Total interest expense decreased by $2.9 million, or 5.3%, to $51.6 million for the three months ended December 31, 2008 from $54.5 million for the three months ended December 31, 2007. This decrease was due to the weighted average cost of total interest-bearing liabilities decreasing 105 basis points to 3.29% for the three months ended December 31, 2008 compared to 4.34% for the three months ended December 31, 2007. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.24 billion, or 24.7%, to $6.27 billion for the three months ended December 31, 2008 from $5.03 billion for the three months ended December 31, 2007.
Interest expense on interest-bearing deposits decreased $8.1 million, or 20.3% to $31.9 million for the three months ended December 31, 2008 from $40.1 million for the three months ended December 31, 2007. This decrease was due to a 107 basis point decrease in the average cost of interest-bearing deposits to 3.12% for the three months ended December 31, 2008 from 4.19% for the three months ended December 31, 2007. This was partially offset by the average balance of interest-bearing deposits increasing $267.6 million, or 7.0% to $4.09 billion for the three months ended December 31, 2008 from $3.82 billion for the three months ended December 31, 2007.
Interest expense on borrowed funds increased by $5.2 million, or 36.3%, to $19.7 million for the three months ended December 31, 2008 from $14.4 million for the three months ended December 31, 2007. This increase is due to the average balance of borrowed funds increasing by $972.9 million or 81.0%, to $2.17 billion for the three months ended December 31, 2008 from $1.20 billion for the three months ended December 31, 2007. This was partially offset by the average cost of borrowed funds decreasing 118 basis points to 3.62% for the three months ended December 31, 2008 from 4.80% for the three months ended December 31, 2007.
Provision for Loan Losses. Our provision for loan losses was $8.0 million for the three month period ended December 31, 2008 compared to $1.8 million for the three month period ended December 31, 2007. For the three months ended December 31, 2008, net charge-offs totaled $14,000 compared to net charge-offs of $4,000 for the three months ended December 31, 2007. The increase in our provision is due to continued growth in the loan portfolio; an additional $2.0 million specific reserve on a previously disclosed $11.0 million impaired loan; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an increase in loan delinquency and non-performing loans; and the adverse economic conditions in our lending area. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2008 and June 30, 2008.”
Non-interest Income. Total non-interest income decreased by $154.2 million to a loss of $152.0 million for the three months ended December 31, 2008 from income of $2.2 million for the three months ended December 31, 2007. The decrease was primarily the result of a $152.8 million pre-tax non-cash OTTI charge recognized on our pooled bank trust preferred CDOs for the three months ended December 31, 2008. Due to a lack of liquidity in the market and the prolonged broker price deterioration for these securities, we do not believe the market value of these securities will recover within the foreseeable future. Additionally, during the three months ended December 31, 2008 we took an additional $791,000 pre-tax charge on the redemption in kind of the AMF, a mutual fund acquired in the June 2008 merger with Summit Federal.
Non-interest Expenses. Total non-interest expenses increased by $3.5 million, or 18.2%, to $22.8 million for the three months ended December 31, 2008 from $19.3 million for the three months ended December 31, 2007. Included in the prior year quarter was a $2.3 million gain recognized from the curtailment and settlement of our postretirement benefit obligation. Excluding this item, the net increase of $1.2 million is attributed to Federal deposit insurance premiums increasing by $564,000 as we exhausted our FDIC One-Time Assessment Credit; compensation and fringe benefits increasing as a result of staff additions in our commercial real estate, retail banking areas and our mortgage company as well as equity incentive plan expense increasing for grants made during 2008; and the cost associated with opening a new branch.
Income Taxes. Income tax benefit was $57.0 million for the three months ended December 31, 2008 representing an effective tax benefit rate of 40.7% for the period. The benefit is primarily the result of the OTTI charge taken on our pooled trust preferred securities which is described above. There was an income tax expense of $2.1 million for the three months ended December 31, 2007.
Comparison of Operating Results for the Six Months Ended December 31, 2008 and 2007
Net Income. The Company incurred a net loss for the six months ended December 31, 2008 of $77.5 million compared to net income of $6.0 million for the six months ended December 31, 2007. Basic loss per share was $0.75 for the six months ended December 31, 2008 compared to basic and diluted earnings of $0.06 per share for the six months ended December 31, 2007. For the six month period ended December 31, 2008, the Company recorded OTTI charges of $156.7 million on the pooled trust preferred CDOs and $456,000 on the AMF. See discussion of securities and the OTTI charge in “Comparison of Financial Condition at December 31, 2008 and June 30, 2008.”
Net Interest Income. Net interest income increased by $34.8 million, or 74.3%, to $81.6 million for the six months ended December 31, 2008 from $46.9 million for the six months ended December 31, 2007. The increase was caused primarily by a 103 basis point decrease in our cost of interest-bearing liabilities to 3.35% for the six months ended December 31, 2008 from 4.38% for the six months ended December 31, 2007. This was partially offset by a 4 basis point decrease in our yield on interest-earning assets to 5.40% for the six months ended December 31, 2008 from 5.44% for the six months ended December 31, 2007. Our net interest margin improved by 78 basis points from 1.64% for the six months ended December 31, 2007 to 2.42% for the six months ended December 31, 2008.
Our net interest margin for the three months and six months ended December 31, 2008 was positively impacted by the Federal Reserve lowering the Fed Funds rate by over 400 basis points during the last year. This resulted in a steeper yield curve which allowed us to borrow money at lower rates and reduce deposit rates while keeping mortgage rates relatively stable.
Interest and Dividend Income. Total interest and dividend income increased by $26.8 million, or 17.2%, to $181.9 million for the six months ended December 31, 2008 from $155.2 million for the six months ended December 31, 2007. This increase is due to the average balance of interest-earning assets increasing $1.04 billion, or 18.2%, to $6.74 billion for the six months ended December 31, 2008 from $5.70 billion for the six months ended December 31, 2007. This was partially offset by a 4 basis point decrease in the weighted average yield on interest-earning assets to 5.40% for the six months ended December 31, 2008 compared to 5.44% for the six months ended December 31, 2007.
Interest income on loans increased by $38.1 million, or 34.4%, to $148.8 million for the six months ended December 31, 2008 from $110.7 million for the six months ended December 31, 2007, reflecting a $1.38 billion, or 35.6%, increase in the average balance of net loans to $5.24 billion for the six months ended December 31, 2008 from $3.86 billion for the six months ended December 31, 2007. The average yield on loans decreased 5 basis points to 5.68% for the six months ended December 31, 2008 from 5.73% for the six months ended December 31, 2007.
Interest income on all other interest-earning assets, excluding loans, decreased by $11.4 million, or 25.5%, to $33.2 million for the six months ended December 31, 2008 from $44.5 million for the six months ended December 31, 2007. This decrease reflected a $341.4 million decrease in the average balance of all other interest-earning assets and a 41 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 4.43% for the six months ended December 31, 2008 from 4.84% for the six months ended December 31, 2007.
Interest Expense Total interest expense decreased by $8.0 million, or 7.4%, to $100.3 million for the six months ended December 31, 2008 from $108.3 million for the six months ended December 31, 2007. This decrease was due to the weighted average cost of total interest-bearing liabilities decreasing 103 basis points to 3.35% for the six months ended December 31, 2008 compared to 4.38% for the six months ended December 31, 2007. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.04 billion, or 21.1%, to $5.99 billion for the six months ended December 31, 2008 from $4.95 billion for the six months ended December 31, 2007.
Interest expense on interest-bearing deposits decreased $16.9 million, or 21.1% to $62.9 million for the six months ended December 31, 2008 from $79.8 million for the six months ended December 31, 2007. This decrease was due to a 107 basis point decrease in the average cost of interest-bearing deposits to 3.15% for the six months ended December 31, 2008 from 4.22% for the six months ended December 31, 2007. This was partially offset by the average balance of interest-bearing deposits increasing $213.5 million, or 5.64% to $4.00 billion for the six months ended December 31, 2008 from $3.79 billion for the six months ended December 31, 2007.

Interest expense on borrowed funds increased by $8.8 million, or 31.0%, to $37.4 million for the six months ended December 31, 2008 from $28.5 million for the six months ended December 31, 2007. This increase is attributed to the average balance of borrowed funds increasing by $830.4 million or 71.6%, to $1.99 billion for the six months ended December 31, 2008 from $1.16 billion for the six months ended December 31, 2007. This was partially offset by the average cost of borrowed funds decreasing 117 basis points to 3.75% for the six months ended December 31, 2008 from 4.92% for the six months ended December 31, 2007.
Provision for Loan Losses Our provision for loan losses was $13.0 million for the six month period ended December 31, 2008 compared to $1.9 million for the six month period ended December 31, 2007. For the six months ended December 31, 2008, net charge-offs totaled $17,000 compared to net charge-offs of $8,000 for the six months ended December 31, 2007. The increase in our provision is due to continued growth in the loan portfolio; an additional $3.0 million specific reserve on a previously disclosed $11.0 million impaired loan; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an increase in loan delinquency and non-performing loans; and the adverse economic conditions in our lending area. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at December 31, 2008 and June 30, 2008.”
Non-interest Income. Total non-interest income decreased by $158.1 million to a loss of $154.3 million for the six months ended December 31, 2008 from income of $3.8 million for the six months ended December 31, 2007. The decrease was primarily the result of a $156.7 million pre-tax non-cash OTTI charge recognized on our pooled bank trust preferred CDO for the six months ended December 31, 2008. Due to a lack of liquidity in the market and the prolonged broker price deterioration for these securities, we do not believe the market value of these securities will recover within the foreseeable future. Additionally, during the six months ended December 31, 2008 we took an additional $456,000 pre-tax non-cash OTTI charge on the AMF and $791,000 pre-tax charge on the redemption in kind of the AMF, a mutual fund acquired in the June 2008 merger with Summit Federal.
Non-interest Expenses. Total non-interest expenses increased by $5.7 million, or 14.5%, to $45.2 million for the six months ended December 31, 2008 from $39.5 million for the six months ended December 31, 2007. Included in the prior year quarter was a $2.3 million gain recognized from the curtailment and settlement of our postretirement benefit obligation. Excluding this item, the net increase of $3.4 million is attributed to Federal deposit insurance premiums increasing by $1.1 million as we exhausted our FDIC One-Time Assessment Credit; compensation and fringe benefits increasing as a result of staff additions in our commercial real estate, retail banking areas and our mortgage company as well as equity incentive plan expense increasing for grants made during 2008; the cost associated with opening a new branch; and additional advertising expense to increase our exposure and promote our deposit and loan growth initiatives.
Income Taxes. Income tax benefit was $53.3 million for the six months ended December 31, 2008 representing a 40.8% effective tax benefit rate for the period. The benefit is primarily the result of the OTTI charge taken on our pooled trust preferred securities which is described above. For the six months ended December 31, 2007 there was an income tax expense of $3.2 million.

Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including additional borrowing capacity from the FHLB and other correspondent banks.
At December 31, 2008 the Company had $93.0 million in overnight borrowings outstanding compared to $88.0 million of outstanding overnight borrowings at June 30, 2008. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.13 billion at December 31, 2008, an increase from $1.56 billion at June 30, 2008. This increase was primarily the result of strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2008, outstanding commitments to originate loans totaled $187.5 million; outstanding unused lines of credit totaled $326.8 million; standby letters of credit totaled $2.7 million and outstanding commitments to sell loans totaled $59.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.64 billion at December 31, 2008. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a third share repurchase program at their January 2008 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The third share repurchase program commenced upon completion of the second program on May 7, 2008. Under this program, up to 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended December 31, 2008, the Company repurchased 82,827 shares of its common stock. Under the current share repurchase program, 3,514,617 shares remain available for repurchase. As of December 31, 2008, a total of 10,896,052 shares have been purchased under Board authorized share repurchase programs, of which 1,928,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of December 31, 2008 Investors Savings Bank and Investors Bancorp, Inc. exceeded all regulatory capital requirements as follows:

	As of December 31, 2008
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$677,938	17.4%	$312,635	8.0%
Tier I capital (to risk-weighted assets)	651,389	16.7	156,317	4.0
Tier I capital (to average assets)	651,389	9.0	288,285	4.0
As of December 31, 2008, Investors Bancorp, Inc had total capital to risk-weighted assets of 20.1%, Tier I capital to risk-weighted assets of 19.4% and Tier I to average assets of 10.6%.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of December 31, 2008:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years

Debt obligations (excluding capitalized leases)	$2,133,569	613,000	355,000	520,000	645,569
Commitments to originate and purchase loans	$187,538	187,538	—	—	—
Commitments to sell loans	$59,645	59,645	—	—	—
Additionally, at December 31, 2008, the Company’s commitments to fund unused lines of credit totaled $326.8 million.
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
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of December 31, 2008 have not changed significantly from June 30, 2008.
On December 15, 2008, the Company announced the signing of a definitive agreement under which the Company will acquire American Bancorp of New Jersey. The transaction is expected to close in the second calendar quarter of 2009, subject to customary closing conditions including regulatory approvals and approval by American Bancorp of New Jersey’s shareholders.

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
Our allowance for loan losses reflects probable losses considering, among other things, the actual growth and change in composition of the loan portfolio, the level of non-performing loans and charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
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
If it is determined that the value of any security has declined below its cost or amortized cost, and such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. During the six months ended December 31, 2008, we recorded a $156.7 million, pre-tax, non-cash, other-than-temporary impairment charge on our pooled bank trust preferred securities classified as held to maturity.

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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable-rate first mortgages. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans and adjustable-rate construction loans.
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
Quantitative Analysis. The table below sets forth, as of December 31, 2008 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
Change in					Increase (Decrease) in Estimated
Interest Rates		Estimated Increase (Decrease)		Estimated Net	Net Interest Income
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)
+200bp	$445,790	$(264,989)	(37.3)%	$167,548	$(10,573)	(5.9)%
0bp	$710,779	—	—	$178,121	—	—
-100bp	$751,563	$40,784	5.7%	$182,112	$3,991	2.2%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at December 31, 2008 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 37.3% decrease in NPV and a $10.6 million or 5.9% decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.7% increase in NPV and a $4.0 million or 2.2% increase in annual net interest income. This data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 7, 2008, the FDIC adopted a restoration plan that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. The FDIC is implementing the proposed rule starting in January 2009.
The Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, In addition, the FDIC announced the Temporary Liquidity Guarantee (“TLG”) Program. The TLG Program covers two programs: 1.) Transaction Account Guarantee Program and the 2.) Debt Guarantee Program. The Company has elected to participate in the Transaction Account Guarantee Program, which will increase the insurance coverage for the following deposit accounts in excess of $250,000: all non-interested bearing accounts, NOW accounts (as long as the interest rate paid is equal to or below 50 basis points) and IOLTA accounts. The cost of the program to the Company will be 10 basis points annualized and the expiration of the program is December 31, 2009.
These actions will significantly increase the Company’s non-interest expense in 2009 and in future years as long as the increased premiums are in place.
If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings and Stockholders’ Equity Could Decrease
We own common stock of the Federal Home Loan Bank of New York (FHLB-NY). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2008 was $86.6 million based on its par value. There is no market for our FHLB-NY common stock.
Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the second quarter of fiscal 2009 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
October 1, 2008 through October 31, 2008	—	$—	—	3,597,444
November 1, 2008 through November 30, 2008	40,927	12.48	40,927	3,556,517
December 1, 2008 through December 31, 2008	41,900	14.00	41,900	3,514,617
Total	82,827	$13.25	82,827

(1)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 3,514,617 shares yet to be purchased as of December 31, 2008.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders

Not applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Executive Officer Annual Incentive Plan**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as exhibits to the Company’s Registration Statement on Form S-1, and any amendments thereto, with the Securities and Exchange Commission (Registration No. 333-125703)

**	Filed as Appendix A to the Company’s definitive proxy statement with the Securities and Exchange Commission of September 26, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Investors Bancorp, Inc.
Dated: February 9, 2009	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 9, 2009	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)