Form 10-Q
period 2009-03-31
Investors Bancorp Inc
filed 2009-05-11
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     As of April 30, 2009 there were 109,052,929 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 59.46% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2009 (Unaudited) and June 30, 2008

	March 31,	June 30,
	2009	2008
	(In thousands)
Assets

Cash and cash equivalents	$322,469	22,823
Securities available-for-sale, at estimated fair value	166,584	203,032
Securities held-to-maturity, net (estimated fair value of $948,896 and $1,198,053 at March 31, 2009 and June 30, 2008, respectively)	930,349	1,255,054
Loans receivable, net	5,560,678	4,670,150
Loans held-for-sale	37,220	9,814
Stock in the Federal Home Loan Bank	69,574	60,935
Accrued interest receivable	32,535	27,716
Office properties and equipment, net	34,894	29,710
Net deferred tax asset	108,214	40,702
Bank owned life insurance contract	98,409	96,170
Other assets	5,907	3,036

Total assets	$7,366,833	6,419,142

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$4,770,178	3,970,275
Borrowed funds	1,755,562	1,563,583
Advance payments by borrowers for taxes and insurance	24,015	21,829
Other liabilities	50,219	34,917

Total liabilities	6,599,974	5,590,604

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 109,052,929 and 109,010,756 outstanding at March 31, 2009 and June 30, 2008, respectively	532	532
Additional paid-in capital	522,126	514,613
Retained earnings	415,612	486,244
Treasury stock, at cost; 8,967,351 and 9,009,524 shares at March 31, 2009 and June 30, 2008, respectively	(128,121)	(128,977)
Unallocated common stock held by the employee stock ownership plan	(36,514)	(37,578)
Accumulated other comprehensive loss	(6,776)	(6,296)

Total stockholders’ equity	766,859	828,538

Total liabilities and stockholders’ equity	$7,366,833	6,419,142

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$76,723	57,605	225,494	168,262
Securities:
Government-sponsored enterprise obligations	304	1,119	1,295	4,024
Mortgage-backed securities	11,946	15,346	38,219	48,717
Equity securities available-for-sale	1	68	64	224
Municipal bonds and other debt	2,986	2,627	7,372	8,773
Interest-bearing deposits	119	258	158	814
Repurchase agreements	—	162	—	162
Federal Home Loan Bank stock	670	975	2,094	2,375

Total interest and dividend income	92,749	78,160	274,696	233,351

Interest expense:
Deposits	33,900	38,395	96,837	118,206
Borrowings	17,691	12,887	55,053	41,414

Total interest expense	51,591	51,282	151,890	159,620

Net interest income	41,158	26,878	122,806	73,731
Provision for loan losses	8,000	997	21,000	2,946

Net interest income after provision for loan losses	33,158	25,881	101,806	70,785

Non-interest income (loss) :
Fees and service charges	906	780	2,358	2,348
Income on bank owned life insurance contracts	256	950	2,239	3,016
Gain on sales of mortgage loans, net	2,163	234	2,229	466
Gain (loss) on securities transactions, net	2	(17)	(157,969)	(241)
Other income	90	188	302	366

Total non-interest income (loss)	3,417	2,135	(150,841)	5,955

Non-interest expenses:
Compensation and fringe benefits	15,670	13,998	45,413	40,268
Advertising and promotional expense	640	643	2,400	1,890
Office occupancy and equipment expense	2,998	2,685	8,540	8,052
Federal deposit insurance premiums	1,800	115	3,157	335
Stationery, printing, supplies and telephone	488	494	1,523	1,388
Legal, audit, accounting, and supervisory examination fees	599	580	1,789	1,616
Data processing service fees	1,113	1,197	3,348	3,375
Other operating expenses	1,147	922	3,466	3,175

Total non-interest expenses	24,455	20,634	69,636	60,099

Income (loss) before income tax expense (benefit)	12,120	7,382	(118,671)	16,641

Income tax expense (benefit)	5,042	2,847	(48,281)	6,091

Net income (loss)	$7,078	4,535	(70,390)	10,550

Basic earnings (loss) per share	$0.07	0.04	(0.68)	0.10
Diluted earnings per share	$0.07	0.04	n/a	0.10
Weighted average shares outstanding
Basic	104,192,971	104,697,317	103,977,771	105,809,536
Diluted	104,228,891	104,780,465	103,977,771	105,953,418
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2009 and 2008
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at June 30, 2007	$532	506,026	470,205	(70,973)	(38,996)	(7,935)	858,859

Comprehensive income:
Net income	—	—	10,550	—	—	—	10,550
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $891	—	—	—	—	—	1,337	1,337
Change in funded status of retirement obligations, net of tax expense of $54	—	—	—	—	—	80	80
Unrealized gain on securities available- for-sale, net of tax expense of $1,520	—	—	—	—	—	2,175	2,175
Reclassification adjustment for losses included in net income	—	—	—	—	—	242	242

Total comprehensive income							14,384

Cummulative effect adjustment upon adoption of FIN-48	—	—	300	—	—	—	300
Purchase of treasury stock (3,470,200 shares)	—	—	—	(47,920)	—	—	(47,920)
Treasury stock allocated to restricted stock plan	—	(1,830)	(289)	2,119	—	—	—
Compensation cost for stock options and restricted stock	—	7,215	—	—	—	—	7,215
ESOP shares allocated or committed to be released	—	449	—	—	1,064	—	1,513

Balance at March 31, 2008	$532	511,860	480,766	(116,774)	(37,932)	(4,101)	834,351

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538

Comprehensive income:
Net income	—	—	(70,390)	—	—	—	(70,390)
Change in funded status of retirement obligations, net of tax benefit of $81	—	—	—	—	—	(116)	(116)
Unrealized loss on securities available- for-sale, net of tax benefit of $303	—	—	—	—	—	(821)	(821)
Reclassification adjustment for losses included in net income	—	—	—	—	—	457	457

Total comprehensive income							(70,870)

Purchase of treasury stock (82,827 shares)	—	—	—	(1,097)	—	—	(1,097)
Treasury stock allocated to restricted stock plan	—	(1,711)	(242)	1,953	—	—	—
Compensation cost for stock options and restricted stock	—	8,953	—	—	—	—	8,953
ESOP shares allocated or committed to be released	—	271	—	—	1,064	—	1,335

Balance at March 31, 2009	$532	522,126	415,612	(128,121)	(36,514)	(6,776)	766,859

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(70,390)	10,550
Adjustments to reconcile net income to net cash used in operating activities:
ESOP and stock-based compensation expense	10,288	8,728
Amortization of premiums and accretion of discounts on securities, net	(895)	800
Amortization of premium and accretion of fees and costs on loans, net	3,755	1,549
Provision for loan losses	21,000	2,946
Depreciation and amortization of office properties and equipment	1,629	2,090
Loss on securities, net	157,969	241
Mortgage loans originated for sale	(437,142)	(59,982)
Proceeds from mortgage loan sales	411,965	57,136
Gain on sales of mortgage loans, net	(2,229)	(466)
Increase in bank owned life insurance contract	(2,239)	(3,016)
Increase in accrued interest	(4,819)	(1,718)
Deferred tax benefit	(67,131)	(1,639)
Increase in other assets	(2,871)	(29)
Increase in other liabilities	15,107	3,072

Total adjustments	104,387	9,713

Net cash provided by operating activities	33,997	20,263

Cash flows from investing activities:
Purchases of loans receivable	(973,835)	(467,362)
Net originations (pay down) of loans receivable	58,552	(22,647)
Purchases of debt securities held-to-maturity	—	(23,117)
Purchases of other investments available-for-sale	(100)	(1,400)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	149,079	178,178
Proceeds from calls/maturities on debt securities held-to-maturity	19,643	73,508
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	33,928	43,087
Redemption of equity securities available-for-sale	863	—
Proceeds from redemptions of Federal Home Loan Bank stock	50,762	21,323
Purchases of Federal Home Loan Bank stock	(59,401)	(29,282)
Purchases of office properties and equipment	(6,813)	(2,869)

Net cash used in investing activities	(727,322)	(230,581)

Cash flows from financing activities:
Net increase in deposits	799,903	215,148
Net decrease in funds borrowed under short-term repurchase agreements	(25,000)	(160,000)
Proceeds from funds borrowed under other repurchase agreements	55,000	590,000
Repayments of funds borrowed under other repurchase agreements	(145,000)	(80,000)
Net increase (decrease) in other borrowings	306,979	(233,121)
Net increase in advance payments by borrowers for taxes and insurance	2,186	1,690
Purchase of treasury stock	(1,097)	(47,920)

Net cash provided by financing activities	992,971	285,797

Net increase in cash and cash equivalents	299,646	75,478

Cash and cash equivalents at beginning of the period	22,823	35,582

Cash and cash equivalents at end of the period	$322,469	111,060

Supplemental cash flow information:
Cash paid during the period for:
Interest	$150,747	156,942
Income taxes	10,415	2,194
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2009.
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
2. Mergers and Acquisitions
On December 15, 2008, the Company announced the signing of a definitive agreement under which the Company will acquire American Bancorp of New Jersey, a community bank with $667 million in assets, $499 million in deposits and five branches in Essex and Passaic Counties. On April 14, 2009 the Company announced it received all of the necessary regulatory approvals to proceed with the acquisition of American Bancorp. American Bancorp’s annual meeting of shareholders, at which their shareholders will vote on the acquisition, is scheduled to be held on May 19, 2009. If shareholder approval is received, the merger is scheduled to close on or about May 29, 2009.
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2009			2008
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net Income	$7,078			$4,535

Basic earnings per share:
Income available to common stockholders	$7,078	104,192,971	$0.07	$4,535	104,697,317	$0.04

Effect of dilutive common stock equivalents	—	35,920		—	83,148

Diluted earnings per share:
Income available to common stockholders	$7,078	104,228,891	$0.07	$4,535	104,780,465	$0.04

	For the Nine Months Ended March 31,
	2009			2008
			Per			Per
			Share			Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net (Loss) Income	$(70,390)			$10,550

Basic (loss) earnings per share:
(Loss) income available to common stockholders	$(70,390)	103,977,771	$(0.68)	$10,550	105,809,536	$0.10

Effect of dilutive common stock equivalents	—	—		—	143,882

Diluted (loss) earnings per share:
(Loss) income available to common stockholders	$(70,390)	103,977,771	n/a	$10,550	105,953,418	$0.10

4. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	March 31,	June 30,
	2009	2008
	(In thousands)
Residential mortgage loans	$4,605,008	4,009,563
Multi-family and commercial	496,308	225,154
Construction loans	315,151	260,177
Consumer and other loans	158,258	168,819

Total loans	5,574,725	4,663,713

Premiums on purchased loans, net	23,462	22,622
Deferred loan fees, net	(2,968)	(2,620)
Allowance for loan losses	(34,541)	(13,565)

Net loans	$5,560,678	4,670,150

5. Deposits
Deposits are summarized as follows:

	March 31,	June 30,
	2009	2008
	(In thousands)
Savings acounts	$611,750	417,196
Checking accounts	886,264	401,100
Money market accounts	315,357	229,018

Total core deposits	1,813,371	1,047,314
Certificates of deposit	2,956,807	2,922,961

	$4,770,178	3,970,275

6. Equity Incentive Plan
During the nine months ended March 31, 2009, the Company recorded $9.0 million of share-based expense, comprised of stock option expense of $3.7 million and restricted stock expense of $5.2 million.
During the nine months ended March 31, 2009, 365,000 options with an exercise price of $13.69 and a grant date fair value of $4.07 were granted and 7,500 options with an exercise price of $15.35 and a grant date fair value of $4.10 were forfeited. At March 31, 2009, 5,136,752 options, with a weighted average exercise price of $15.02 and a weighted average grant date fair value of $4.11, were outstanding, of which 3,037,149 were unvested. Expected future expense relating to the 3.0 million non-vested options outstanding as of March 31, 2009 is $10.8 million over a weighted average period of 2.98 years.
During the nine months ended March 31, 2009, 125,000 shares of restricted stock with a grant date fair value of $13.69 were granted and 465,249 shares with a weighted average grant date fair value of $15.08 were vested. At March 31, 2009, 1,130,063 shares of restricted stock, with a weighted average grant date fair value of $14.92, are unvested. Expected future compensation expense relating to the 1.1 million restricted shares at March 31, 2009 is $14.5 million over a weighted average period of 3.0 years.
7. Net Periodic Benefit Plans Expense
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
The components of net periodic benefit expense are as follows:

	Three months ended March 31,
	SERP and Directors’ Plan		Other Benefits
	2009	2008	2009	2008
		(In thousands)
Service cost	$112	114	$—	12
Interest cost	257	239	11	61
Amortization of:
Transition obligation	—	—	8	19
Prior service cost	25	25	—	—
Net loss	32	29	(3)	(3)

Total net periodic benefit expense	$426	407	$16	89

	Nine months ended March 31,
	SERP and Directors’ Plan		Other Benefits
	2009	2008	2009	2008
		(In thousands)
Service cost	$337	342	$—	35
Interest cost	769	718	33	182
Amortization of:
Transition obligation	—	—	26	56
Prior service cost	74	74	—	—
Net loss	96	86	(11)	(7)

Total net periodic benefit expense	$1,276	1,220	$48	266

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and other benefit plans in the fiscal year ending June 30, 2009.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company contributed $1,151,000 to the defined benefit pension plan during the first nine months of fiscal year 2009. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees, an unfunded non-qualified defined benefit SERP for the benefit of certain key employees and a postretirement life insurance benefit plan for the benefit of key employees. At March 31, 2009, the pension plan, SERP plan and postretirement life insurance plan had an accrued liability of $868,000, $951,000 and $352,000, respectively. At March 31, 2009, the charges recognized in accumulated other comprehensive loss for the pension plan, the SERP plan and the postretirement life insurance plan were $1,208,000, $215,000 and $173,000, respectively. For the nine months ended March 31, 2009 and 2008, the expense related to these plans was $263,000 and $170,000, respectively.
8. Income Taxes
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
9. Fair Value Measurements
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
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights, or MSR, loans receivable and real estate owned, or REO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held for sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
In accordance with SFAS No. 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

We base our fair values on the price that would likely be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2009.

	Carrying Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities available for sale:
Mortgage-backed securities	$165,172	—	165,172	—
Equity securities	1,412	—	1,412	—

	$166,584	—	166,584	—

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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2009.

	Carrying Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities held-to-maturity	$20,800	—	20,800	—
MSR, net	961	—	—	961
Impaired loans	25,523	—	—	25,523

	$47,284	—	20,800	26,484

10. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS 157-4, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact the adoption of FSP FAS 157-4 may have on its financial condition, results of operations and financial statement disclosures.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this accounting pronouncement could result in a significant reclass to the components within stocholders’ equity. In addition, this pronouncement will eliminate accretion income recognition pertaining to securities previously written down through an OTTI charge. The Company is currently evaluating the impact the adoption of FSP FAS 115-2 and FAS 124-2 will have on its financial condition, results of operations and financial statement disclosures.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded company as well as in annual financial statements. The disclosure requirements are effective for interim reporting periods ending after June 15, 2009.
In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. EITF Issue No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF Issue No. 08-3 is effective for fiscal years beginning after July 1, 2009. The adoption of EITF Issue No. 08-3 is not expected to have a material impact on its financial condition, results of operations or financial statement disclosures.
In February 2008, FSP No. 157-2, “Effective Date of FASB Statement No. 157,” was issued. FSP No. 157-2 delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities until July 1, 2009. The Company does not expect that the adoption of FSP No. 157-2 will have a material impact on its consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material impact on the consolidated financial statements.
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
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, non-performing loans and the prepayment rate on our mortgage-related assets. The Company’s results of operations are also significantly affected by general economic conditions.
The financial services industry continues to face highly volatile and adverse economic conditions. The significant contributors to the disruptions include widespread subprime mortgage lending, illiquidity in the capital and credit markets, rising national and local unemployment, the continued decline of property values in real estate markets, and recent bank failures. While the government indicates it will continue to support the financial services industry it is difficult to determine the full impact of the various government support programs.
The Company previously announced that after careful consideration, it decided not to participate in the Treasury Department’s Capital Purchase Program which is part of the broader Troubled Asset Relief Program (TARP). In reaching this decision, the Company felt its strong capital position and conservative lending practices would allow it to continue originating loans to qualified individuals and businesses in its local market and navigate through this difficult economic environment. In addition, the Company’s mutual holding company parent, Investors Bancorp MHC, currently owns approximately 60% of the Company’s outstanding stock. The Company therefore has the ability to raise additional capital through a second step stock offering. The Company maintains a strong tangible capital ratio of 10.48% and is considered well capitalized under regulatory guidelines. We believe we are well positioned to deal with this economic uncertainty and take advantage of opportunities to enhance our franchise.
At December 31, 2008, the Company recognized a $152.8 million pre-tax, ($90.6 million after-tax), non-cash other-than-temporary impairment (“OTTI”) charge related to our portfolio of pooled bank trust preferred collateralized debt obligations (“CDOs”). The portfolio is comprised of 31 securities whose book value of $173.6 million was reduced to $20.8 million as a result of this charge. The impairment was recognized because the market value of these securities continued to decline during the quarter and we do not believe the market value of these securities will recover within the foreseeable future. Management is analyzing the new accounting guidance issued by the Financial Accounting Standards Board (FASB) in April 2009 regarding OTTI impairment which must be adopted in the June 2009 quarter. The adoption of this accounting pronouncement could result in a significant reclass to the components within stocholders’ equity. In addition, this pronouncement will eliminate accretion income recognition pertaining to securities previously written down through an OTTI charge.
Although we have suffered some of the negative consequences of the current state of the financial services industry, we have also been able to take advantage of opportunities within the market. The Company has benefited from the current interest rate environment. The yield on our interest-earning assets decreased by 11 basis points compared to the cost of our interest-bearing liabilities decreasing 85 basis points for the three months ended March 31, 2009 compared to the same period prior year. This was due to our interest-bearing liabilities repricing at a faster pace than interest-earning assets. This resulted in a $14.3 million increase in our net interest income to $41.2 million for the three months ended March 31, 2009 from $26.9 million for the three months ended March 31, 2008.
The interest rate environment is important to our net interest income as is the composition of our balance sheet. The recent turmoil in the financial markets has created uncertainty and volatility for many financial institutions. This created an opportunity for us to add more loans and increase the size of our balance sheet. While we have increased the size of out balance sheet in this difficult environment we have remained focused on maintaining our loan underwriting standards. We have never originated or purchased, and our portfolio does not include, any sub-prime loans or option ARM loans.
Total loans increased to $5.57 billion at March 31, 2009 from $4.66 billion at June 30, 2008, an increase of 19.5%. The majority of the growth came from residential mortgage loans which grew 14.9% or $595.4 million to $4.61 billion. In order to diversify our loan portfolio we have continued our expansion into commercial real estate lending. During the nine months ended March 31, 2009 commercial real estate, construction and multi-family loans increased $326.1 million or 67.2%. We believe this may provide us with an opportunity to increase net interest income and improve our interest rate risk position.
During the nine months ended March 31, 2009, we recorded a $21.0 million provision for loan losses. This reflected the growth in our loan portfolio; internal downgrades of certain loans in the commercial real estate portfolio resulting in specific reserves; an increase in specific reserves on a previously disclosed impaired loan; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an increase in loan delinquency and non-performing loans; and the continued adverse economic conditions in our lending area. Net charge-offs were immaterial at $25,000 for the nine month period.
While our nonperforming loans have increased, we believe they remain at a manageable level. At March 31, 2009, nonperforming loans were $80.1 million, or 1.44% of total loans, compared to $19.4 million, or 0.42% of total loans at June 30, 2008. Additionally, we are mindful of potential problem loans as these loans may eventually be placed on non-accrual status. At March 31, 2009, there are 7 loans totaling $19.2 million that the Company has deemed as potential problems. Management is actively monitoring these loans.
Total deposits increased by $799.9 million to $4.77 billion at March 31, 2009. Core deposits increased as we were successful in attracting new municipal deposit accounts, opened our newest branch during the quarter and added business from existing customer relationships, most notably the branches acquired in the Summit Federal merger in June 2008.
As a result of strong loan growth that exceeded the available cash flows from the investment, loan and deposit portfolios, borrowed funds increased $192.0 million, or 12.3%, to $1.76 billion at March 31, 2009 from $1.56 billion at June 30, 2008.
Comparison of Financial Condition at March 31, 2009 and June 30, 2008
Total Assets. Total assets increased by $947.7 million, or 14.8%, to $7.37 billion at March 31, 2009 from $6.42 billion at June 30, 2008. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio.
Net Loans. Net loans, including loans held for sale, increased by $917.9 million, or 19.6%, to $5.60 billion at March 31, 2009 from $4.68 billion at June 30, 2008. As many financial institutions have curtailed their lending operations, we have taken advantage of this opportunity to increase our loan portfolio without compromising our underwriting standards. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New

Jersey. We do not originate or purchase and our loan portfolio does not include any sub-prime loans or option ARMs.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the nine months ended March 31, 2009 we originated $300.4 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months ended March 31, 2009, we purchased loans totaling $670.0 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the nine months ended March 31, 2009, we took advantage of several opportunities to purchase $303.8 million of residential mortgage loans that met our underwriting criteria on a “bulk purchase” basis.
For the nine months ended March 31, 2009, we originated $58.5 million in multi-family loans, $117.8 million in commercial real estate loans and $111.6 million in construction loans. We also purchased $100.9 million of multi-family loans in the secondary market on a “bulk purchase” basis. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family, commercial real estate and construction loans.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term.  This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount.  These payment increases could affect the borrower’s ability to repay the loan.  The amount of interest-only one-to four-family mortgage loans at March 31, 2009 was $511.8 million compared to $450.0 million at June 30, 2008.  The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property.  Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately lessen the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The allowance for loan losses increased by $21.0 million to $34.5 million at March 31, 2009 from $13.6 million at June 30, 2008. The increase in our allowance reflects the continued growth in the loan portfolio; internal downgrades of certain loans in the commercial real estate portfolio resulting in specific reserves; an increase in specific reserves on a previously disclosed impaired loan; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an increase in loan delinquency and non-performing loans; and the adverse economic conditions in our lending area. The comparative table below details non-performing loans and allowance for loan loss coverage ratios over the last four quarters.

	March 31,		December 31,		September 30,		June 30,
	2009		2008		2008		2008
	# of		# of		# of		# of
	loans	Amount	loans	Amount	loans	Amount	loans	Amount
				(Dollars in millions)
Residential and consumer	66	$17.5	46	$10.4	34	$6.9	39	$6.8
Multi-family	4	19.8	4	19.8	4	19.8	3	0.5
Commercial	2	1.9	1	0.6	1	0.6	0	0
Construction	9	40.9	5	17.0	4	14.8	2	12.1

Total Non-Performing Loans	81	$80.1	56	$47.8	43	$42.1	44	$19.4

Non-performing loans to total loans		1.44%		0.85%		0.79%		0.42%
Allowance for loan loss as a percent of non-performing loans		43.10%		55.53%		44.05%		70.03%
Allowance for loan losses as a percent of total loans		0.62%		0.47%		0.35%		0.29%
A non-performing multifamily loan for $19.4 million has a current loan to value of approximately 55% and management believes that the probability of loss on this loan is low.
In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2009, the Company has six construction loans totaling $17.1 million that it deemed potential problem loans. Three of the loans are current, one loan is 30 days delinquent and three loans are 60 days delinquent. Management is actively monitoring these loans.
Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the impact the deterioration of the real estate and economic environments in our lending area. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Securities. Securities, in the aggregate, decreased by $361.2 million, or 24.8%, to $1.10 billion at March 31, 2009, from $1.46 billion at June 30, 2008. The decrease is the result of the run-off of the securities portfolio in addition to the writedown of the book value of pooled bank trust preferred CDOs through a $156.7 million pre-tax non-cash OTTI charge during the prior quarter. During the current quarter the Company recognized $1.3 million in accretion income related to our expected cashflows relating to these securities. The cash flows from our securities portfolio are being used to help fund our loan growth. This is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio.
The securities portfolio also includes private label mortgage backed securities with an amortized cost of $178.3 million and a fair value of $166.0 million. Of these securities, $169.2 million in amortized cost, $158.7 million in fair value, are AAA rated and were originated in the period 2002-2004 and are performing in accordance with contractual terms. The decrease in fair value for these securities is attributed to changes in market interest rates. One security with an amortized cost of $8.0 million, $6.3 million fair value, was downgraded to BBB in April 2009. Management will continue to monitor these securities for possible OTTI.
Net Deferred Tax Asset. Net deferred tax asset increased by $67.5 million from $40.7 million at June 30, 2008 to $108.2 million at March 31, 2009 which is primarily attributed to the tax benefit recorded as a result of the OTTI charge on our pooled bank trust preferred CDOs.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $8.6 million from $60.9 million at June 30, 2008 to $69.6 million at March 31, 2009 as a result of an increase in our level of borrowings at March 31, 2009. There was also an increase in accrued interest receivable of $4.8 million resulting from an increase in the average balance of our interest-earning assets. Additionally, bank owned life insurance increased by $2.2 million from $96.2 million at June 30, 2008 to $98.4 million at March 31, 2009.
Deposits. Deposits increased by $799.9 million, or 20.1%, to $4.77 billion at March 31, 2009 from $3.97 billion at June 30, 2008. Checking account deposits, savings account deposits, money market account deposits and certificates of deposits increased by $485.2 million, $194.6 million, $86.3 million and $33.8 million, respectively. Deposits increased as we were successful in attracting new municipal deposit accounts, opened our newest branch during the quarter and added business from existing customer relationships, most notably the branches acquired in the Summit Federal merger in June 2008.
Borrowed Funds. Borrowed funds increased $192.0 million, or 12.3%, to $1.76 billion at March 31, 2009 from $1.56 billion at June 30, 2008. We utilized wholesale borrowings to fund a portion of our loan growth because of the lower rates available in the wholesale markets.
Stockholders’ Equity. Stockholders’ equity decreased $61.7 million to $766.9 million at March 31, 2009 from $828.5 million at June 30, 2008 primarily due to net loss of $70.4 million for the nine months ended March 31, 2009. The decrease was partially offset by an increase in additional paid-in capital for compensation costs associated with stock options and restricted stock.
Average Balance Sheets for the Three Months ended March 31, 2009 and 2008
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and nine months ended March 31, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the three months ended
	March 31, 2009				March 31, 2008
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$205,083		$119	0.23%	$41,718		$258	2.47%
Repurchase agreements	—		—	—	$23,626		$162	2.74%
Securities available-for-sale(1)	179,298		2,083	4.65%	227,877		2,625	4.61%
Securities held-to-maturity	960,946		13,154	5.48%	1,405,903		16,535	4.70%
Net loans	5,631,836		76,723	5.45%	4,053,804		57,605	5.68%
Stock in FHLB	73,062		670	3.67%	44,270		975	8.81%

Total interest-earning assets	7,050,225		92,749	5.26%	5,797,198		78,160	5.39%

Non-interest earning assets	258,737				185,045

Total assets	$7,308,962				$5,982,243

Interest-bearing Liabilities:
Savings	$555,319		$3,242	2.34%	$389,507		$2,075	2.13%
Interest-bearing checking	711,075		4,082	2.30%	345,902		1,608	1.86%
Money market accounts	294,927		1,558	2.11%	208,798		1,225	2.35%
Certificates of deposit	3,025,100		25,018	3.31%	2,923,675		33,487	4.58%
Borrowed funds	1,836,931		17,691	3.85%	1,190,571		12,887	4.33%

Total interest-bearing liabilities	6,423,352		51,591	3.21%	5,058,453		51,282	4.06%

Non-interest bearing liabilities	134,248				97,722

Total liabilities	6,557,600				5,156,175

Stockholders’ equity	751,362				826,068

Total liabilities and stockholders’ equity	$7,308,962				$5,982,243

Net interest income			$41,158				$26,878

Net interest rate spread(2)				2.05%				1.33%

Net interest earning assets(3)	$626,873				$738,745

Net interest margin(4)				2.34%				1.85%

Ratio of interest-earning assets to total interest- bearing liabilities	1.10	X			1.15	X

	For Nine Months Ended
	March 31, 2009				March 31, 2008
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$81,979		$158	0.26%	$31,414		$814	3.45%
Repurchase agreements	—		—	—	7,732		162	2.79%
Securities available-for-sale (1)	191,002		6,574	4.59%	242,244		8,354	4.60%
Securities held-to-maturity	1,122,518		40,376	4.80%	1,483,264		53,384	4.80%
Net loans	5,371,836		225,494	5.60%	3,927,416		168,262	5.71%
Stock in FHLB	77,326		2,094	3.61%	43,327		2,375	7.31%

Total interest-earning assets	6,844,661		274,696	5.35%	5,735,397		233,351	5.42%

Non-interest-earning assets	213,655				184,797

Total assets	$7,058,316				$5,920,194

Interest-bearing liabilities:
Savings	$448,667		$6,892	2.05%	$361,733		$5,662	2.09%
Interest-bearing checking	485,867		6,924	1.90%	353,957		5,959	2.24%
Money market accounts	275,134		4,582	2.22%	201,230		3,889	2.58%
Certificates of deposit	2,987,340		78,439	3.50%	2,896,570		102,696	4.73%
Borrowed funds	1,938,909		55,053	3.79%	1,170,464		41,414	4.72%

Total interest-bearing liabilities	6,135,917		151,890	3.30%	4,983,954		159,620	4.27%

Non-interest-bearing liabilities	120,936				102,084

Total liabilities	6,256,853				5,086,038

Stockholders’ equity	801,463				834,156

Total liabilities and stockholders’ equity	$7,058,316				$5,920,194

Net interest income			$122,806				$73,731

Net interest rate spread (2)				2.05%				1.15%

Net interest-earning assets (3)	$708,744				$751,443

Net interest margin (4)				2.39%				1.71%

Ratio of interest-earning assets to total interest- bearing liabilities	1.12	X			1.15	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008
Net Income. The Company had net income of $7.1 million for the three months ended March 31, 2009 compared to net income of $4.5 million for the three months ended March 31, 2008.
Net Interest Income. Our net interest margin for the three months and nine months ended March 31, 2009 was positively impacted by the steeper yield curve which allowed us to reduce deposit rates and borrow money at lower rates while keeping mortgage rates relatively stable.
Net interest income increased by $14.3 million, or 53.1%, to $41.2 million for the three months ended March 31, 2009 from $26.9 million for the three months ended March 31, 2008. The increase was caused by an 85 basis point decrease in our cost of interest-bearing liabilities to 3.21% for the three months ended March 31, 2009 from 4.06% for the three months ended March 31, 2008 and growth in average interest earning assets. This was partially offset by a 13 basis point decrease in our yield on interest-earning assets to 5.26% for the three months ended March 31, 2009 from 5.39% for the three months ended March 31, 2008. Our net interest margin improved by 49 basis points from 1.85% for the three months ended March 31, 2008 to 2.34% for the three months ended March 31, 2009.
Interest and Dividend Income. Total interest and dividend income increased by $14.6 million, or 18.7%, to $92.7 million for the three months ended March 31, 2009 from $78.2 million for the three months ended March 31, 2008. This increase is attributed to the average balance of interest-earning assets increasing $1.25 billion, or 21.6%, to $7.05 billion for the three months ended March 31, 2009 from $5.80 billion for the three months ended March 31, 2008. This was partially offset by a 13 basis point decrease in the weighted average yield on interest-earning assets to 5.26% for the three months ended March 31, 2009 compared to 5.39% for the three months ended March 31, 2008 as a result of the lower interest rate environment and the impact of non-performing loans.
Interest income on loans increased by $19.1 million, or 33.2%, to $76.7 million for the three months ended March 31, 2009 from $57.6 million for the three months ended March 31, 2008, reflecting a $1.58 billion, or 38.9%, increase in the average balance of net loans to $5.63 billion for the three months ended March 31, 2009 from $4.05 billion for the three months ended March 31, 2008. The average yield on loans decreased 23 basis points to 5.45% for the three months ended March 31, 2009 from 5.68% for the three months ended March 31, 2008 reflecting the current low interest rate environment and the impact of non-performing loans.
Interest income on all other interest-earning assets, excluding loans, decreased by $4.5 million, or 22.0%, to $16.0 million for the three months ended March 31, 2009 from $20.6 million for the three months ended March 31, 2008. This decrease reflected a $325.0 million decrease in the average balance of all other interest-earning assets, excluding loans, and a 20 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 4.52% for the three months ended March 31, 2009 from 4.72% for the three months ended March 31, 2008. The decrease in yield resulted from maintaining higher cash balances this quarter at lower yields and receiving less dividend income on stock in FHLB partially offset by $1.3 million in accretion related to our expected cashflows on the previously written down trust preferred CDOs.
Interest Expense. Total interest expense increased by $309,000, or 0.6%, to $51.6 million for the three months ended March 31, 2009 from $51.3 million for the three months ended March 31, 2008. This increase was due to the average balance of total interest-bearing liabilities increasing by $1.36 billion, or 27.0%, to $6.42 billion for the three months ended March 31, 2009 from $5.06 billion for the three months ended March 31, 2008. This was significantly offset by the weighted average cost of total interest-bearing liabilities decreasing 85 basis points to 3.21% for the three months ended March 31, 2009 compared to 4.06% for the three months ended March 31, 2008 as the lower interest rate environment resulted in our certificate of deposit accounts repricing downward to current market rates.
Interest expense on interest-bearing deposits decreased $4.5 million, or 11.7% to $33.9 million for the three months ended March 31, 2009 from $38.4 million for the three months ended March 31, 2008. This decrease was due to a 101 basis point decrease in the average cost of interest-bearing deposits to 2.96% for the three months ended March 31, 2009 from 3.97% for the three months ended March 31, 2008. This was partially offset by the average balance of interest-bearing deposits increasing $718.5 million, or 18.6% to $4.59 billion for the three months ended March 31, 2009 from $3.87 billion for the three months ended March 31, 2008.
Interest expense on borrowed funds increased by $4.8 million, or 37.3%, to $17.7 million for the three months ended March 31, 2009 from $12.9 million for the three months ended March 31, 2008. This increase is due to the average balance of borrowed funds increasing by $646.4 million or 54.3%, to $1.84 billion for the three months ended March 31, 2009 from $1.19 billion for the three months ended March 31, 2008. This was partially offset by the average cost of borrowed funds decreasing 48 basis points to 3.85% for the three months ended March 31, 2009 from 4.33% for the three months ended March 31, 2008.
Provision for Loan Losses. Our provision for loan losses was $8.0 million for the three month period ended March 31, 2009 compared to $1.0 million for the three month period ended March 31, 2008. For the three months ended March 31, 2009, net charge-offs totaled $8,000 compared to net charge-offs of $22,000 for the three months ended March 31, 2008. The increase in our provision is due to internal downgrades of certain loans in the commercial real estate portfolio resulting in specific reserves; an increase in specific reserves on a previously disclosed impaired loan; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an increase in loan delinquency and non-performing loans; and the adverse economic conditions in our lending area. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2009 and June 30, 2008.”
Non-interest Income. Total non-interest income increased by $1.3 million to $3.4 million for the three months ended March 31, 2009 from $2.1 million for the three months ended March 31, 2008. The increase was primarily the result of a $1.9 million increase in the gain on sale of residential mortgage loans as mortgage banking activity increased and we sold more loans to third parties including FNMA. This increase was offset by a decrease in bank owned life insurance income of $700,000.
Non-interest Expenses. Total non-interest expenses increased by $3.8 million, or 18.5%, to $24.5 million for the three months ended March 31, 2009 from $20.6 million for the three months ended March 31, 2008. The net increase is primarily attributed to a $1.7 million increase in our FDIC premiums and a $1.7 million increase in compensation and fringe benefits as a result of the accelerated vesting of two participants in the equity incentive plan; staff additions in our commercial real estate, retail banking areas and our mortgage company; additional equity incentive plan expense for grants made during 2008. Additionally, we incurred expenses associated with opening two new branches.

Income Taxes. Income tax expense was $5.0 million for the three months ended March 31, 2009 representing an effective tax expense rate of 41.6% for the period. There was an income tax expense of $2.8 million for the three months ended March 31, 2008 representing an effective tax expense rate of 38.6% for the period.
Comparison of Operating Results for the Nine Months Ended March 31, 2009 and 2008
Net Income. The Company had a net loss for the nine months ended March 31, 2009 of $70.4 million compared to net income of $10.6 million for the nine months ended March 31, 2008. The net loss for the nine months ended March 31, 2009 was due to the Company recognizing a $156.7 million pre-tax, non-cash OTTI charge at December 31, 2008 related to our portfolio of CDOs.
Net Interest Income. Our net interest margin for the nine months ended March 31, 2009 was positively impacted by the steeper yield curve which allowed us to reduce deposit rates and borrow money at lower rates while keeping mortgage rates relatively stable.
Net interest income increased by $49.1 million, or 66.6%, to $122.8 million for the nine months ended March 31, 2009 from $73.7 million for the nine months ended March 31, 2008. The increase was caused primarily by a 97 basis point decrease in our cost of interest-bearing liabilities to 3.30% for the nine months ended March 31, 2009 from 4.27% for the nine months ended March 31, 2008 and growth in average interest earning assets. This was partially offset by a 7 basis point decrease in our yield on interest-earning assets to 5.35% for the nine months ended March 31, 2009 from 5.42% for the nine months ended March 31, 2008. Our net interest margin improved by 68 basis points from 1.71% for the nine months ended March 31, 2008 to 2.39% for the nine months ended March 31, 2009.
Interest and Dividend Income. Total interest and dividend income increased by $41.3 million, or 17.7%, to $274.7 million for the nine months ended March 31, 2009 from $233.4 million for the nine months ended March 31, 2008. This increase is due to the average balance of interest-earning assets increasing $1.11 billion, or 19.3%, to $6.84 billion for the nine months ended March 31, 2009 from $5.74 billion for the nine months ended March 31, 2008. This was partially offset by a 7 basis point decrease in the weighted average yield on interest-earning assets to 5.35% for the nine months ended March 31, 2009 compared to 5.42% for the nine months ended March 31, 2008.
Interest income on loans increased by $57.2 million, or 34.0%, to $225.5 million for the nine months ended March 31, 2009 from $168.3 million for the nine months ended March 31, 2008, reflecting a $1.44 billion, or 36.8%, increase in the average balance of net loans to $5.37 billion for the nine months ended March 31, 2009 from $3.93 billion for the nine months ended March 31, 2008. The average yield on loans decreased 11 basis points to 5.60% for the nine months ended March 31, 2009 from 5.71% for the nine months ended March 31, 2008 reflecting the current low interest rate environment and the impact of non-performing loans.
Interest income on all other interest-earning assets, excluding loans, decreased by $15.9 million, or 24.4%, to $49.2 million for the nine months ended March 31, 2009 from $65.1 million for the nine months ended March 31, 2008. This decrease reflected a $334.9 million decrease in the average balance of all other interest-earning assets and a 35 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 4.45% for the nine months ended March 31, 2009 from 4.80% for the nine months ended March 31, 2008. The decrease in yield resulted from maintaining higher balances of cash this quarter at lower yields and receiving less dividend income from the FHLB partially offset by $1.3 million in accretion related to our expected cashflows on the previously written down trust preferred CDOs.
Interest Expense. Total interest expense decreased by $7.7 million, or 4.8%, to $151.9 million for the nine months ended March 31, 2009 from $159.6 million for the nine months ended March 31, 2008. This decrease was due to the weighted average cost of total interest-bearing liabilities decreasing 97 basis points to 3.30% for the nine months ended March 31, 2009 compared to 4.27% for the nine months ended March 31, 2008 as the lower interest rate environment resulted in our certificate of deposit accounts repricing downward to current market rates. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.15 billion, or 23.1%, to $6.14 billion for the nine months ended March 31, 2009 from $4.98 billion for the nine months ended March 31, 2008.
Interest expense on interest-bearing deposits decreased $21.4 million, or 18.1% to $96.8 million for the nine months ended March 31, 2009 from $118.2 million for the nine months ended March 31, 2008. This decrease was due to a 105 basis point decrease in the average cost of interest-bearing deposits to 3.08% for the nine months ended March 31, 2009 from 4.13% for the nine months ended March 31, 2008. This was partially offset by the average balance of interest-bearing deposits increasing $383.5 million, or 10.1% to $4.20 billion for the nine months ended March 31, 2009 from $3.81 billion for the nine months ended March 31, 2008.
Interest expense on borrowed funds increased by $13.6 million, or 32.9%, to $55.1 million for the nine months ended March 31, 2009 from $41.4 million for the nine months ended March 31, 2008. This increase is attributed to the average balance of borrowed funds increasing by $768.4 million or 65.7%, to $1.94 billion for the nine months ended March 31, 2009 from $1.17 billion for the nine months ended March 31, 2008. This was partially offset by the average cost of borrowed funds decreasing 93 basis points to 3.79% for the nine months ended March 31, 2009 from 4.72% for the nine months ended March 31, 2008.
Provision for Loan Losses. Our provision for loan losses was $21.0 million for the nine month period ended March 31, 2009 compared to $2.9 million for the nine month period ended March 31, 2008. For the nine months ended March 31, 2009, net charge-offs totaled $25,000 compared to net charge-offs of $31,000 for the nine months ended March 31, 2008. The increase in our provision is due to continued growth in the loan portfolio; internal downgrades of certain loans in the commercial real estate portfolio resulting in specific reserves; an increase in specific reserves on a previously disclosed impaired loan; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an increase in loan delinquency and non-performing loans; and the adverse economic conditions in our lending area. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2009 and June 30, 2008.”
Non-interest Income. Total non-interest income decreased by $156.8 million to a loss of $150.8 million for the nine months ended March 31, 2009 from income of $6.0 million for the nine months ended March 31, 2008. The decrease was primarily the result of a $156.7 million pre-tax non-cash OTTI charge recognized on our pooled bank trust preferred CDOs for the nine months ended March 31, 2009.

Non-interest Expenses. Total non-interest expenses increased by $9.5 million, or 15.9%, to $69.6 million for the nine months ended March 31, 2009 from $60.1 million for the nine months ended March 31, 2008. Included in the prior year was a $2.3 million gain recognized from the curtailment and settlement of our postretirement benefit obligation. Excluding this item, the net increase of $7.2 million is attributed to a $2.8 million increase on our FDIC premiums; compensation and fringe benefits increasing by $2.8 million as a result of the accelerated vesting of two participants in the equity incentive plan; staff additions in our commercial real estate, retail banking areas and our mortgage company; additional equity incentive plan expense for grants made during 2008. The other increases are associated with opening two new branches and additional advertising expense to promote our deposit and loan growth initiatives.
Income Taxes. Income tax benefit was $48.3 million for the nine months ended March 31, 2009 representing a 40.7% effective tax benefit rate for the period. The benefit is primarily the result of the OTTI charge taken on our pooled trust preferred securities. For the nine months ended March 31, 2008 there was an income tax expense of $6.1 million representing an effective tax expense rate of 36.6% for the period.
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
At March 31, 2009 the Company did not have any overnight borrowings outstanding compared to $88.0 million of outstanding overnight borrowings at June 30, 2008. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $1.76 billion at March 31, 2009, an increase from $1.56 billion at June 30, 2008. This increase was primarily the of result strong loan growth that exceeded the available cash flows from the investment and deposit portfolios.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2009, outstanding commitments to originate loans totaled $256.0 million; outstanding unused lines of credit totaled $315.2 million; standby letters of credit totaled $3.1 million and outstanding commitments to sell loans totaled $67.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.41 billion at March 31, 2009. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a third share repurchase program at their January 2008 meeting, which authorized the repurchase of an additional 10% of the Company’s its publicly–held outstanding common stock, or 4,307,248 shares of Investors Bancorp, Inc. common stock in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended March 31, 2009, the

Company did not repurchase any shares of its common stock. Under the current share repurchase program, 3,514,617 shares remain available for repurchase. As of March 31, 2009, a total of 10,896,052 shares have been purchased under Board authorized share repurchase programs, of which 1,928,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of March 31, 2009 Investors Savings Bank and Investors Bancorp, Inc. exceeded all regulatory capital requirements as follows:

	As of March 31, 2009
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$694,763	17.3%	$320,857	8.0%
Tier I capital (to risk-weighted assets)	660,222	16.5	160,429	4.0
Tier I capital (to average assets)	660,222	9.0	292,060	4.0
As of March 31, 2009, Investors Bancorp, Inc. had total capital to risk-weighted assets of 20.1%, Tier I capital to risk-weighted assets of 19.2% and Tier I to average assets of 10.6%.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2009:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years
Debt obligations (excluding capitalized leases)	$1,755,562	280,000	330,000	610,000	535,562
Commitments to originate and purchase loans	$256,046	256,046	—	—	—
Commitments to sell loans	$67,737	67,737	—	—	—
Additionally, at March 31, 2009, the Company’s commitments to fund unused lines of credit totaled $315.2 million.
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

In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of March 31, 2009 have not changed significantly from June 30, 2008.
On April 14, 2009 the Company announced it received all of the necessary regulatory approvals to proceed with the acquisition of American Bancorp of New Jersey, Inc. The American Bancorp annual meeting of shareholders, at which their shareholders will vote on the acquisition, is scheduled to be held on May 19, 2009. If shareholder approval is received the merger is scheduled to close on or about May 29, 2009.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current operating environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-

term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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

If it is determined that the value of any security has declined below its cost or amortized cost, and such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. During the nine months ended March 31, 2009, we recorded a $156.7 million, pre-tax, non-cash, other-than-temporary impairment charge on our pooled bank trust preferred securities classified as held to maturity.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2009 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

				Net Interest Income (3)
Change in	Net Portfolio Value (1),(2)				Increase (Decrease) in Estimated
Interest Rates		Estimated Increase (Decrease)		Estimated Net	Net Interest Income
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)
+200bp	$534,874	$(261,825)	(32.9)%	$176,443	$(8,777)	(4.7)%
0bp	$796,699	—	—	$185,220	—	—
-100bp	$812,474	$15,775	2.0%	$189,010	$3,790	2.0%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at March 31, 2009 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 32.9% decrease in NPV and a $8.8 million or 4.7% decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 2.0% increase in NPV and a $3.8 million or 2.0% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s 2008 Annual Report on Form 10-K and Form 10-Q’s filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This program has no expiration date and has 3,514,617 shares yet to be purchased as of March 31, 2009. There were no repurchases of our common stock during the third quarter of fiscal 2009.
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

Investors Bancorp, Inc.
Dated: May 11, 2009	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2009	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)