Form 10-K
period 2009-06-30
Investors Bancorp Inc
filed 2009-08-26
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51557

Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 JFK Parkway, Short Hills, New Jersey (Address of Principal Executive Offices)	07078 Zip Code

(973) 924-5100
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 18, 2009, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 114,493,520 shares outstanding, of which 64,844,373 shares, or 56.64%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2008, as reported by the NASDAQ Global Select Market, was approximately $593.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.

2009 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•	general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may be determined adverse to us or may delay the occurrence or non-occurrence of events longer than we anticipate;

•	the risks associated with continued diversification of assets and adverse changes to credit quality;

•	difficulties associated with achieving expected future financial results; and

•	the risk of continued economic slowdown that would adversely affect credit quality and loan originations.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

As used in this Form 10-K, “we,” “us” and “our” refer to Investors Bancorp, Inc. and its consolidated subsidiaries, principally Investors Savings Bank.

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

On May 31, 2009, the Company completed the acquisition of American Bancorp of New Jersey, Inc. (“American Bancorp”), the holding company of American Bank of New Jersey (“American Bank”), a federal savings bank with approximately $680 million in assets and five full-service branches in northern New Jersey. The acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” as amended. Accordingly, American Bancorp’s results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill. The purchase price of $98.2 million was paid through a combination of the Company’s common stock (6,503,897 shares) and cash of $47.5 million. The transaction generated approximately $17.6 million in goodwill and $3.9 million in core deposit intangibles subject to amortization beginning June 1, 2009. American Bank was merged into the Bank as of the acquisition date.

On June 6, 2008, Investors Bancorp, MHC, the Company’s New Jersey chartered mutual holding Company, completed its merger of Summit Federal Bankshares, MHC, a federally chartered mutual holding company. The merger was a combination of mutual enterprises and therefore was accounted for using the pooling-of-interests method. All financial information prior to the merger date has been restated to include amounts for Summit Federal for all periods presented. At the merger date, Summit Federal had assets of $110.0 million and five full service branches in northern New Jersey. The effect of the merger on the Company’s consolidated financial condition and results of operations was immaterial. In connection with the merger, the Company, as required by the Office of Thrift Supervision (OTS) which regulated Summit Federal, issued 1,744,592 additional shares of its common stock to Investors Bancorp, MHC.

Investors Savings Bank

General

Investors Savings Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank. We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey, and 58 branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey. The telephone number at our main office is (973) 924-5100. At June 30, 2009, our assets totaled $8.14 billion and our deposits totaled $5.51 billion.

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

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense and income tax expense. Non-interest income includes fees and service charges; income from bank owned life insurance, or BOLI; net gain on sale of mortgage loans; net loss on securities; and other income. General and administrative expense consists of compensation and benefits expense; advertising and promotional expense; office occupancy and equipment expense; federal deposit insurance premiums; stationary, printing, supplies and telephone expense; professional fees; data processing fees; and other operating expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Market Area

We are headquartered in Short Hills, New Jersey, and our primary deposit gathering area is concentrated in the communities surrounding our headquarters and our 58 branch offices located in the communities of Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey. Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base as is typical for counties surrounding the New York metropolitan area. As one of the wealthiest states in the nation, New Jersey, with a population of 8.8 million, is considered one of the most attractive banking markets in the United States. The June 2009 unemployment rate for New Jersey of 9.2% was slightly lower than the national rate of 9.5%.

Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2014. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties are some of the most densely populated in the state. All of the counties we serve have a strong mature market with median household incomes greater than $55,000. The household incomes in the counties we serve are all expected to increase in a range from 5% to 11% through 2014.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2008, the latest date for which statistics are available, our market share of deposits was 2.02% of total deposits in the State of New Jersey.

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

Lending Activities

Our principal lending activity continues to be the origination and purchase of mortgage loans collateralized by residential real estate. Residential mortgage loans represented $4.71 billion, or 76.3% of our total loans at June 30, 2009. At June 30, 2009, commercial real estate and multi-family loans totaled $916.0 million, or 14.84% of our total loan portfolio and construction loans totaled $347.0 million, or 5.62%. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At June 30, 2009, consumer loans totaled $184.2 million or 2.99% of our total loan portfolio. In 2008, we began to offer commercial and industrial (“C&I”) loans which total $15.7 million at June 30, 2009.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential mortgage loans:
One- to four-family	$4,690,335	76.00%	$3,989,334	85.54%	$3,159,484	87.51%	$2,669,726	89.49%	$1,874,952	92.80%
FHA	18,564	0.30%	20,229	0.43	22,624	0.63	24,928	0.84	34,008	1.68

Total residential mortgage loans	4,708,899	76.30%	4,009,563	85.97	3,182,108	88.14	2,694,654	90.33	1,908,960	94.48

Multi-family and commercial	915,987	14.84%	225,107	4.83	109,348	3.03	79,023	2.65	19,271	0.95
Construction loans	346,967	5.62%	260,177	5.58	153,420	4.25	66,209	2.22	7,065	0.35
Commercial and industrial loans	15,665	0.25%	47	0.00%	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	119,193	1.93%	139,587	2.99	139,524	3.86	113,572	3.80	45,591	2.26
Home equity credit lines	61,664	1.00%	27,270	0.59	23,927	0.66	28,063	0.94	38,349	1.90
Other	3,341	0.06%	1,962	0.04	1,993	0.06	1,721	0.06	1,335	0.06

Total consumer and other loans	184,198	2.99%	168,819	3.62	165,444	4.58	143,356	4.80	85,275	4.22

Total loans	$6,171,716	100.00%	$4,663,713	100.00%	$3,610,320	100.00%	$2,983,242	100.00%	$2,020,571	100.00%

Premiums on purchased loans, net	21,313		22,622		23,587		20,327		14,113
Deferred loan fees, net	(3,252)		(2,620)		(1,958)		(1,765)		(916)
Allowance for loan losses	(46,608)		(13,565)		(6,951)		(6,369)		(5,723)

Net loans	$6,143,169		$4,670,150		$3,624,998		$2,995,435		$2,028,045

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2009. Overdraft loans are reported as being due in one year or less.

	At June 30, 2009
				Commercial
		Multi-Family		and	Consumer
	Residential	and	Construction	Industrial	and Other
	Mortgage	Commercial	Loans	loans	Loans	Total
	(In thousands)

Amounts Due:
One year or less	$65	5,570	250,602	6,533	715	263,485
After one year:
One to three years	974	31,441	78,255	2,966	4,344	117,980
Three to five years	19,521	144,461	—	5,542	6,839	176,363
Five to ten years	169,281	539,968	16,240	429	37,949	763,867
Ten to twenty years	565,057	168,624	1,870	195	85,662	821,408
Over twenty years	3,954,001	25,923	—	—	48,689	4,028,613

Total due after one year	4,708,834	910,417	96,365	9,132	183,483	5,908,231

Total loans	$4,708,899	915,987	346,967	15,665	184,198	6,171,716

Premiums on purchased loans, net						21,313
Deferred loan fees, net						(3,252)
Allowance for loan losses						(46,608)

Net loans						$6,143,169

The following table sets forth fixed- and adjustable-rate loans at June 30, 2009 that are contractually due after June 30, 2010.

	Due After June 30, 2010
	Fixed	Adjustable	Total
	(In thousands)

Residential mortgage loans:
One-to four-family	$2,628,255	$2,062,023	$4,690,278
FHA	18,556	—	18,556

Total residential mortgage loans	2,646,811	2,062,023	4,708,834
Multi-family and commercial	573,431	336,986	910,417
Construction loans	96,365	—	96,365
Commercial and industrial	4,311	4,821	9,132
Consumer and other loans:
Home equity loans	118,906	—	118,906
Home equity credit lines	—	61,145	61,145
Other	—	3,432	3,432

Total consumer and other loans	118,906	64,577	183,483

Total loans	$3,439,824	$2,468,407	$5,908,231

Residential Mortgage Loans.  Currently, our primary lending activity is originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At June 30, 2009, $4.71 billion, or 76.30%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, ISB Mortgage Company LLC, for our loan portfolio and for sale to third parties. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $750,000. Loans over $750,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95%. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At June 30, 2009, we held $2.65 billion in fixed-rate residential mortgage loans which represented 56.2% of our residential mortgage loan portfolio.

We also offer adjustable-rate residential mortgage loans, which adjust annually after three, five, seven or ten year initial fixed-rate periods. Our adjustable rate loans usually adjust to an index plus a margin, based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year. Annual caps of 2% per adjustment apply, with a lifetime maximum adjustment of 5% on most loans. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. In addition, we originate interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. Borrowers are qualified using the loan rate at the date of origination and the fully amortized payment amount.

Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At June 30, 2009, we held $2.06 billion of adjustable-rate residential mortgage loans, of which $517.1 million were interest-only one-to four-family mortgages. Adjustable-rate residential mortgage loans represented 43.8% of our residential mortgage loan portfolio.

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

Multi-family and Commercial Real Estate Loans.  As part of our strategy to add to and diversify our loan portfolio, we offer mortgages on multi-family and commercial real estate properties. At June 30, 2009, $482.8 million, or 7.8%, of our total loan portfolio were multi-family and $433.2 million or 7.0% of our total loan portfolio was commercial real estate loans. Our policy generally has been to originate multi-family and commercial real estate loans in New Jersey and surrounding states. Commercial real estate and multi-family loans are secured by office buildings, apartment buildings, mixed-use properties and other commercial properties. The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans and 75% for multi-family loans. At June 30, 2009, our largest commercial real estate loan was $27.0 million and is on an industrial warehouse and distribution center. Our largest multi-family loan was $29.0 million and is on an eleven building multi-family apartment complex with 256 apartments.

We consider a number of factors when we originate multi-family and commercial real estate loans. During the underwriting process we evaluate the business qualifications and financial condition of the borrower, including credit history, profitability of the property being financed, as well as the value and condition of the mortgaged property securing the loan. When evaluating the business qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service)

to ensure it is at least 120% of the monthly debt service for apartment buildings and 130% for commercial income-producing properties. All commercial real estate loans are appraised by outside independent appraisers who have been approved by our Board of Directors. Personal guarantees are obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan and other factors. All borrowers are required to obtain title, fire and casualty insurance and, if warranted, flood insurance.

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

Construction Loans.  In April 2005, we began to offer loans directly to builders and developers on income properties and residential for-sale housing units. At June 30, 2009, we held $347.0 million in construction loans representing 5.62% of our total loan portfolio. Construction loans are originated through our commercial lending department. If the loan applicant meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. Primarily we offer adjustable-rate residential construction loans which can be structured with an option for permanent mortgage financing once the construction is completed. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 75% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.

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

At June 30, 2009, the Bank’s largest construction loan was a $25.7 million note on a town home project in New Jersey. The loan had an outstanding balance at June 30, 2009 of $10.2 million and was performing in accordance with contractual terms.

Commercial and Industrial Loans.  In May 2008 we began offering commercial and industrial loans. These loans include term loans, lines of credit and owner occupied commercial real estate loans. These loans are generally secured by real estate or business assets and include personal guarantees. The loan to value limit is 75% and businesses will typically have at least a 2 year history. At June 30, 2009, $15.7 million, or 0.25%, of our loan portfolio consisted of these types of loans.

Consumer Loans.  We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences located in New Jersey. At June 30, 2009, consumer loans totaled $184.2 million or 2.99% of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.

Loan Originations, Purchases, Sales and Servicing of Loans.  Residential mortgage loans are originated through our mortgage subsidiary, ISB Mortgage Co., LLC. During the year ended June 30, 2009 we originated $407.6 million in residential mortgage loans. We also originate multi-family, commercial real estate and construction loans. During the year ended June 30, 2009, we originated $145.5 million in multi-family, $222.0 million in commercial real estate loans, $127.6 million in construction loans and 10.0 million in C&I loans. As part of our strategic plan to increase our loan portfolio, we retain most of the loans we and ISB Mortgage originate, although ISB Mortgage also sells loans without recourse in the secondary market when the loans it originates do not meet the criteria of our lending policies or for other reasons. During fiscal 2008 we began to retain a portion of the servicing rights pertaining to loans sold in the secondary market. If we are successful in continuing to increase the size of our loan portfolio, we may consider selling more of our residential loan originations in the future. We originate both adjustable-rate and fixed-rate loans and our ability to originate and purchase adjustable-rate or fixed-rate loans depends on customer demand for such loans, which is affected by, among other factors, the current and expected future levels of market interest rates.

We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. During the year ended June 30, 2009, we purchased $720.5 million of loans from these correspondent entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors. During the year ended June 30, 2009, we purchased $343.4 million of loans on a bulk purchase basis. In addition we also purchased $200.9 million of multi-family loans from another financial institution.

The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	For the Years Ended June 30,
	2009	2008	2007
	(In thousands)

Loan originations and purchases:
Loan originations:
Residential mortgage loans:
One- to four-family	$407,381	$284,386	$159,100
FHA	244	483	—

Total residential mortgage loans	407,625	284,869	159,100
Multi-family and commercial	367,485	139,995	36,862
Construction loans	127,631	174,110	116,250
Commercial and industrial	9,961	—	—
Consumer and other loans:
Home equity loans	14,562	34,039	49,214
Home equity credit lines	32,190	21,759	18,442
Other	3,698	2,749	2,852

Total consumer and other loans	50,450	58,547	70,508

Total loan originations	963,152	657,521	382,720

Loan purchases:
Residential mortgage loans:
One- to four-family	1,063,616	995,753	665,166
FHA	274	567	—
Multi-Family	200,914	—	—

Total loan purchases	1,264,804	996,320	665,166

Loan principal repayments	(1,190,114)	(599,547)	(415,886)

Other items, net(1)	(35,598)	(9,142)	(2,436)
Net loans acquired in acquisition	470,775	—	—

Net increase in loan portfolio	$1,473,019	$1,045,152	$629,564

(1)	Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs and discounts and premiums.

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

Our loan approval policies and limits are also established by our Board of Directors. All residential mortgage loans including home equity loans and home equity lines of credit up to $100,000 may be approved by loan underwriters, provided the loan meets all of our underwriting guidelines. If the loan does not meet all of our underwriting guidelines, but can be considered for approval because of other compensating factors, the loan must be approved by an authorized member of management. Residential mortgage loans in excess of $100,000 and up to $750,000 must be approved by an authorized member of management. Residential mortgage loans in excess of $750,000 and up to $1.25 million must be approved by any two authorized members of management. Residential mortgage loans in excess of $1.25 million must be approved by three authorized members of management, one of whom must be the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer or Chief Financial Officer.

All commercial real estate, multi-family and construction loans in an amount up to $1,000,000 may be approved by the Chief Lending Officer except for loans for which he is the originating loan officer. These loans will require approval of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer. All commercial real estate loan requests in excess of $1,000,000 must be approved by the Commercial Real Estate Loan Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer and an authorized manager of Loan Originations and Loan Servicing and the Senior Vice President of Retail Administration.

All business loans in an amount up to $1,000,000 may be approved by the Manager of the Business Lending Department and the Chief Lending Officer. All loans in excess of $1,000,000 may be approved by the Manager of the Business Lending Department, the Chief Lending Officer and either the Chief Executive Officer or Chief Operating Officer of the Bank. All loans in excess of $2,000,000 are Commercial Real Estate Loans and require Commercial Loan Committee approval.

Loans to One Borrower.  The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of June 30, 2009, the regulatory lending limit was $109.4 million. The Bank’s internal policy limit is $50.0 million on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At June 30, 2009, the Bank’s largest relationship with an individual borrower and its related entities was $36.5 million, consisting of several commercial real estate loans on properties located in the State of New Jersey. This relationship was performing in accordance with its terms and conditions as of June 30, 2009.

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

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent, in the case of one-to-four family mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Collection Procedures.  We send system-generated reminder notices to start collection efforts when a loan becomes fifteen days past due. Subsequent late charge and delinquency notices are sent and the account is monitored on a regular basis thereafter. Direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. We provide the Board of Directors with a summary report of loans 30 days or more past due on a monthly basis. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are more than 90 days delinquent, but may be placed on non-accrual status earlier if the timely collection of principal and/or income is doubtful. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and additional income is recognized in the period collected unless the ultimate collection of principal is considered doubtful. If our effort to cure the delinquency fails and a repayment plan is not in place, the file is referred to counsel for commencement of foreclosure or other collection efforts. We also own loans serviced by other entities and we monitor delinquencies on such loans using reports the servicers send to us. When we receive these past due reports, we review the data and contact the servicer to discuss the specific loans and the status of the collection process. We add the information from the servicer’s delinquent loan reports to our own delinquent reports and provide a full summary report monthly to our Board of Directors.

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

Delinquent Loans.  The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At June 30, 2009
Residential mortgage loans:
One- to four-family	30	$8,165	82	$27,837	112	$36,002
FHA	6	721	15	1,904	21	2,625

Total residential mortgage loans	36	8,886	97	29,741	133	38,627
Multi-family and commercial	4	965	12	22,894	16	23,859
Construction loans	3	11,263	17	58,550	20	69,813
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	1	2	2	60	3	62
Home equity credit lines	4	659	3	150	7	809
Other	4	4	10	15	14	19

Total consumer and other loans	9	665	15	225	24	890

Total	52	$21,779	141	$111,410	193	$133,188

At June 30, 2008
Residential mortgage loans:
One- to four-family	8	$1,608	18	$5,060	26	$6,668
FHA	1	66	15	1,631	16	1,697

Total residential mortgage loans	9	1,674	33	6,691	42	8,365
Multi-family and commercial	—	—	4	1,600	4	1,600
Construction loans	1	10,960	—	—	1	10,960
Consumer and other loans:
Home equity loans	—	—	3	88	3	88
Home equity credit lines	—	—	1	30	1	30
Other	2	2	2	2	4	4

Total consumer and other loans	2	2	6	120	8	122

Total	12	$12,636	43	$8,411	55	$21,047

At June 30, 2007
Residential mortgage loans:
One- to four-family	7	$628	12	$2,220	19	$2,848
FHA	2	263	14	1,300	16	1,563

Total residential mortgage loans	9	891	26	3,520	35	4,411
Multi-family and commercial	1	579	3	452	4	1,031
Construction loans	—	—	1	1,146	1	1,146
Consumer and other loans:
Home equity loans	1	7	1	28	2	35
Home equity credit lines	3	88	—	—	3	88
Other	1	1	4	3	5	4

Total consumer and other loans	5	96	5	31	10	127

Total	15	$1,566	35	$5,149	50	$6,715

Non-Performing Assets.  Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. We did not have any mortgage loans delinquent 90 days or more and still accruing interest or REO at June 30, 2009. Non-performing loans increased $102.3 million to $121.7 million at June 30, 2009, from $19.4 million at June 30, 2008. The increases in non-performing assets and non-performing loans were primarily due to increases in non-performing one-to-four family and construction loans. During the fiscal year, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, contributed to an increase in our non-performing loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the sharp downturn in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-performing loans to total loans increased to 1.97% at June 30, 2009, from 0.42% at June 30, 2008. Our ratio of non-performing assets to total assets increased to 1.50% at June 30, 2009, from 0.30% at June 30, 2008. The allowance for loan losses as a percentage of total non-performing loans decreased to 38.30% at June 30, 2009, from 70.03% at June 30, 2008. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date, we had no troubled debt restructurings (such as loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At June 30,
	2009(1)	2008(2)	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans:
One- to four-family	$27,837	$5,060	$2,220	$1,346	$3,237
FHA	1,904	1,631	1,300	1,440	3,825

Total residential mortgage loans	29,741	6,691	3,520	2,786	7,062
Multi-family and commercial	22,894	1,600	452	477	608
Construction loans	68,826	10,960	1,146	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other loans:
Home equity loans	60	88	28	6	193
Home equity credit lines	150	30	—	30	—
Other	15	2	3	—	2

Total consumer and other loans	225	120	31	36	195

Total	121,686	19,371	5,149	3,299	7,865

Total non-performing loans	121,686	19,371	5,149	3,299	7,865
Real estate owned	—	—	—	—	—

Total non-performing assets	$121,686	$19,371	$5,149	$3,299	$7,865

Total non-performing loans to total loans	1.97%	0.42%	0.14%	0.11%	0.39%

Total non-performing loans to total assets	1.50%	0.30%	0.09%	0.06%	0.15%

Total non-performing assets to total assets	1.50%	0.30%	0.09%	0.06%	0.15%

(1)	Two construction loans totaling $10.3 million are 60-89 days delinquent at June 30, 2009 are classified as non-performing.

(2)	An $11.0 million construction loan that is 60-89 days delinquent at June 30, 2008 is classified as non-performing.

For the year ended June 30, 2009, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $1.1 million.

Real Estate Owned.  Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At June 30, 2009 and 2008, we held no real estate owned.

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

Impaired Loans.  The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Loans we individually classify as impaired include commercial real estate, multi-family or construction loans with an outstanding balance greater than $3.0 million and on non-accrual status. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. A valuation allowance is established when it is determined there is a shortfall. At June 30, 2009, loans meeting the Company’s definition of an impaired loan totaled $76.3 million. The allowance for loan losses related to loans classified as impaired at June 30, 2009, amounted to $12.8 million. Interest income received during the year on loans classified as impaired was $492,000. For further detail on our impaired loans, see Note 1 and Note 6 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2009 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Years Ended June 30,
	2009	2008	2007	2006	2005
		(Dollars in thousands)

Allowance balance (beginning of period)	$13,565	$6,951	$6,369	$5,723	$5,218
Provision for loan losses	29,025	6,646	729	600	604
Charge-offs:
Residential mortgage loans One- to four-family	—	18	—	—	3
FHA	14	—	141	143	108

Total residential mortgage loans	14	18	141	143	111
Multi-family and commercial loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—
Consumer and other loans	11	15	10	10	14

Total charge-offs	25	33	151	153	125

Recoveries:
Residential mortgage loans
One- to four-family	—	—	—	—	25
FHA	—	—	—	196	—

Total residential mortgage loans	—	—	—	196	25
Multi-family and commercial loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—
Consumer and other loans	—	1	4	3	1

Total recoveries	—	1	4	199	26

Net (charge-offs) recoveries	(25)	(32)	(147)	46	(99)
Allowance acquired in acquisition	4,043	—	—	—	—

Allowance balance (end of period)	$46,608	$13,565	$6,951	$6,369	$5,723

Total loans outstanding	$6,171,716	$4,663,713	$3,610,320	$2,983,242	$2,020,571
Average loans outstanding	5,482,009	4,043,398	3,305,807	2,462,270	1,533,741
Allowance for loan losses as a percent of total loans outstanding	0.76%	0.29%	0.19%	0.21%	0.28%
Net loans charged off as a percent of average loans outstanding	—%	—%	—%	—%	(0.01)%
Allowance for loan losses to non-performing loans	38.30%	70.03%	135.00%	193.06%	72.77%

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

While we currently continue to de-emphasize securities and emphasize loans as assets, securities still represent a significant asset class on our balance sheet. At June 30, 2009, our securities portfolio totaled $1.20 billion representing 14.8% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At June 30, 2009, $846.0 million of our securities were classified as held-to-maturity and reported at amortized cost and $355.0 million were classified as available-for-sale and reported at fair value.

Mortgage-Backed Securities.  We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At June 30, 2009, agency-issued mortgage-backed securities including CMOs, totaled $964.8 million, or 80.3%, of our total securities portfolio.

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

Our mortgage-backed securities portfolio had a weighted average yield of 4.48% at June 30, 2009. The estimated fair value of our mortgage-backed securities at June 30, 2009 was $1.13 billion, which is $10.9 million greater than the amortized cost of $1.12 billion.

We also invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At June 30, 2009, we held 28 securities issued by private mortgage originators that had an amortized cost of $160.7 million and a fair value of $149.3 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. The majority of the decrease in the fair value of these securities is attributed to changes in market interest rates and credit spreads. During the year, three securities with an aggregate amortized cost of $19.3 million were downgraded by credit rating agencies to AA, A and Baa. For securities with larger decreases in fair value, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable). Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of June 30, 2009. Under certain stress scenarios estimated future losses may arise. Management determined that no other-than-temporary impairment existed as of June 30, 2009. We will continue to evaluate these securities for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Corporate and Other Debt Securities.  At June 30, 2009, our corporate and other debt securities portfolio consists of collateralize debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks (81%) and to a lesser extent insurance companies (18%) and real estate investment trusts (1%). The interest rates on these securities reset quarterly in relation to the 3 month Libor rate. These securities have been classified in the held to maturity portfolio since their purchase and the Company has the ability and intent to hold these securities until maturity.

At June 30, 2008, this portfolio contained 3 securities with an amortized cost of $13.1 million which had an investment grade rating of AAA and 30 securities with an amortized cost of $165.6 million with an investment grade rating of A. Over the past year, the market for CDOs became increasingly illiquid due to negative perceptions about the health of the financial sector in general, and more specifically the financial stability of the underlying issuers. The combination of the illiquidity, credit downgrades by credit rating agencies and the increase in payment deferrals and defaults by issuers resulted in a continued decline in the fair value of these securities. We perform extensive analysis to determine our risk associated with these securities. For the CDOs we own, we perform a financial assessment of the approximate one thousand underlying issuing banks. We assess estimated cash flows using historical bank and insurance company default rates and include projected deferrals for individual issuing banks which have elevated levels of non-accrual and delinquent loans. We also analyzed stress tested cash flow projections to determine the amount of additional defaults the securities can withstand before there is a break in the principal and interest contractually due to us. These instruments were over collateralized upon origination to absorb a level of possible future defaults over their anticipated lives. Due to the deteriorating economic conditions, the current estimated future deferrals and defaults have increased significantly. Currently there are 24 issuers which have been taken into receivership by the FDIC, 8 issuers in default and 97 issuers deferring payments within the CDOs we own, which in the aggregate represent 17.9% of the collateral for these instruments.

At December 31, 2008, we recorded a pre-tax $156.7 million other-than-temporary impairment, or OTTI, charge to reduce the carrying amount of our investment bank pooled trust preferred securities to the securities’ market values totaling $20.7 million. The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities at that time and the unlikelihood of any near-term market value recovery. The significant decline in the market value occurred primarily as a result of deteriorating national economic conditions, rapidly increasing amounts of non-accrual and delinquent loans at some of the underlying issuing banks, and credit rating downgrades by Moody’s. Subsequently, Moody’s again downgraded substantially all of the credit ratings of these securities in our portfolio due to the continue credit crisis and weak economic conditions, as well as the sharp increase in the number of interest payment deferrals and defaults over the past year which are expected to continue to rise, resulting in only 3 securities maintaining investment grade (Baa and higher). Of the remaining securities, the majority are credit rated Ca which Moody’s defines as “highly speculative and are likely in, or very near, default, with some prospect of recovery of principal and interest.”

The Company adopted of FSP 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments” on April 1, 2009, which required management to determine the amount of previously recorded OTTI charges on these securities which were related to credit and all other non-credit factors. In accordance with the FSP, management calculated the present value of expected future cash flows of the securities taking into account the deteriorating financial condition of the U.S. banking sector, the credit rating downgrades, the accelerating pace of banks deferring or defaulting on their trust preferred debt, and the increasing amounts of non-accrual and delinquent loans at the underlying issuing banks. Based on this analysis, management determined that $35.6 million of the previously recorded pre-tax OTTI charge was due to other non-credit factors and, in accordance with the FSP, the Company recognized a cumulative effect of initially applying this FSP as a $21.1 million after-tax adjustment to retained earnings with a corresponding adjustment to accumulated other comprehensive income. At June 30, 2009, the Company recorded an additional $1.3 million pre-tax credit related OTTI charge on these securities. The Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost. At June 30, 2009, the corporate and other debt portfolio totaled $20.7 million and had a fair value of $20.1 million.

We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. The Company will continue to evaluate them for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Government Sponsored Enterprises.  At June 30, 2009, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $48.3 million representing 4.02% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio, we hold for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Marketable Equity Securities.  At June 30, 2009, we had $1.6 million in equity securities representing 0.1% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios.  The following table sets forth the composition of our investment securities portfolios at the dates indicated.

Securities Held-to-Maturity

	At June 30,
	2009		2008		2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Debt securities:
Government Sponsored Enterprises	$18,238	$19,161	$46,703	$47,052	$131,900	$127,370
Municipal bonds	10,420	10,624	10,574	10,773	14,048	14,236
Corporate and other debt securities	20,727	20,129	178,669	135,527	166,074	165,897

	49,385	49,914	235,946	193,352	312,022	307,503

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	429,969	440,088	551,708	544,834	684,839	660,478
Government National Mortgage Association	4,269	4,617	5,052	5,322	6,061	6,235
Federal National Mortgage Association	278,272	286,820	354,493	351,003	444,689	430,723
Federal housing authorities	2,654	2,908	2,849	3,077	3,027	3,251
Non-agency securities	81,494	76,955	105,006	100,465	128,284	123,686

Total mortgage-backed securities held-to-maturity	796,658	811,388	1,019,108	1,004,701	1,266,900	1,224,373

Total securities held-to-maturity	$846,043	$861,302	$1,255,054	$1,198,053	$1,578,922	$1,531,876

Securities Available-for-Sale

	At June 30,
	2009		2008		2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In thousands)

Equity securities	$1,583	$1,598	$6,655	$6,514	$6,205	$5,969
GSE debt securities	30,051	30,079	—	—	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	151,450	152,718	51,256	51,197	68,635	67,223
Federal National Mortgage Association	94,967	96,617	49,393	49,364	70,059	68,856
Government National Mortgage Association	275	300	—	—	—	—
Non-agency securities	80,523	73,704	101,555	95,957	119,598	115,891

Total mortgage-backed securities available for sale	327,215	323,339	202,204	196,518	258,292	251,970

Total securities available-for-sale	$358,849	$355,016	$208,859	$203,032	$264,497	$257,939

At June 30, 2009, we had no investment that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at June 30, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)

Held to Maturity:
Debt securities:
Government sponsored enterprises	$3,000	4.00%	$15,000	4.50%	$238	1.25%	$—	—%	$18,238	$19,161	3.72%
Municipal bonds	—	—%	4,070	6.25%	1,220	8.97%	5,130	9.08%	10,420	10,624	7.96%
Corporate and other debt securities	—	—%	—	—%	—	—%	20,727	2.40%	20,727	20,129	2.40%

	3,000	4.00%	19,070	4.87%	1,458	7.71%	25,857	3.72%	49,385	49,914	4.06%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	517	5.00%	21,693	3.95%	223,276	4.21%	184,483	4.30%	429,969	440,088	4.04%
Government National Mortgage Association	—	—%	1	12.00%	2	10.00%	4,266	7.22%	4,269	4,617	7.22%
Federal National Mortgage Association	1,179	4.50%	1,380	4.00%	126,557	4.63%	149,156	4.89%	278,272	286,820	4.74%
Federal and state housing authorities	—	—%	1,615	8.80%	1,039	8.90%	—	—%	2,654	2,908	8.88%
Non-agency securities					76,949	4.89%	4,545	3.29%	81,494	76,955	4.80%

Total mortgage-backed securities	1,696	4.65%	24,689	4.27%	427,823	4.47%	342,450	4.58%	796,658	811,388	4.40%

Total securities held-to-maturity	$4,696	4.24%	$43,759	4.53%	$429,281	4.48%	$368,307	4.52%	$846,043	$861,302	4.38%

Available for Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$1,583	—%	$1,583	$1,598	—%
GSE debt securities	$30,051	0.95%	—	—%	—	—%	—	—%	30,051	30,079	—%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	5,761	4.00%	6,565	4.11%	139,124	4.89%	151,450	152,718	4.82%
Government National Mortgage Association	—	—%					275	4.66%	275	300	4.66%
Federal National Mortgage Association	—	—%	18,605	4.05%	18,583	4.17%	57,779	4.90%	94,967	96,617	4.59%
Non-agency securities	—	—%	101	0.49%	59,895	4.59%	20,527	4.59%	80,523	73,704	4.59%

Total mortgage-backed securities	$—	—%	24,467	4.02%	85,043	4.46%	217,705	4.86%	327,215	323,339	4.69%

Total securities available-for-sale	$30,051	0.95%	$24,467	4.02%	$85,043	4.46%	$219,288	4.82%	$358,849	$355,016	4.28%

Sources of Funds

General.  Deposits, primarily certificates of deposit, have traditionally been the primary source of funds used for our lending and investment activities. In addition, we use a significant amount of borrowings, primarily reverse repurchase agreements from the FHLB and various brokers; to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, brokered certificates of deposit, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits.  At June 30, 2009, we held $5.51 billion in total deposits, representing 75.2% of our total liabilities. In prior years we emphasized a more wholesale strategy for generating funds, in particular, by offering high cost certificates of deposit. At June 30, 2009, $3.31 billion, or 60.0%, of our total deposit accounts were certificates of deposit. We had no brokered deposits at June 30, 2009. We continue to change the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits. The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At June 30, 2009, we held $2.20 billion in core deposits, representing 40.0% of total deposits. This is an increase of $1.15 billion, or 110.1%, when compared to June 30, 2008, when our core deposits were $1.05 billion. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products. We attempt to generate our deposits from a diverse client group within our primary market area. We are focusing on attracting the deposits from municipalities and C&I businesses which operate in our marketplace. We successfully grew municipal deposits by $429.4 million to $556.7 million at June 30, 2009 as compared to $127.3 million at June 30, 2008. Numerous new municipal deposit relationships were established during the past twelve months.

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

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2009			2008
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Savings	$779,678	14.16%	1.99%	$417,196	10.51%	1.96
Checking accounts	898,816	16.33	0.84	401,100	10.10	1.28
Money market deposits	521,425	9.47	1.76	229,018	5.77	2.06

Total transaction accounts	2,199,919	39.96	1.46	1,047,314	26.38	1.72
Certificates of deposit	3,305,828	60.04	2.80	2,922,961	73.62	3.71

Total deposits	$5,505,747	100.00%	2.27%	$3,970,275	100.00%	3.18%

	At June 30,
	2007
		Percent of	Weighted
		Total	Average
	Balance	Deposits	Rate
	(Dollars in thousands)

Savings	$358,866	9.52%	2.13%
Checking	406,231	10.78	2.30
Money market deposits	182,274	4.84	2.37

Total transaction accounts	947,371	25.14	2.25
Certificates of deposit	2,820,817	74.86	5.03

Total deposits	$3,768,188	100.00%	4.33%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At June 30,
	2009	2008	2007
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$598,759	$45,284	$18,813
2.01% - 3.00%	1,501,821	566,007	19,910
3.01% - 4.00%	866,050	1,188,461	441,633
4.01% - 5.00%	311,509	769,010	1,070,531
5.01% - 6.00%	27,689	351,730	1,268,741
Over 6.00%	—	2,469	1,189

Total	$3,305,828	$2,922,961	$2,820,817

The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at June 30, 2009.

	Within	Over	Over	Over	Over	Over
	Three	Three to	Six Months to	One Year to	Two Years to	Three
	Months	Six Months	One Year	Two Years	Three Years	Years	Total
	(Dollars in thousands)

Certificates of Deposits
Less than 2%	$180,041	$190,654	$171,480	$53,182	$3,372	$30	$598,759
2.01% - 3.00%	382,001	559,376	295,220	247,775	2,867	14,582	1,501,821
3.01% - 4.00%	382,233	230,619	145,719	33,585	30,125	43,769	866,050
4.01% - 5.00%	47,509	25,105	14,599	6,654	183,947	33,695	311,509
5.01% - 6.00%	634	331	64	5,386	9,944	11,330	27,689

Total	$992,418	$1,006,085	$627,082	$346,582	$230,255	$103,406	$3,305,828

As of June 30, 2009 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $1.10 billion. The following table sets forth the maturity of those certificates as of June 30, 2009.

At
June 30, 2009
(In thousands)

Three months or less	$350,768
Over three months through six months	339,319
Over six months through one year	201,879
Over one year	211,311

Total	$1,103,277

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

	At or for the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of period	$870,555	$563,583	$333,710
Average balance during period	989,855	208,866	196,417
Maximum outstanding at any month end	1,348,574	563,583	333,710
Weighted average interest rate at end of period	3.66%	3.5%	5.42%
Average interest rate during period	3.34%	4.41%	5.46%

The following table sets forth information concerning balances and interest rates on our securities sold under agreements to repurchase at the dates and for the periods indicated:

	At or for the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of period	$860,000	$1,000,000	$705,000
Average balance during period	902,326	999,663	925,280
Maximum outstanding at any month end	960,000	1,109,500	1,095,000
Weighted average interest rate at end of period	4.32%	4.27%	4.78%
Average interest rate during period	4.38%	4.58%	4.80%

Subsidiary Activities

Investors Bancorp, Inc. has two direct subsidiaries: ASB Investment Corp and Investors Savings Bank.

ASB Investment Corp.  ASB Investment Corp. is a New Jersey corporation, which was organized in June 2003 for the purpose of selling insurance and investment products, including annuities, to customers and the general public through a third party networking arrangement. This subsidiary was obtained in the acquisition of American Bancorp during the year. There has been very little activity at this subsidiary and sales are currently limited to the sale of fixed rate annuities.

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

ISB Asset Corporation.  ISB Asset Corporation is a New Jersey corporation formed in 1997 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Investors Savings Bank. It operated as a real estate investment trust (“REIT”) though December 2006. During fiscal 2008, the REIT was liquidated due to tax law changes and its assets were transferred to the Bank.

ISB Holdings, Inc.  ISB Holdings, Inc. is a New Jersey corporation, which is the 100% owner of ISB Asset Corporation.

American Savings Investment Corp.  American Savings Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Holding investment securities in this subsidiary reduces our New Jersey state income tax rate. This subsidiary was obtained in the acquisition of American Bancorp during the year.

Investors Savings Bank has two additional subsidiaries which are inactive.

Personnel

As of June 30, 2009, we had 647 full-time employees and 58 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

SUPERVISION AND REGULATION

General

Investors Savings Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Investors Savings Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Investors Savings Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC each conduct periodic examinations to assess Investors Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Minimum Capital Requirements.  Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including Investors Savings Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “— Federal Banking Regulation — Capital Requirements” below.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Investors Savings Bank’s Total capital, Tier 1 risk-based capital, and Total risk-based capital ratios as of June 30, 2009:

	As of June 30, 2009
		Percent
	Capital	of Assets(1)
	(Dollars in thousands)

Total capital	$729,897	9.52%
Tier 1 risk-based capital	$729,897	15.86%
Total risk-based capital	$776,505	16.88%

(1)	For purposes of calculating Total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of June 30, 2009, Investors Savings Bank was considered “well capitalized” under FDIC guidelines.

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

Federal Home Loan Bank System.  Investors Savings Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. The Federal Home Loan Banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective Boards of Directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFA. All long-term advances are required to provide funds for residential home financing. The FHFA has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

Investors Savings Bank, as a member of the FHLB is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Savings Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Savings Bank. The activity-based stock purchase requirement for Investors Savings Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Savings Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Savings Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At June 30, 2009, the amount of FHLB stock held by us satisfies these requirements.

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

Deposit Insurance.  Investors Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Investors Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. Investors Savings Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment will be collected on September 30, 2009. An additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain. Our total expense for the special assessment was $3.6 million as of June 30, 2009.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $4.96 million for the year ended June 30, 2009 and $445,000 for the year ended June 30, 2008. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank received a $2.8 million One-Time Assessment Credit, all of which was used to offset substantially all of our deposit insurance assessment, excluding the FICO payments, for the period from January 1, 2007 through September 30, 2008.

The Company is participating in the FDIC’s Temporary Account Guarantee (“TAG”) program, which is a part of the FDIC’s Temporary Liquidity Guarantee (“TLG”) program. The purpose of the TLG is to strengthen confidence and encourage liquidity in the banking system. Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.50% or less and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until December 31, 2009. The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.

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

Investors Savings Bank is also required to provide its customers with the ability to “opt-out” of having Investors Savings Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

In addition, the fair credit reporting act, Investors must provide its customers with the ability to :opt-out” of having Investors share their non-public personal information for marketing purposes with the affiliate or subsidiary before they can disclose such information.

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

Loans to a Bank’s Insiders

Federal Regulation.  A bank’s loans to its insiders — executive officers, directors, principal shareholders (any owner of 10% or more of its stock) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Investors Savings Bank. See “— New Jersey Banking Regulation — Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.

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

Federal Reserve System

The Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At June 30, 2009, Investors Savings Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Savings Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Savings Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

We originate and purchase interest only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. At June 30, 2009, our residential mortgage loan portfolio included approximately $517.1 million of interest only loans.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Under Section 302(a) of the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. Rules promulgated under the Sarbanes-Oxley Act require that these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Investors Bancorp, Inc. was required to report under Section 404 of the Sarbanes-Oxley Act beginning with the fiscal year ending June 30, 2008. Investors Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Holding Company Regulation

Federal Regulation.  Bank holding companies, like Investors Bancorp, Inc., are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Savings Bank. As of June 30, 2009, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.”

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

In connection with our June 2008 merger of Summit Federal Savings Bank, we issued 1,744,592 shares of our common stock to Investors Bancorp, MHC, which represents the pro forma market value of Summit Federal Savings Bank, thereby increasing Investors Bancorp, MHC’s ownership interest in Investors Bancorp, Inc. As a result, in the event of a Conversion Transaction of Investors Bancorp, MHC, there will be additional shares of New Holding Company available to depositors of Investors Savings Bank, including former depositors of Summit Federal Savings Bank who remain depositors of Investors Savings Bank at the time of the conversion.

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

As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At June 30, 2009, our total federal pre-base year reserve was approximately $40.7 million.

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

Net Operating Loss Carryforwards and Charitable Contribution Carryforward.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2009, the Company has a $4.0 million carryback claim and a federal net operating loss carryforward of approximately $12.5 million.

At June 30, 2009, the Company had $10.0 million in charitable contribution carryforwards which are due to expire in 2010.

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

At June 30, 2009 and 2008 the Company had state net operating loss carryforwards of approximately $98.6 and $169.0 million, respectively. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.

Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, Investors Bancorp, Inc. is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.

ITEM 1A.	RISK FACTORS

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2009, the fair value of our total securities portfolio was $1.22 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2009, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience an 4.6% or $10.2 million decrease in net interest income.

Because We Intend to Continue to Increase Our Commercial Originations, Our Lending Risk Will Increase.

At June 30, 2009, our portfolio of commercial real estate, multi-family, construction and Commercial and Industrial (C&I) loans totaled $1.28 billion, or 20.7% of our total loans. We intend to increase our originations of commercial real estate, multi-family and construction loans. In 2008 we began offering C&I loans. Commercial real estate, multi-family, construction and C&I loans generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

The U.S. Economy Is Experiencing An Economic Downturn. A Continuation or Further Deterioration Will Have An Adverse Effect On Our Operations.

Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total non-performing assets increased from $19.4 million at June 30, 2008 to $121.7 million at June 30, 2009, and total non-performing loans as a percentage of total assets increased to 1.50% at June 30, 2009 as compared to 0.30% at June 30, 2008. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

In addition, the impact of the continued economic downturn could negatively impact the carrying values of our securities portfolio. At June 30, 2009, our securities portfolio contains approximately $162 million in non-agency mortgage backed securities. Continued economic weakness could result in these securities being other-than-temporarily impaired which would have an adverse impact on our financial condition and results of operations.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $3.6 million during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses of $46.6 million was 0.76% of total loans and 38.3% of non-performing loans at June 30, 2009.

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

There Is No Assurance That Our Strategy to Change the Mix of Our Assets and Liabilities Will Succeed.

We previously emphasized investments in government agency and mortgage-backed securities, funded with wholesale borrowings. This policy was designed to achieve higher profitability by allowing asset growth with low overhead expense, although securities generally have lower yields than loans, resulting in a lower interest rate spread and lower interest income. In October 2003, we implemented a strategy to change the mix of our assets and liabilities to one more focused on loans and retail deposits. As a result of this strategy, at June 30, 2009, our mortgage-backed and other securities accounted for 14.8% of total assets, while our loan portfolio accounted for 76.3% of our total assets.

Our Inability to Achieve Profitability on New Branches May Negatively Affect Our Earnings.

We have expanded our presence throughout our market area and we intend to pursue further expansion through de novo branching or the purchase of branches from other financial institutions. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

Our Return on Equity Has Been Low Compared to Other Financial Institutions. This Could Negatively Affect the Price of Our Common Stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. The return on average equity for all publicly traded savings institutions organized in the mutual holding company form was 1.31% compared to our net loss for June 30, 2009. We expect our return on equity to remain below the industry average until we are able to further leverage the additional capital we received from our 2005 stock offering. Our return on equity has been low principally because of the amount of capital raised in the offering, higher expenses from the costs of being a public company, and added expenses associated with our employee stock ownership plan and the stock-based incentive plan. Until we can increase our net interest income and other income, we expect our return on equity to be below the industry average.

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

At June 30, 2009, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 58 full-service branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of August 18, 2009 was 12,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods Indicated. The following information was provided by the NASDAQ Global Select Market.

	Fiscal 2009			Fiscal 2008
	High	Low	Dividends	High	Low	Dividends

First Quarter	$16.15	$12.59	$—	$14.60	$11.54	$—
Second Quarter	15.00	12.39	—	15.00	13.77	—
Third Quarter	13.29	6.86	—	15.59	13.17	—
Fourth Quarter	9.71	8.14	—	15.75	13.06	—

Investors Bancorp, Inc. did not pay a dividend during the fiscal years ended June 30, 2009 and 2008.

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

The Company completed its acquisition of American Bancorp of New Jersey, Inc. effective May 31, 2009, in which 6.5 million of its common shares were issued.

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning October 12, 2005, the date that Investors Bancorp began trading as a public company as reported by the NASDAQ Global Select Market through June 30, 2009, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

INVESTORS BANCORP, INC.

Total Return Performance

	Period Ending
Index	10/12/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09
Investors Bancorp, Inc.	100.00	110.08	135.23	156.99	134.03	141.12	130.34	134.03	91.82

SNL Bank and Thrift Index	100.00	110.59	116.36	129.22	123.80	98.54	68.68	56.67	48.71

SNL Thrift Index	100.00	112.84	121.62	131.54	120.31	78.91	62.25	50.22	42.18

*	Source : SNL Financial LC, Charlottesville, VA

The following table reports information regarding repurchases of our common stock during the fourth quarter of fiscal 2009 and the stock repurchase plans approved by our Board of Directors.

	Total Number of	Average	As part of Publicly	Yet Be Purchased
	Shares	Price paid	Announced Plans	Under the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs

April 1, 2009 through April 30, 2009	15,181	$8.47	128,583	3,499,436
May 1, 2009 through May 31, 2009	100,000	8.35	835,174	3,399,436
June 1, 2009 through June 30, 2009	272,500	8.88	2,419,103	3,126,936

Total	387,681		3,382,860

(1)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 3,126,936 shares yet to be purchased as of June 30, 2009.

In June 2009, the Company received 477,125 shares of its common stock, which were placed into treasury stock, in settlement of American Bancorp’s ESOP debt.

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

	At June 30,
	2009	2008	2007	2006	2005
	(In thousands)

Selected Financial Condition Data:
Total assets	$8,136,432	$6,419,142	$5,722,026	$5,631,809	$5,142,575
Loans receivable, net	6,143,169	4,670,150	3,624,998	2,995,435	2,028,045
Loans held-for-sale	61,691	9,814	3,410	974	3,412
Securities held to maturity, net	846,043	1,255,054	1,578,922	1,835,581	2,128,944
Securities available for sale, at estimated fair value	355,016	203,032	257,939	538,526	683,701
Bank owned life insurance	113,191	96,170	92,198	82,603	79,779
Deposits	5,505,747	3,970,275	3,768,188	3,419,361	3,373,291
Borrowed funds	1,730,555	1,563,583	1,038,710	1,245,740	1,313,769
Stockholders’ equity	819,283	828,538	858,859	916,291	423,704

	Years Ended June 30,
	2009(1)	2008	2007(2)	2006(3)	2005(4)
	(In thousands)

Selected Operating Data:
Interest and dividend income	$368,060	$312,807	$285,223	$252,050	$232,594
Interest expense	201,924	207,695	195,263	143,594	128,286

Net interest income	166,136	105,112	89,960	108,456	104,308
Provision for loan losses	29,025	6,646	729	600	604

Net interest income after provision for loan losses	137,111	98,466	89,231	107,856	103,704
Non-interest income (loss)	(148,430)	7,373	3,175	5,972	(2,080)
Non-interest expenses	97,799	80,780	77,617	90,877	107,173

Income (loss) before income tax expense (benefit)	(109,118)	25,059	14,789	22,951	(5,549)
Income tax expense (benefit)	(44,200)	9,030	(7,477)	7,610	(2,986)

Net income (loss)	$(64,918)	$16,029	$22,266	$15,341	$(2,563)

(Loss) earnings per share — basic and diluted(5)	$(0.62)	$0.15	$0.20	$0.07	n/a

(1)	June 30, 2009 year end results reflect a $158.0 million pre-tax OTTI charge related to our trust preferred securities.

(2)	June 30, 2007 year end results reflect a $9.9 million reversal of previously established valuation allowances for deferred tax assets.

(3)	June 30, 2006 year end results reflect a pre-tax expense of $20.7 million for the charitable contribution made to Investors Savings Bank Charitable Foundation as part of our initial public offering.

(4)	June 30, 2005 year end results reflect pre-tax expense of $54.0 million attributable to the March 2005 balance sheet restructuring.

(5)	Basic and diluted earnings per share for the year ended June 30, 2006 include the results of operations from October 11, 2005, the date the Company completed its initial public offering.

At or for the Years Ended June 30,
2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:
Performance Ratios:
(Loss) return on assets (ratio of net income or loss to average total assets)	(0.90)%	0.27%	0.39%	0.28%	(0.05)%
(Loss) return on equity (ratio of net income or loss to average equity)	(8.14)%	1.92%	2.47%	2.00%	(0.62)%
Net interest rate spread(1)	2.06%	1.28%	1.02%	1.65%	1.82%
Net interest margin(2)	2.38%	1.81%	1.65%	2.06%	2.00%
Efficiency ratio(3)	552.35%	71.81%	83.34%	79.42%	104.84%
Efficiency ratio (Excluding OTTI and FDIC special assessment)	54.39%	71.55%	83.34%	79.42%	104.84%
Non-interest expenses to average total assets	1.35%	1.35%	1.38%	1.68%	2.00%
Average interest-earning assets to average interest-bearing liabilities	1.11	x	1.15	x	1.18	x	1.15	x	1.07	x
Asset Quality Ratios:
Non-performing assets to total assets	1.50%	0.30%	0.09%	0.06%	0.15%
Non-performing loans to total loans	1.97%	0.42%	0.14%	0.11%	0.39%
Allowance for loan losses to non-performing loans	38.30%	70.03%	135.00%	193.06%	72.77%
Allowance for loan losses to total loans	0.76%	0.29%	0.19%	0.21%	0.28%
Capital Ratios:
Risk-based capital (to risk-weighted assets)(4)	16.88%	21.77%	25.18%	26.63%	21.72%
Tier I risk-based capital (to risk-weighted assets)(4)	15.86%	21.37%	24.93%	26.38%	21.44%
Total capital (to average assets)(4)	9.52%	11.93%	12.52%	12.25%	8.35%
Equity to total assets	10.07%	12.91%	15.01%	16.27%	8.24%
Average equity to average assets	11.05%	13.94%	15.97%	14.21%	7.75%
Tangible capital (to tangible assets)	9.78%	12.89%	15.01%	16.26%	8.24%
Book value per common share	$7.38	$7.87	$7.86	$8.04	n/a
Other Data:
Number of full service offices	58	52	51	51	51
Full time equivalent employees	647	537	509	510	493

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expenses divided by the sum of net interest income and non-interest income.

(4)	Ratios are for Investors Savings Bank and do not include capital retained at the holding company level.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As one of the largest banks headquartered in New Jersey, we strive to provide high quality products and services in an honest and straightforward manner while operating responsibly and ethically, so that our clients, employees, stockholders and communities may prosper.

Fiscal year 2009 was an unprecedented time for the financial services industry. The disruption and volatility in the financial and capital markets over the past year reached a crisis level in the fall of 2008 as national and global credit markets ceased to function effectively. Many financial institutions were affected by the lack of liquidity and continued credit deterioration, resulting in the failure, near failure or sale at depressed valuations of some of the nation’s largest financial institutions. A number of government programs were announced during the year to help stabilize the financial services industry, restore confidence in the banking system and ease liquidity concerns. With our strong capital and liquidity levels we did not participate in any of these programs other than those introduced by the FDIC to increase account insurance from $100,000 to $250,000 on all non-interest bearing customer transaction accounts. In an effort to stimulate the U.S. economy, the Federal Reserve reduced the Federal Funds rate to a target rate of 0.00% to 0.25% and as a result we benefited from one of the steeper yield curve environments in recent history. This interest rate environment helped to reduce our cost of funds on deposits and wholesale borrowings. Net interest income increased by $61.0 million to $166.1 million for the year ended June 30, 2009.

The disruption in the financial markets has also created other opportunities for us. With many lenders reducing the amount of loans being made, we continued lending to highly qualified borrowers and increased the number of new customers and new loans. While our lending has increased in this difficult environment, we remain focused on maintaining our strict and conservative loan underwriting standards. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. This environment has also helped us to continue our transition to be more commercial bank like with the origination of more commercial, multifamily and business loans. We believe our expansion into this type of lending will provide us with an opportunity to increase net interest income, diversify the loan portfolio, improve our interest rate risk position and add more low cost commercial deposits. While we take advantage of these opportunities and increase our loan portfolio we continue to prudently evaluate the portfolio and provide for potential losses given the current environment. The provision for loan losses recorded during the year ended June 30, 2009 reflects the overall increase in the loan portfolio, the change in portfolio composition, the increase in loan delinquencies, and nonperforming loans, the internal downgrade of the risk rating on several construction loans, as well as our evaluation of the continued deterioration of the housing and real estate markets and increasing weakness in the overall economy, particularly the accelerating pace of job losses.

Deposit growth during the past fiscal year has been strong while we continue to change our mix of deposits from certificates of deposits to core deposits. At June 30, 2009 core deposits represented 40% of total deposits compared to June 30, 2008, when core deposits represented 26% of total deposits. We will continue to invest in branch staff training, new core deposit products and marketing to a diverse client group within our primary market area including municipalities and commercial businesses. Deposits from municipalities and businesses operating in our market have increased with a number of new municipal deposit relationships established during the past twelve months. The balances of municipal deposits increased to $556.7 million at June 30, 2009 from $127.3 million at June 30, 2008. Deposit growth and diversification will remain our primary focus.

This fiscal year also saw the successful completion and integration of American Bancorp of New Jersey, Inc., the holding company for American Bank of New Jersey. This strategic acquisition helped to increase our geographic presence adding 4 branch offices in Essex County and one branch office in Passaic County with total deposits of approximately $500 million and total assets of just under $700 million. We are excited about this acquisition because of the similar cultures of both organizations and the opportunity to expand our presence and business in those new markets. We also announced, on May 21, 2009, the signing of a definitive agreement to acquire six branch offices from Banco Popular with total deposits of approximately $250 million. The branch offices, located in Clifton, Montclair, Newark and East Orange New Jersey will enhance the geographic presence of the offices acquired in American Bancorp acquisition.

During the year we were negatively impacted by the financial crisis as we recognized a $158.0 million pre-tax, non-cash other-than-temporary impairment (“OTTI”) charge related to our portfolio of pooled bank trust preferred collateralized debt obligations (“CDOs”). The portfolio is comprised of 33 securities whose book value was reduced to $20.7 million as a result of these charges. The majority of the impairment was recognized because the market value of these securities continued to decline and we did not believe the market value of these securities would recover within the foreseeable future.

Total non-performing loans, defined as non-accruing loans, increased by $102.3 million to $121.7 million at June 30, 2009 which are comprised of construction loans of $68.8 million, residential loans of $29.7 million, multifamily loans of $20.1 million and commercial loans of $2.8 million. The ratio of non-performing loans to total loans was 1.97% at June 30, 2009 compared to 0.42% at June 30, 2008. Several large construction loans have experienced financial difficulty in this economic environment as consumers scaled back from purchasing new homes and real estate values declined. In addition residential loan delinquency has risen as unemployment in our lending area has risen steadily over the past year.

Given our strong capital and liquidity positions, we believe we are well positioned to deal with the current economic conditions while focusing on enhancing shareholder value, providing a high quality client experience with competitively priced products and services to individuals and businesses in the communities we serve. We will continue to explore opportunities to grow the franchise through the acquisition of banks and branch locations.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses.  The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

Our primary lending emphasis has been the origination and purchase of residential mortgage loans and commercial real estate mortgages. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages. We also have a concentration of loans secured by real property located in New Jersey. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Securities Impairment Judgments.  Some of our assets are carried on our consolidated balance sheets at cost, at fair value or at the lower of cost or fair value. Valuation allowances or write-downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.

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

Goodwill Impairment.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified a single reporting unit. We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit. In addition, we consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit. If the estimated fair value of our reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

Valuation of Mortgage Servicing Rights (MSR.)  The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

We assess impairment of our MSR based on the estimated fair value of those rights with any impairment recognized through a valuation allowance. The estimated fair value of the MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The allowance is then adjusted in subsequent periods to reflect changes in the measurement of impairment. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

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

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

Total Assets.  Total assets increased by $1.72 billion, or 26.8%, to $8.14 billion at June 30, 2009 from $6.42 billion at June 30, 2008. This increase was largely the result of the growth in our loan portfolio and the acquisition of American Bancorp which was completed on May 31, 2009.

Net Loans.  Net loans, including loans held for sale, increased by $1.52 billion, or 32.6%, to $6.20 billion at June 30, 2009 from $4.68 billion at June 30, 2008. This increase in loans reflects our continued focus on loan originations and purchases and our acquisition of American Bancorp. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New Jersey.

We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the year ended June 30, 2009 we originated $407.6 million in residential mortgage loans. In addition, we purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year ended June 30, 2009, we purchased loans totaling $720.5 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the year ended June 30, 2009, we took advantage of several opportunities to purchase $343.4 million of residential mortgage loans that met our underwriting criteria on a “bulk purchase” basis.

Additionally, for the year ended June 30, 2009, we originated $145.5 million in multi-family loans, $222.0 million commercial real estate loans and $127.6 million in construction loans. We also purchased $200.9 million of multi-family loans from another financial institution. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family, commercial real estate and construction loans.

The allowance for loan losses increased by $33.0 million to $46.6 million at June 30, 2009 from $13.6 million at June 30, 2008. The increase in the allowance is primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an internal downgrade of the risk ratings on certain commercial real estate loans; the increase in non-performing loans; and the adverse economic environment. In addition, the allowance for loan loss increased by $4.0 million as American Bancorp’s allowance was transferred as part of the acquisition.

Total non-performing loans, defined as non-accruing loans, increased by $102.3 million to $121.7 million at June 30, 2009 which are comprised of construction loans of $68.8 million, residential loans of $29.7 million, multifamily loans of $20.1 million and commercial loans of $2.8 million. Several large construction loans have experienced financial difficulty in this economic environment as consumers scaled back from purchasing new homes and real estate values declined. Residential loan delinquency has risen as unemployment in our lending area has risen steadily over the past year. The Company acquired $10.5 million of nonaccrual loans in the American Bancorp acquisition. At June 30, 2009, excluding non-accrual loans, the Company’s commercial real estate portfolio has $15.7 million in loans 30-89 days delinquent, all of which were acquired in the American Bancorp acquisition.

The ratio of non-performing loans to total loans was 1.97% at June 30, 2009 compared to 0.42% at June 30, 2008. The allowance for loan losses as a percentage of non-performing loans was 38.30% at June 30, 2009 compared with 70.03% at June 30, 2008. At June 30, 2009 our allowance for loan losses as a percentage of total loans was 0.76% compared with 0.29% at June 30, 2008.

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2009, the Company has one construction loan totaling $9.8 million that it deems a potential problem loan. Although the loan is current as of June 30, 2009, management is actively monitoring this loan.

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

Securities.  Securities, in the aggregate, decreased by $257.0 million, or 17.6%, to $1.20 billion at June 30, 2009, from $1.46 billion at June 30, 2008. This decrease was the result of cash flows from our securities portfolio being used to help fund our loan growth and the OTTI charge. This decrease was partially offset by the purchase of $104.3 million of agency issued mortgage backed securities as a way to utilize excess liquidity during the quarter ended June 30, 2009.

Securities include pooled trust preferred securities, principally issued by banks. Given the challenging environment for most banks in the U.S.; the dramatic increase in payment deferrals by issuers; and downgrades by credit rating agencies, the fair value of these securities has steadily declined over the past year. The Company recorded pre-tax OTTI charges totaling $158.0 million on these securities during the year ended June 30, 2009.

During the quarter the Company adopted the new accounting standard, FSP 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP required us to determine which portion of the previously recorded OTTI charges pertained to credit losses and which portion of the charges were attributed to lack liquidity and other non-credit related matters. The FSP also required us to remove the portion of the loss pertaining to lack of liquidity and other non-credit related matters from retained earnings and record it in accumulated other comprehensive income. The Company determined that $21.1 million after tax ($35.7 million pre tax) was related to lack of liquidity and other non-credit related matters and therefore increased retained earnings by that amount and decreased accumulated other comprehensive income by the same amount. The adoption of this FSP did not change total stockholders’ equity.

The securities portfolio also includes non-agency, private label mortgage backed securities with an amortized cost of $162.0 million and a fair value of $150.7 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. The decrease in fair value for these securities is primarily attributed to changes in market interest rates. All securities are rated AAA except three securities with an aggregate amortized cost of $19.3 million which were downgraded to AA, A and Baa. Management will continue to monitor these securities for possible OTTI.

Stock in the Federal Home Loan Bank, Bank Owned Life Insurance, and Accrued Interest Receivable.  The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $11.1 million from $60.9 million at June 30, 2008 to $72.1 million at June 30, 2009 as a result of an increase in our level of borrowings at June 30, 2009. Bank owned life insurance increased by $17.0 million from $96.2 million at June 30, 2008 to $113.2 million at June 30, 2009 as a result of acquiring the American Bancorp policies. Intangible assets from the acquisition of American Bancorp totaled $21.6 million at June 30, 2009. There was also an increase in net deferred tax asset of $77.8 million resulting primarily from the net operating loss for the year.

Deposits.  Deposits increased by $1.54 billion, or 38.7%, to $5.51 billion at June 30, 2009 from $3.97 billion at June 30, 2008. Checking accounts, certificates of deposits, savings deposits, and money market account deposits increased by $497.7 million, $382.9 million, $362.5 million, and $292.4 million, respectively. Deposits increased as we were successful in attracting new municipal deposit accounts, opened a de novo branch, added business from existing customer relationships, and integrated the branches from our acquisitions.

Borrowed Funds.  Borrowed funds increased $167.0 million, or 10.7%, to $1.73 billion at June 30, 2009 from $1.56 billion at June 30, 2008. We utilized wholesale borrowings to fund a portion of our loan growth because of the lower rates available in the wholesale markets for longer term borrowings. Using longer term borrowings to fund mortgage loans helps to reduce interest rate risk of longer term assets.

Stockholders’ Equity.  Stockholders’ equity decreased $9.3 million to $819.3 million at June 30, 2009 from $828.5 million at June 30, 2008. The decrease is primarily attributed to the $64.9 million net loss for the year offset by a $42.1 million increase in treasury stock as a result of shares issued in the acquisition of American Bancorp, partially offset by purchases of treasury stock.

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

	For the Years Ended June 30,
	2009				2008				2007
	Average		Interest	Average	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$158,743		$393	0.25%	$32,948		$974	2.96%	$25,701		$993	3.86%
Repurchase agreements and federal funds sold	—		—	—	5,798		162	2.79	—		—	—
Securities available-for-sale(1)	197,824		8,968	4.53	235,385		10,826	4.60	406,274		18,006	4.43
Securities held-to-maturity	1,074,279		50,917	4.74	1,438,804		67,977	4.72	1,689,890		80,310	4.75
Net loans	5,482,009		304,678	5.56	4,043,398		229,634	5.68	3,305,807		182,996	5.54
Stock in FHLB	75,938		3,104	4.09	44,939		3,234	7.20	40,304		2,918	7.24

Total interest-earning assets	6,988,793		368,060	5.27	5,801,272		312,807	5.39	5,467,976		285,223	5.22

Non-interest-earning assets	231,122				185,705				170,671

Total assets	$7,219,915				$5,986,977				$5,638,647

Interest-bearing liabilities:
Savings deposits	$507,132		10,568	2.08%	$372,846		7,718	2.07%	$302,331		4,685	1.55
Interest-bearing checking	565,278		11,668	2.06	353,564		7,329	2.07	321,155		7,473	2.33
Money market accounts	310,656		6,466	2.08	204,952		5,005	2.44	185,849		3,596	1.93
Certificates of deposit	3,015,955		100,660	3.34	2,909,550		132,693	4.56	2,719,327		124,382	4.57
Borrowed funds	1,892,181		72,562	3.83	1,208,529		54,950	4.55	1,121,697		55,127	4.91

Total interest-bearing liabilities	6,291,202		201,924	3.21	5,049,441		207,695	4.11	4,650,359		195,263	4.20

Non-interest-bearing liabilities	131,219				102,828				87,946

Total liabilities	6,422,421				5,152,269				4,738,305
Stockholders’ equity	797,494				834,708				900,342

Total liabilities and stockholders’ equity	$7,219,915				$5,986,977				$5,638,647

Net interest income			$166,136				$105,112				$89,960

Net interest rate spread(2)				2.06%				1.28%				1.02%

Net interest-earning assets(3)	$697,591				$751,831				$817,617

Net interest margin(4)				2.38%				1.81%				1.65%

Ratio of interest-earning assets to total interest-bearing liabilities	1.11	x			1.15	x			1.18	x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended June 30,			Years Ended June 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)		Net	Increase (Decrease)		Net
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(In thousands)

Interest-earning assets:
Interest-bearing deposits	$971	$(1,552)	$(581)	$244	$(263)	$(19)
Repurchase agreements	(162)	—	(162)	162	—	162
Securities available-for-sale	(1,818)	(40)	(1,858)	(7,839)	659	(7,180)
Securities held-to-maturity	(17,644)	584	(17,060)	(10,946)	(1,387)	(12,333)
Net loans	82,755	(7,711)	75,044	43,961	2,677	46,638
Stock in FHLB	1,638	(1,768)	(130)	334	(18)	316

Total interest-earning assets	65,740	(10,487)	55,253	25,916	1,668	27,584

Interest-bearing liabilities:
Savings deposits	2,798	52	2,850	1,243	1,790	3,033
Interest-bearing checking	4,370	(31)	4,339	715	(859)	(144)
Money market accounts	2,285	(824)	1,461	397	1,012	1,409
Certificates of deposit	4,697	(36,730)	(32,033)	8,676	(365)	8,311

Total deposits	14,150	(37,533)	(23,383)	11,031	1,578	12,609
Borrowed funds	22,283	(4,671)	17,612	4,111	(4,288)	(177)

Total interest-bearing liabilities	36,433	(42,204)	(5,771)	15,142	(2,710)	12,432

Increase (decrease) in net interest income	$29,307	$31,716	$61,024	$10,774	$4,378	$15,152

Comparison of Operating Results for the Years Ended June 30, 2009 and 2008

Net Income.  The net loss for the year ended June 30, 2009 was $64.9 million compared to net income of $16.0 million for the year ended June 30, 2008. Excluding the FDIC special assessment and the OTTI charges taken during the fiscal year earnings were $31.5 million compared to earnings of $16.3 for the year ended June 30, 2008.

Net Interest Income.  Net interest income increased by $61.0 million, or 58.1%, to $166.1 million for the year ended June 30, 2009 from $105.1 million for the year ended June 30, 2008. Our net interest margin also increased by 57 basis points from 1.81% for the year ended June 30, 2008 to 2.38% for the year ended June 30, 2009.

Interest and Dividend Income.  Total interest and dividend income increased by $55.3 million, or 17.7%, to $368.1 million for the year ended June 30, 2009 from $312.8 million for the year ended June 30, 2008. This increase was primarily due to a $1.19 billion, or 20.4%, increase in the average balance of interest-earning assets to $6.99 billion for the year ended June 30, 2009 from $5.80 billion for the year ended June 30, 2008. We took advantage of several opportunities to grow assets by purchasing high quality mortgage loans and continued our focus on growing our multifamily loan portfolio. This increase was partially offset by a 12 basis point decrease in the weighted average yield on interest-earning assets to 5.27% for the year ended June 30, 2009 compared to 5.39% for the year ended June 30, 2008.

Interest income on loans increased by $75.0 million, or 32.7%, to $304.7 million for the year ended June 30, 2009 from $229.6 million for the year ended June 30, 2008, reflecting a $1.44 billion, or 35.6%, increase in the average balance of net loans to $5.48 billion for the year ended June 30, 2009 from $4.04 billion for the year ended June 30, 2008. This increase was partially offset by a 12 basis point decrease in the average yield on loans to 5.56% for the year ended June 30, 2009 from 5.68% for the year ended June 30, 2008.

Interest income on all other interest-earning assets, excluding loans, decreased by $19.8 million, or 23.8%, to $63.4 million for the year ended June 30, 2009 from $83.2 million for the year ended June 30, 2008. This decrease reflected a $251.1 million decrease in the average balance of securities and other interest-earning assets, which is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio. In addition, the average yield on securities and other interest-earning assets decreased 52 basis points to 4.21% for the year ended June 30, 2009 from 4.73% for the year ended June 30, 2008.

Interest Expense.  Total interest expense decreased by $5.8 million, or 2.8%, to $201.9 million for the year ended June 30, 2009 from $207.7 million for the year ended June 30, 2008. This decrease was primarily due to a 90 basis point decrease in the weighted average cost of total interest-bearing liabilities to 3.21% for the year ended June 30, 2009 compared to 4.11% for the year ended June 30, 2008 partially offset by a $1.24 billion, or 24.6%, increase in the average balance of total interest-bearing liabilities to $6.29 billion for the year ended June 30, 2009 from $5.05 billion for the year ended June 30, 2008.

Interest expense on interest-bearing deposits decreased $23.3 million, or 15.3%, to $129.4 million for the year ended June 30, 2009 from $152.7 million for the year ended June 30, 2008. This decrease was due to a 104 basis point decrease in the average cost of interest-bearing deposits to 2.94% at June 30, 2009 partially offset by a $558.1 million increase in the average balance of interest-bearing deposits.

Interest expense on borrowed funds increased by $17.6 million, or 32.0%, to $72.6 million for the year ended June 30, 2009 from $55.0 million for the year ended June 30, 2008. This increase was primarily due to a $683.7 million, or 56.6%, increase in the average balance of borrowed funds to $1.89 billion for the year ended June 30, 2009 from $1.21 billion for the year ended June 30, 2008. This was partially offset by a 72 basis point decrease in the average cost of borrowed funds to 3.83% for the year ended June 30, 2009 from 4.55% for the year ended June 30, 2009 as lower short term interest rates allowed us to obtain funding at lower interest rates.

Provision for Loan Losses.  The provision for loan losses was $29.0 million for the year ended June 30, 2009 compared to $6.6 million for the year ended June 30, 2008. There were net charge-offs of $25,000 for the year ended June 30, 2009 compared to net charge-offs of $31,000 for the year ended June 30, 2008.

Non-Interest Income.  Total non-interest income decreased by $155.8 million to a loss of $148.4 million for the year ended June 30, 2009 from income of $7.4 million for the year ended June 30, 2008. This decrease was largely the result of a $159.3 million loss on securities transactions in the year ended June 30, 2009 primarily attributed to a $158.5 million OTTI charge mentioned above. Gain on loan sales increased by $3.7 million to $4.3 million for the year ended June 30, 2009 as management decided to sell lower yielding refinanced residential mortgage loans in the secondary market. Additionally, income associated with our bank owned life insurance decreased $1.1 million resulting from lower market interest rates.

Non-Interest Expenses.  Total non-interest expenses increased by $17.0 million, or 21.1%, to $97.8 million for the year ended June 30, 2009 from $80.8 million for the year ended June 30, 2008. This increase was primarily the result of FDIC insurance premiums increasing $8.1 million to $8.6 million for the year ended June 30, 2009. In addition, compensation and fringe benefits increased by $6.2 million, or 11.5%, to $60.1 million for the year ended June 30, 2009. This increase was due to the accelerated vesting of two participants in the equity incentive plan; additional equity incentive plan expense for grants made during 2008; staff additions in our commercial real estate, retail banking areas and our mortgage company. The year ended June 30, 2008 included a $2.3 million gain related to the curtailment and settlement of our postretirement benefit obligation and a $1.1 million compensation expense reduction for employee benefit plans and a $1.5 million non-recurring compensation expense recorded as a result of the merger of Summit Federal for a retirement plan payout and employee retention bonuses.

Income Taxes.  Income tax benefit was $44.2 million for the year ended June 30, 2009 representing a 40.51% effective tax benefit rate for the period. The benefit is primarily the result of the OTTI charge taken on our pooled trust preferred securities. For the year ended June 30, 2008 there was an income tax expense of $9.0 million representing an effective tax expense rate of 36.03% for the period.

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

Provision for Loan Losses.  The provision for loan losses was $6.6 million for the year ended June 30, 2008 compared to $729,000 for the year ended June 30, 2007. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2009 and June 30, 2008”.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and adjustable- rate first mortgages. At June 30, 2009, approximately 44% of our residential portfolio was in adjustable rate products, while 56% was in fixed rate products. Our adjustable rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans and variable-rate construction loans. We retain two independent, nationally recognized consulting firms who specialize in asset and liability management to generate our quarterly interest rate risk reports. The consulting firms utilize financial modeling and simulation techniques based on data and assumptions provided by the Company. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment speeds, reinvestment rates and deposit decay rates as well as how other embedded options inherently found in financial instruments are affected by changes in market interest rates. The Company reviews and validates these assumptions at least quarterly or more frequently if economic or other conditions change.

The economic value of equity analysis estimates the change in net portfolio value (“NPV”) given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. NPV is the discounted present value of projected cash flows from assets, liabilities, and off-balance sheet contracts. The net interest income analysis estimates the change in net interest income given a gradual and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment over a twelve month period. Although stimulated, the likelihood of a 100 basis point decrease in interest rates as of June 30, 2009 was considered to be unlikely given current interest rate levels.

Quantitative Analysis.  The table below sets forth, as of June 30, 2009, the estimated changes in the Company’s NPV and the Company’s net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The table below reflects the changes in an up 200 basis point environment and a down 100 basis point environment. The down 200 basis point environment is not meaningful given the current interest rate environment and therefore is not included.

				Net Interest Income
					Increase (Decrease) in
Change in	Net Portfolio Value(2)			Estimated Net	Estimated Net Interest
Interest Rates	Estimated	Estimated Increase (Decrease)		Interest	Income
(basis points)(1)	NPV	Amount	Percent	Income(3)	Amount	Percent
	(Dollars in thousands)

+ 200bp	$635,995	$(323,199)	(33.7)%	$212,648	$(10,225)	(4.6)%
0bp	$959,194	—	—	$222,873	—	—
−100bp	$976,816	$17,622	1.8%	$227,354	$4.481	2.0%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at June 30, 2009, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 33.7% decrease in NPV and a $10.2 million, or 4.6%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 1.8% increase in NPV and a $4.5 million, or 2.0%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans were $1.19 billion for the year ended June 30, 2009 and $599.5 million for the year ended June 30, 2008. Principal repayments on securities were $408.6 million and $402.1 million for the years ended June 30, 2009 and 2008, respectively. There were no sales of securities during the year ended June 30, 2009. During the year ended June 30, 2008 we received proceeds from the sale of securities of $250,000.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $39.1 million during the year ended June 30, 2009 and $23.7 million during the year ended June 30, 2008. Excluding the acquisition of American Bancorp, we experienced a net increase in total deposits of $1.02 billion for the year ended June 30, 2009 and a net increase of $202.1 million for the year ended June 30, 2008. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.

Our net borrowings increased $167.0 million, or 10.7%, to $1.73 billion at June 30, 2009 from $1.56 billion at June 30, 2008. The increase in borrowings was largely to fund the Company’s loan growth for the same period. We were able to take advantage of several opportunities to purchase high quality residential loans at favorable prices on a “bulk purchase” basis. The “bulk loan purchases” were mostly funded by longer term wholesale borrowings because of the lower rates available in the wholesale markets. Using longer term borrowings to fund mortgage loans helps mitigating the Company’s exposure to interest rate risk.

Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the fiscal year 2009, we originated $963.2 million of loans, purchased $1.26 billion of loans and purchased $214.3 million of securities. In fiscal year 2008, we originated $657.5 million of loans, purchased $996.3 million of loans, and purchased $24.5 million of securities. In addition, we utilized $4.5 million and $60.1 million for the years ended June 30, 2009 and 2008, respectively, to repurchase shares of our common stock under our stock repurchase plans.

At June 30, 2009, we had $443.5 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $319.4 million in unused home equity, overdraft lines of credit, and undisbursed business and construction loans. Certificates of deposit due within one year of June 30, 2009 totaled $2.63 billion, or 47.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $317.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $355.0 million at June 30, 2009. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At June 30, 2009, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB and other institutions totaling $250.0 million, of which there were no balances were outstanding under the overnight line of credit or the one month line. The lines of credit are priced at federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily.

Investors Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, Investors Savings Bank exceeded all regulatory capital requirements. Investors Savings Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to	Three to	More than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total
			(In thousands)

Other borrowed funds	$70,000	$560,555	$190,000	$50,000	$870,555
Repurchase agreements	235,000	465,000	160,000	—	860,000
Operating leases	4,789	9,140	6,964	19,586	40,479

Total	$309,789	$1,034,695	$356,964	$69,586	$1,771,034

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS 157-4, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The Company’s adoption of FSP No. 157-4 had an immaterial effect on its fair value estimates.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The effect of the adoption of FSP No. 115-2 is discussed in Note 4.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on disclosures in its consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements

Impact of Inflation and Changing Prices

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

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Kevin Cummings, our President and Chief Executive Officer, and Thomas F. Splaine, Jr., our Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. This report appears on page 65.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors-General,” “-Who Our Directors Are,” “-Our Directors Backgrounds,” “-Nominees for Election as Directors,” “-Continuing Directors,” “-Meetings of the Board of Directors and Its Committees,” “-Executive Officers,” “-Director Compensation,” “-Executive Officer Compensation,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on October 27, 2009 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is presented under the headings “Election of Directors-Director Compensation,” “— Executive Officer Compensation,” “-Summary Compensation Table,” “Employment Agreements,” “Change of Control Agreements,” and “Benefit Plans” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on October 27, 2009 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on October 27, 2009 and is incorporated herein by reference. Information regarding equity compensation plans is presented in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be held on October 27, 2009, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on October 27, 2009 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in Investors Bancorp’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on October 27, 2009 and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:

We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiary (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 4 and 21 to the consolidated financial statements, effective April 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Short Hills, New Jersey
August 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:

We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiary (the Company) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Investors Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiary as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated August 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Short Hills, New Jersey
August 26, 2009

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
June 30, 2009 and 2008

	2009	2008
	(In thousands)

ASSETS
Cash and cash equivalents	$317,757	22,823
Securities available-for-sale, at estimated fair value (notes 5 and 11)	355,016	203,032
Securities held-to-maturity, net (estimated fair value of $861,302 and $1,198,053 at June 30, 2009 and June 30, 2008, respectively) (notes 4 and 11)	846,043	1,255,054
Loans receivable, net (note 6)	6,143,169	4,670,150
Loans held-for-sale	61,691	9,814
Stock in the Federal Home Loan Bank	72,053	60,935
Accrued interest receivable (note 7)	37,291	27,716
Office properties and equipment, net (note 9)	44,142	29,710
Net deferred tax asset (note 12)	118,455	40,702
Bank owned life insurance (note 1)	113,191	96,170
Intangible assets	26,365	922
Other assets	1,259	2,114

	$8,136,432	6,419,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 10)	$5,505,747	3,970,275
Borrowed funds (note 11)	1,730,555	1,563,583
Advance payments by borrowers for taxes and insurance	26,839	21,829
Other liabilities	54,008	34,917

Total liabilities	7,317,149	5,590,604

Commitments and contingencies (notes 8 and 14)
Stockholders’ equity (notes 3 and 17):
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 114,692,020 and 109,010,756 outstanding at June 30, 2009 and June 30, 2008, respectively	532	532
Additional paid-in capital	524,463	514,613
Retained earnings	399,672	486,244
Treasury stock, at cost; 3,328,260 and 9,009,524 shares at June 30, 2009 and June 30, 2008, respectively	(42,447)	(128,977)
Unallocated common stock held by the employee stock ownership plan	(36,160)	(37,578)
Accumulated other comprehensive loss	(26,777)	(6,296)

Total stockholders’ equity	819,283	828,538

Total liabilities and stockholders’ equity	$8,136,432	6,419,142

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)

Interest and dividend income:
Loans receivable and loans held-for-sale	$304,678	229,634	182,996
Securities:
Government-sponsored enterprise obligations	1,587	4,662	5,851
Mortgage-backed securities	49,531	62,919	80,712
Equity securities available-for-sale	64	287	1,786
Municipal bonds and other debt	8,703	10,935	9,967
Interest-bearing deposits	393	974	993
Repurchase agreements	—	162	—
Federal Home Loan Bank stock	3,104	3,234	2,918

Total interest and dividend income	368,060	312,807	285,223

Interest expense:
Deposits (note 10)	129,362	152,745	140,136
Secured borrowings	72,562	54,950	55,127

Total interest expense	201,924	207,695	195,263

Net interest income	166,136	105,112	89,960
Provision for loan losses (note 6)	29,025	6,646	729

Net interest income after provision for loan losses	137,111	98,466	89,231

Non-interest (loss) income:
Fees and service charges	3,174	3,022	2,762
Income on bank owned life insurance (note 1)	2,910	3,972	3,749
Gain on sales of mortgage loans, net	4,343	605	244
Loss on securities, net (notes 4 and 5)(a)	(159,266)	(682)	(3,790)
Other income	409	456	210

Total non-interest (loss) income	(148,430)	7,373	3,175

Non-interest expenses:
Compensation and benefits (note 13)	60,085	53,886	51,221
Advertising and promotional expense	3,635	2,736	3,310
Office occupancy and equipment expense (notes 9 and 14)	11,664	10,888	10,470
Federal deposit insurance premiums	8,557	445	451
Stationery, printing, supplies and telephone	2,088	1,869	1,688
Professional fees	2,319	2,008	2,094
Data processing service fees	4,588	4,730	4,315
Other operating expenses	4,863	4,218	4,068

Total non-interest expenses	97,799	80,780	77,617

(Loss) income before income tax (benefit) expense	(109,118)	25,059	14,789
Income tax (benefit) expense (note 12)	(44,200)	9,030	(7,477)

Net (loss) income	$(64,918)	16,029	22,266

Basic and diluted (loss) earnings per share	$(0.62)	0.15	0.20
Weighted average shares outstanding (note 20)
Basic	104,530,402	105,447,910	111,730,234
Diluted	104,530,402	105,601,764	112,012,064

(a)	$35.7 million of the fiscal year ended June 30, 2009 loss on securities was determined to be a non-credit related OTTI charge upon the adoption of FSP 115-2.

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2009, 2008 and 2007

					Unallocated
					Common	Accumulated
		Additional			Stock	Other	Total
	Common	Paid-in	Retained	Treasury	Held by	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	ESOP	Loss	Equity
	(In thousands)

Balance at June 30, 2006	$532	524,972	442,687	—	(40,414)	(11,486)	916,291
Comprehensive income:
Net income	—	—	22,266	—	—	—	22,266
Change in minimum pension liability, net of tax expense of $245	—	—	—	—	—	368	368
Unrealized gain on securities available-for-sale, net of tax expense of $3,273	—	—	—	—	—	5,068	5,068
Reclassification adjustment for losses included in net income, net of tax benefit of $1,347	—	—	—	—	—	2,075	2,075

Total comprehensive income							29,777

Cumulative effect of change in accounting for bank owned life insurance	—	—	5,564	—	—	—	5,564
Purchase of treasury stock (6,473,695 shares)	—	—	—	(96,706)	—	—	(96,706)
Treasury stock allocated to restricted stock plan	—	(25,421)	(312)	25,733	—	—	—
Funded status of postretirement plans upon adoption of SFAS No. 158, net of tax benefit of $2,638	—	—	—	—	—	(3,960)	(3,960)
Compensation cost for stock options and restricted stock	—	5,821	—	—	—	—	5,821
ESOP shares allocated or committed to be released	—	654	—	—	1,418	—	2,072

Balance at June 30, 2007	$532	506,026	470,205	(70,973)	(38,996)	(7,935)	858,859
Comprehensive income:
Net income	—	—	16,029	—	—	—	16,029
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $891	—	—	—	—	—	1,337	1,337
Change in funded status of retirement obligations, net of tax benefit of $107	—	—	—	—	—	(169)	(169)
Unrealized loss on securities available-for-sale, net of tax expense of $260	—	—	—	—	—	(208)	(208)
Reclassification adjustment for losses included in net income	—	—	—	—	—	679	679

Total comprehensive income							17,668

Cumulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (4,339,530 shares)	—	—	—	(60,124)	—	—	(60,124)
Treasury stock allocated to restricted stock plan	—	(1,830)	(290)	2,120	—	—	—
Compensation cost for stock options and restricted stock	—	9,814	—	—	—	—	9,814
ESOP shares allocated or committed to be released	—	603	—	—	1,418	—	2,021

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538
Comprehensive income:
Net loss	—	—	(64,918)	—	—	—	(64,918)
Change in funded status of retirement obligations, net of tax benefit of $431	—	—	—	—	—	(638)	(638)
Unrealized gain on securities available-for-sale, net of tax expense of $728	—	—	—	—	—	808	808
Reclassification adjustment for losses included in net income	—	—	—	—	—	457	457

Total comprehensive loss							(64,291)

Cumulative effect of initial application of FSP FAS 115-2 on other-than-temporary-impairment net of tax benefit of $14,577	—	—	21,108	—	—	(21,108)	—
Common stock issued out of treasury stock to finance acquisition (6,503,897 shares)	—	—	(42,520)	93,250	—	—	50,730
Purchase of treasury stock (947,633 shares)	—	—	—	(8,673)	—	—	(8,673)
Treasury stock allocated to restricted stock plan	—	(1,711)	(242)	1,953	—	—	—
Compensation cost for stock options and restricted stock	—	11,330	—	—	—	—	11,330
ESOP shares allocated or committed to be released	—	231	—	—	1,418	—	1,649

Balance at June 30, 2009	$532	524,463	399,672	(42,447)	(36,160)	(26,777)	819,283

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years ended June 30, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net(loss) income	$(64,918)	16,029	22,266
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	12,979	11,835	7,893
Accretion of discounts and amortization of premiums on securities, net	(520)	993	1,552
Amortization of premiums and accretion of fees and costs on loans, net	6,599	2,389	1,881
Amortization of intangible assets	70	—	—
Provision for loan losses	29,025	6,646	729
Depreciation and amortization of office properties and equipment	2,725	2,760	2,937
Loss on securities, net	159,266	682	3,790
Mortgage loans originated for sale	(753,264)	(139,487)	(41,887)
Proceeds from mortgage loan sales	712,295	133,688	39,934
Gain on sales of mortgage loans, net	(4,343)	(605)	(244)
Income on bank owned life insurance	(2,910)	(3,972)	(3,749)
Increase in accrued interest receivable	(7,123)	(2,898)	(3,247)
Deferred tax benefit	(65,275)	(1,602)	(14,016)
Decrease (increase) in other assets	242	(1,742)	(236)
Increase (decrease) in other liabilities	14,232	(1,038)	(1,580)

Total adjustments	103,998	7,649	(6,243)

Net cash provided by operating activities	39,080	23,678	16,023

Cash flows from investing activities:
Purchases of loans receivable	(1,264,804)	(996,320)	(665,166)
Net repayments (originations) of loans receivable	226,936	(58,005)	32,788
Net proceeds from sale of foreclosed real estate	—	138	—
Purchases of mortgage-backed securities held-to-maturity	—	—	(22,696)
Purchases of debt securities held-to-maturity	—	(23,118)	(46,362)
Purchases of mortgage-backed securities available for sale	(104,186)	—	—
Purchases of other investments available-for-sale	(100)	(1,400)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	221,680	247,018	290,649
Proceeds from calls/maturities on debt securities held-to-maturity	19,553	98,876	10,137
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	56,345	56,205	89,170
Proceeds from sales of mortgage-backed securities held-to-maturity	—	—	22,942
Proceeds from sales of mortgage-backed securities available-for-sale	—	—	161,112
Purchase of US Government and Agency Obligations held to maturity	(109,997)	—	—
Proceeds from maturities of US Government and Agency Obligations held to maturity	120,120	—	—
Redemption of equity securities available-for-sale	863	—	—
Proceeds from sales of equity securities available-for-sale	—	250	3,681
Proceeds from call of equity securities available-for-sale	—	—	35,000
Proceeds from redemptions of Federal Home Loan Bank stock	53,349	35,208	48,908
Purchases of Federal Home Loan Bank stock	(61,950)	(62,074)	(36,651)
Purchases of office properties and equipment	(9,055)	(3,818)	(2,098)
Purchase of bank owned life insurance	—	—	(282)
Cash consideration paid to acquire American Bancorp, net of cash received	(4,225)	—	—

Net cash used in investing activities	(855,471)	(707,040)	(78,868)

Cash flows from financing activities:
Net increase in deposits	1,017,256	202,087	348,827
Net (decrease) increase in funds borrowed under short-term repurchase agreements	(25,000)	(135,000)	(165,000)
Proceeds from funds borrowed under other repurchase agreements	90,000	640,000	360,000
Repayments of funds borrowed under other repurchase agreements	(205,000)	(210,000)	(585,000)
Net increase in other borrowings	235,249	229,873	182,970
Net increase in advance payments by borrowers for taxes and insurance	3,299	3,767	2,354
Purchase of treasury stock	(4,479)	(60,124)	(96,706)

Net cash provided by financing activities	1,111,325	670,603	47,445

Net increase (decrease) in cash and cash equivalents	294,934	(12,759)	(15,400)
Cash and cash equivalents at beginning of year	22,823	35,582	50,982

Cash and cash equivalents at end of year	$317,757	22,823	35,582

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$—	138	—
Cash paid during the year for:
Interest	$201,081	205,660	196,170
Income taxes	$22,989	9,217	9,662
Fair value of assets acquired	$628,847	—	—
Goodwill and core deposit intangible	$21,549	—	—
Liabilities assumed	$595,440	—	—
Common stock issued for American Bancorp of NJ acquisition	$50,730	—	—

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiary (collectively, the Company) conform to U.S. generally accepted accounting principles, or GAAP, and are used in preparing and presenting these consolidated financial statements:

(a)	Basis of Presentation

The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of mortgage servicing rights (MSR), impairment judgments regarding goodwill, and fair value and impairment of securities are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions.

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

Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $5.0 million at June 30, 2009. Prior to October 2008, we did not receive interest on our cash reserves at the Federal Reserve Bank. Effective October 1, 2008 as a result of the Emergency Economic Stabilization Act of 2008, we began earning interest on our cash reserves at a rate of interest indexed to the target federal funds rates.

(c)	Securities

Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

not to sell and the Company would not be required to sell prior to maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are debt and mortgage-backed securities which the Company may sell prior to maturity, and all marketable equity securities. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Realized gains and losses are recognized when securities are sold or called using the specific identification method.

The Company periodically evaluates the security portfolio to determine if a decline in the fair value of any security below its cost basis is other-than-temporary. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

(d)	Loans Receivable, Net

Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on purchased loans and net loan origination fees and costs are deferred and amortized to interest income over the estimated life of the loan as an adjustment to yield.

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial real estate, multi-family and construction loans with an outstanding balance greater than $3.0 million and on non-accrual status. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.

(e)	Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans. These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

(f)	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB), is required to hold shares of capital stock of the FHLB based on our activities, primarily our outstanding borrowings, with the FHLB. The stock is carried at cost, less any impairment.

(g)	Office Properties and Equipment, Net

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

(h)	Bank Owned Life Insurance

Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $105.8 million at June 30, 2009 and $90.2 million at June 30, 2008, claims stabilization reserve of $6.5 million at June 30, 2009 and $4.7 million at June 30, 2008 and deferred acquisition costs of $900,000 at June 30, 2009 and $1.2 million at June 30, 2008. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at June 30, 2009 and 2008.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

(i)	Intangible Assets

Goodwill.  Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. For purposes of our goodwill impairment testing, we have identified the Bank as the reporting unit. We consider the quoted market price of our common stock on our impairment testing date as an initial indicator of estimating the fair value of our reporting unit. In addition, we consider our average stock price, both before and after our impairment test date, as well as market-based control premiums in determining the estimated fair value of our reporting unit. If the estimated fair value of our reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

Mortgage Servicing Rights.  The Company recognizes as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

Core Deposit Premiums.  Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years.

(j)	Real Estate Owned

Real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. Such assets are carried at the lower of cost or fair value, less estimated selling costs, based on independent appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, an allowance for losses is maintained representing decreases in the properties’ estimated fair value which are charged to income along with any additional property maintenance and protection expenses incurred in owning the property.

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
Years Ended June 30, 2009, 2008 and 2007

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

The Company recognizes the grant-date fair value of stock based awards issued to employees as compensation cost in the statement of operations. Compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods. The fair value of stock based awards is based on the closing price market value as reported on the NASDAQ Stock Market on the grant date.

(n)	Earnings Per Share

Basic earnings per common share, or EPS, are computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

average number of unvested shares of restricted stock and unallocated shares held by the Employee Stock Ownership Plan, or ESOP. For EPS calculations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of all potentially dilutive common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

(o)	Reclassifications

Certain reclassifications have been made in the consolidated financial statements for 2008 and 2007 to conform to the classification presented in 2009.

(2)	Business Combinations

On May 31, 2009, the Company completed the acquisition of American Bancorp of New Jersey, Inc. (“American”), the holding company of American Bank of New Jersey, a federal savings bank with approximately $670 million in assets and five full-service branches in northern New Jersey. The acquisition was accounted for under the purchase method of accounting as prescribed by SFAS No. 141, “Business Combinations,” as amended. Accordingly, American’s results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill. The purchase price of $98.2 million was paid through a combination of the Company’s common stock (6,503,897 shares) and cash of $47.5 million. The transaction generated approximately $17.6 million in goodwill and $3.9 million in core deposit intangibles subject to amortization beginning June 1, 2009. American Bank was merged into the Bank as of the acquisition date.

On June 6, 2008, Investors Bancorp, MHC, the Company’s New Jersey chartered mutual holding Company, completed its merger of Summit Federal Bankshares, MHC, a federally chartered mutual holding company. The merger was a combination of mutual enterprises and therefore was accounted for using the pooling-of-interests method. All financial information prior to the merger date has been restated to include amounts for Summit Federal for all periods presented. At the merger date, Summit Federal had assets of $110.1 million. The effect of the merger on the Company’s consolidated financial condition and results of operations was immaterial. In connection with the merger, the Company, as required by the Office of Thrift Supervision (OTS), issued 1,744,592 additional shares of its common stock to Investors Bancorp, MHC.

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
Years Ended June 30, 2009, 2008 and 2007

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

Stock Repurchase Programs

At its January 2008 meeting, the Board of Directors approved a third share repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. Under the stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. During the year ended June 30, 2009, the Company purchased 470,508 shares at a cost of $4.5 million, or approximately $9.50 per share. In addition, the Company received 477,125 shares at a cost of $4.2 million, or approximately $8.79 per share in settlement of American Bancorp’s ESOP debt in June 2009. Of the shares purchased through June 30, 2009, 1,928,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use. At June 30, 2009, there are 3,126,936 shares yet to be purchased under the current plan.

(4)	Securities Held-to-Maturity

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held-to-maturity are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Debt securities:
Government-sponsored enterprises	$18,238	924	1	19,161
Municipal bonds	10,420	211	7	10,624
Corporate and other debt securities	20,727	2,332	2,930	20,129

	49,385	3,467	2,938	49,914

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	429,969	10,426	307	440,088
Federal National Mortgage Association	278,272	8,682	134	286,820
Government National Mortgage Association	4,269	348	—	4,617
Federal housing authorities	2,654	254	—	2,908
Non-agency securities	81,494	—	4,539	76,955

	796,658	19,710	4,980	811,388

Total securities held-to-maturity	$846,043	23,177	7,918	861,302

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

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

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a GSE as issuer. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. The current mortgage market conditions reflecting credit quality concerns have not had a significant impact on our non-GSE securities. Based on the high quality of our investment portfolio, current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.

Gross unrealized losses on securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and 2008, were as follows:

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Debt securities:
Government-sponsored enterprises	$237	1	—	—	237	1
Municipal bonds	—	—	1,193	7	1,193	7
Corporate and other debt securities	9,238	2,930	—	—	9,238	2,930

	9,475	2,931	1,193	7	10,668	2,938

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	19,968	171	7,980	136	27,948	307
Federal National Mortgage Association	14,170	28	13,841	106	28,011	134
Non-agency securities	—	—	76,955	4,539	76,955	4,539

	34,138	199	98,776	4,781	132,914	4,980

Total	$43,613	3,130	99,969	4,788	143,582	7,918

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

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

The number of securities which had an unrealized loss totaled 68 at June 30, 2009 and 183 at June 30, 2008. Of the securities in an unrealized loss position, 85.4% at June 30, 2009 and 93.6% at June 30, 2008, based on estimated fair value, are obligations of GSEs. At June 30, 2009 and 2008, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates and credit spreads. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates and credit spreads as temporary, which is consistent with our experience. Therefore, as of June 30, 2009 and 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at June 30, 2008. At December 31, 2008, we recorded a pre-tax $156.7 million other-than-temporary impairment, or OTTI, charge to reduce the carrying amount of our investment bank pooled trust preferred securities to the securities’ market values totaling $20.7 million. The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities at that time and the unlikelihood of any near-term market value recovery. The significant decline in the market value occurred primarily as a result of deteriorating national economic conditions, rapidly increasing amounts of non-accrual and delinquent loans at some of the underlying issuing banks, and credit rating downgrades by Moody’s. In March 2009, Moody’s again downgraded the credit ratings of substantially all the securities in our portfolio due to the continued credit crisis, weak economic conditions and the sharp increase in the number of interest payment deferrals and defaults. As a result, at June 30, 2009 only 3 securities are investment grade (Baa and higher).

The Company adopted FSP 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments” on April 1, 2009, which required management to determine the amount of previously recorded OTTI charges on these securities that were related to credit and all other non-credit factors. In accordance with the FSP, management considered the deteriorating financial condition of the U.S. banking sector, the credit rating downgrades, the accelerating pace of banks deferring or defaulting on their trust preferred debt, and the increasing amounts of non-accrual and delinquent loans at the underlying issuing banks. Specifically,

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

management determined that the ratio of non-performing assets as a percentage of the sum of the allowance for loan losses and tangible book equity at the underlying issuing banks (ratios ranging from 50% to over 1,000%) as an indicator of which issuing banks may defer and ultimately default on the scheduled interest and principal payments. This analysis resulted in projected cash flows which were discounted back at each of the securities effective interest rates immediately before the security was deemed other-than-temporarily impaired (rates ranging from 3.02% to 5.58%). Based on this analysis, management determined that $35.7 million of the previously recorded pre-tax OTTI charge was due to other non-credit factors and, in accordance with the FSP, the Company recognized a cumulative effect of initially applying this FSP as a $21.1 million after-tax adjustment to retained earnings with a corresponding adjustment to accumulated other comprehensive income. At June 30, 2009, the Company recorded an additional $1.3 million pre-tax credit related OTTI charge on these securities. The Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost.

At June 30, 2009, the Company held 18 non-agency mortgage-backed securities with an amortized cost of $81.5 million with an estimated fair value of $77.0 million, which were all Aaa rated. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. Since the decline in fair value is attributable to changes in interest rates and credit spreads and not credit quality and the Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the mortgage-backed securities before the recovery of their amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired.

There were no sales from the held-to-maturity portfolio during the year ended June 30, 2009 and June 30, 2008; however, the Company realized an $18,000 gain on the call of debt securities for the year ended June 30, 2008. During the year ended June 30, 2007, proceeds from sales of securities from the held-to-maturity portfolio were $22.9 million resulting in gross realized losses of $364,000. The Company also realized a $4,000 loss on the call of a debt security.

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	June 30, 2009
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$3,000	3,025
Due after one year through five years	19,070	20,078
Due after five years through ten years	1,458	1,449
Due after ten years	25,857	25,362

Total	$49,385	49,914

A portion of the Company’s securities are pledged to secure borrowings. See Note 11 for additional information.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

(5)	Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Equity securities	$1,583	15	—	1,598
GSE debt securities	30,051	28	—	30,079

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$151,450	1,276	8	152,718
Federal National Mortgage Association	94,967	1,661	11	96,617
Government National Mortgage Association	275	25	—	300
Non-agency securities	80,523	137	6,956	73,704

Total securities available-for-sale	$358,849	3,142	6,975	355,016

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Equity securities	$6,655	—	141	6,514

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$51,256	182	241	51,197
Federal National Mortgage Association	49,393	174	203	49,364
Non-agency securities	101,555	6	5,604	95,957

Total securities available-for-sale	$208,859	362	6,189	203,032

As part of the merger with Summit Federal in June 2008, we acquired a $6.0 million mutual fund investment in AMF Ultra Short Mortgage Fund (“AMF”), which was deemed OTTI and was written down to estimated fair value through pre-tax charges totaling $651,000 during the year ended June 30, 2008. During the year ended June 30, 2009, the Company recorded an additional $456,000 pre-tax OTTI charge on these securities and an additional $791,000 pre-tax charge upon management’s decision to elect a like-kind exchange of the underlying assets.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

Gross unrealized losses on securities available-for-sale and the estimated fair values of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and 2008, and were as follows:

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$947	8	—	—	947	8
Federal National Mortgage Association	8,587	11	—	—	8,587	11
Non-agency securities	359	109	67,149	6,847	67,508	6,956

Total	$9,893	128	67,149	6,847	77,042	6,975

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Equity securities	$1,238	141	—	—	1,238	141
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	24,517	241	—	—	24,517	241
Federal National Mortgage Association	25,622	203	—	—	25,622	203
Non-agency securities	63,155	3,946	30,428	1,658	93,583	5,604

Total	$114,532	4,531	30,428	1,658	144,960	6,189

The unrealized losses on investments in mortgage-backed securities were attributed to changes in market interest rates and credit spreads subsequent to purchase. Securities guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises) represent 77.2% of the estimated fair value of the total mortgage-backed securities. Securities not guaranteed by these entities comply with the investment and credit standards set at time of purchase in the investment policy of the Company. At June 30, 2009, the Company held 10 non-agency mortgage-backed securities with an amortized cost of $79.2 million and an estimated fair value of $72.4 million, excluding the securities acquired through the redemption in kind of AMF with an amortized cost and fair value of $1.4 million at June 30, 2009. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. During the year, three securities with an aggregate amortized cost of $19.3 million were downgraded by credit rating agencies to Aa, A and Baa. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of June 30, 2009. Under certain stress scenarios estimated future losses may arise. Management determined that no other-than-temporary impairment existed as of June 30, 2009.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

There were no sales from the available-for-sale portfolio during the year ended June 30, 2009. For the years ended June 30, 2008 and 2007, proceeds from sales of securities from the available-for-sale portfolio were $250,000 and $164.8 million, respectively, which resulted in gross realized losses of $27,000 and $3.4 million, respectively.

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments.

A portion of the Company’s securities are pledged to secure borrowings. See note 11 for additional information.

(6)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	June 30,
	2009	2008
	(In thousands)

Residential mortgage loans:
One- to four-family	$4,690,335	3,989,334
FHA	18,564	20,229
Multi-family loans	482,783	82,711
Commercial real estate loans	433,204	142,396
Construction loans	346,967	260,177
Commercial & industrial loans	15,665	47
Consumer and other loans	184,198	168,819

Total loans	6,171,716	4,663,713

Premiums on purchased loans, net	21,313	22,622
Deferred loan fees, net	(3,252)	(2,620)
Allowance for loan losses	(46,608)	(13,565)

	$6,143,169	4,670,150

A substantial portion of the Company’s loans are secured by real estate located in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. See Note 8 for further discussion of concentration of credit risk.

An analysis of the allowance for loan losses is as follows:

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

Balance at beginning of year	$13,565	6,951	6,369

Loans charged off	(25)	(33)	(151)
Recoveries	—	1	4

Net charge-offs	(25)	(32)	(147)
Allowance from acquisition	4,043	—	—
Provision for loan losses	29,025	6,646	729

Balance at end of year	$46,608	13,565	6,951

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

Included in loans receivable were non-accrual loans totaling $121.7 million at June 30, 2009 and $19.4 million at June 30, 2008. During the year ended June 30, 2009 the total amount of interest income received on non-accrual loans outstanding totaled $1.1 million and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms totaled $7.5 million. During the years ended June 30, 2008 and 2007, the total amount of interest income received on non-accrual loans outstanding and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms were immaterial. The Company is not committed to lend additional funds to borrowers with loans on non-accrual status.

At June 30, 2009 and 2008, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $76.3 million and $11.0 million respectively, with allocations of the allowance for loan losses of $12.8 million and $1.5 million, respectively. During the year ended June 30, 2009 interest income received and recognized on these loans totaled $534,000. For the years ended June 30, 2008 and 2007, the interest income received and recognized on these loans was immaterial. The average balance of impaired loans was $48.2 million, $2.2 million and $6.8 million during the years ended June 30, 2009, 2008 and 2007, respectively.

During the year ended June 30, 2008, the Company began selling loans on a servicing-retained basis. Loans serviced for others amounted to $365.7 million and $62.6 million at June 30, 2009 and 2008, respectively, all of which relate to residential mortgage loans. At June 30, 2009 and 2008, the servicing asset, included in intangible assets, had an estimated fair value of $4.5 million and $922,000, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 9.0%, a weighted average constant prepayment rate on mortgages of 11.2% and a weighted average life of 7.6 years.

(7)	Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	June 30,
	2009	2008
	(In thousands)

Securities	$5,225	6,041
Loans receivable	32,066	21,675

	$37,291	27,716

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

At June 30, 2009, the Company had commitments to originate fixed- and variable-rate loans of approximately $40.0 million and $239.9 million, respectively; commitments to purchase fixed- and variable-rate loans of $85.3 million and $78.3 million, respectively; and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $319.4 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

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

The Company principally grants residential mortgage loans, commercial real estate, construction, C&I and consumer loans to borrowers throughout New Jersey and states in close proximity to New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks, and adequate provisions for loan losses are provided for all probable and estimable losses. Collateral and/or government or private guarantees are required for virtually all loans.

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at June 30, 2009 and 2008 was $517.1 million and $450.0 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At June 30, 2009, the Company had commitments of approximately $43.8 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company also had commitments of $105.4 million to sell loans at June 30, 2009. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $4.0 million at June 30, 2009. The fair values of these obligations were immaterial at June 30, 2009.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

(9)	Office Properties and Equipment, Net

Office properties and equipment are summarized as follows:

	June 30,
	2009	2008
	(In thousands)

Land	$8,301	5,702
Office buildings	22,286	14,108
Leasehold improvements	15,912	14,638
Furniture, fixtures and equipment	16,774	18,265
Construction in process	2,529	1,661

	65,802	54,374
Less accumulated depreciation and amortization	21,660	24,664

	$44,142	29,710

Depreciation and amortization expense for the years ended June 30, 2009, 2008 and 2007 was $2.7 million, $2.8 million and $2.9 million, respectively.

(10)	Deposits

Deposits are summarized as follows:

	June 30,
	2009			2008
	Weighted		%	Weighted		%
	Average		of	Average		of
	Rate	Amount	Total	Rate	Amount	Total
	(Dollars in thousands)

Savings	1.99%	$779,678	14.16%	1.96%	$417,196	10.51%
Checking accounts	0.84	898,816	16.33	1.28	401,100	10.10
Money market deposits	1.76	521,425	9.47	2.06	229,018	5.77

Total transaction accounts	1.46	2,199,919	39.96	1.72	1,047,314	26.38
Certificates of deposit	2.80	3,305,828	60.04	3.71	2,922,961	73.62

	2.27%	$5,505,747	100.00%	3.18%	$3,970,275	100.00%

Scheduled maturities of certificates of deposit are as follows:

June 30, 2009
(In thousands)

Within one year	$2,625,585
One to two years	346,582
Two to three years	230,255
Three to four years	29,656
After four years	73,750

$3,305,828

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.10 billion and $877.5 million as of June 30, 2009 and 2008, respectively.

Interest expense on deposits consists of the following:

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

Savings	$10,568	7,718	4,685
Checking accounts	11,668	7,329	7,473
Money market deposits	6,466	5,005	3,596
Certificates of deposit	100,660	132,693	124,382

	$129,362	152,745	140,136

(11)	Borrowed Funds

Borrowed funds are summarized as follows:

	June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Funds borrowed under repurchase agreements:
FHLB	$420,000	3.98%	$560,000	3.87%
Other brokers	440,000	4.65	440,000	4.79

Total funds borrowed under repurchase agreements	860,000	4.32	1,000,000	4.27
Other borrowed funds:
FHLB advances	870,555	3.66	563,583	3.50

Total borrowed funds	$1,730,555	3.99	$1,563,583	3.99

Borrowed funds had scheduled maturities as follows:

	June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)

Within one year	$305,000	3.46%	$333,000	3.31%
One to two years	595,000	4.46	285,000	3.78
Two to three years	430,555	3.81	440,000	4.68
Three to four years	280,000	3.90	225,583	4.04
Four to five years	70,000	3.76	230,000	3.93
After five years	50,000	3.86	50,000	3.86

Total borrowed funds	$1,730,555	3.99	$1,563,583	3.99

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	June 30,
	2009	2008
	(In thousands)

Amortized cost of collateral:
Debt securities	$28,009	40,120
Mortgage-backed securities	934,805	1,023,408

Total amortized cost of collateral	$962,814	1,063,528

Fair value of collateral:
Debt securities	$28,948	40,423
Mortgage-backed securities	946,073	1,009,985

Total fair value of collateral	$975,021	1,050,408

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.

During the years ended June 30, 2009 and 2008, the maximum month-end balance of the repurchase agreements was $960.0 million and $1.11 billion, respectively. The average amount of repurchase agreements outstanding during the years ended June 30, 2009 and 2008 was $902.3 million and $999.7 million, respectively, and the average interest rate was 4.38% and 4.58%, respectively.

At June 30, 2009, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB and other institutions totaling $250.0 million, of which no balance was outstanding under the overnight line and no balances were outstanding under the one month line at June 30, 2009. Both lines of credit are priced at the federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily.

(12)	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

Current tax expense:
Federal	$22,925	10,020	5,166
State	106	612	1,373

	23,031	10,632	6,539

Deferred tax (benefit) expense:
Federal	(57,386)	(1,335)	6,565
State	(9,845)	(267)	(20,581)

	(67,231)	(1,602)	(14,016)

Total income tax expense (benefit)	$(44,200)	9,030	(7,477)

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

“Expected” federal income tax expense	$(38,191)	8,770	5,177
State tax, net	(6,330)	224	(12,486)
Bank owned life insurance	(1,005)	(1,391)	(1,293)
Change in valuation allowance for federal deferred tax assets	407	281	1,075
Dividend received deduction	—	—	(339)
ESOP fair market value adjustment	81	211	229
Non-deductible compensation	742	455	—
Other	96	480	160

Total income tax expense (benefit)	$(44,200)	9,030	(7,477)

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	June 30,
	2009	2008
	(In thousands)

Deferred tax asset:
Employee benefits	$15,533	11,621
Deferred compensation	1,034	1,506
State net operating loss (NOL) carryforwards	5,761	9,882
Intangible assets	302	830
Allowance for loan losses	11,670	5,482
Premises and equipment, differences in depreciation	—	131
Net unrealized loss on securities	16,171	2,323
Net other than temporary impairment loss on securities	49,442	—
New Jersey alternative minimum assessment	2,402	2,402
Capital losses on securities	2,533	2,053
Contribution to charitable foundation	4,708	6,887
ESOP	1,021	646
Allowance for delinquent interest	3,712	353
Federal NOL carryforwards	4,391	—
Fair value adjustments related to acquisition	2,903	—
Other	1,934	1,173

Gross deferred tax asset	123,517	45,289
Valuation allowance	(4,734)	(4,268)

	118,783	41,021

Deferred tax liability:
Discount accretion	322	319
Premises and equipment, differences in depreciation	6	—

Gross deferred tax liability	328	319

Net deferred tax asset	$118,455	40,702

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Although the Company is in a cumulative three year loss position, based on our ability to carry back losses for two years and the projections of future taxable income, management believes that it is more likely than not that the Company will realize the net deferred tax asset.

At both June 30, 2009 and 2008, the Company had State net operating loss carry forwards of approximately $98.6 million and $169.0 million, respectively. Based upon projections of future taxable income for the periods in which net operating loss carry forwards are available and the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.

At June 30, 2009, the Company had gross unrealized losses totaling $158.0 million pertaining to our trust preferred securities which were recognized as OTTI charges during the year ended June 30, 2009. Based upon projections of future taxable income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the deferred tax asset.

A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At June 30, 2009 and 2008, the valuation allowance was $4.7 million and $4.3 million, respectively. The majority of the valuation allowance at both June 30, 2009 and 2008 pertain to the contribution to the charitable foundation and a capital losses on securities. The increase in valuation allowance is primarily attributable to capital losses incurred during the year ended June 30, 2009.

Retained earnings at June 30, 2009 included approximately $40.7 million for which deferred income taxes of approximately $16.6 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under SFAS No. 109, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company files income tax returns in the United States federal jurisdiction and in the state of New Jersey jurisdiction. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2003. Currently, the Company is not under examination by any taxing authority.

(13)	Benefit Plans

Defined Benefit Pension Plan

The Company maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company’s required contribution and pension cost was $1.7 million, $2.0 million and $2.1 million in fiscal 2009, 2008 and 2007, respectively. The accrued pension liability was $1.3 million and $949,000 at June 30, 2009 and 2008, respectively.

SERP, Directors’ Plan and Other Postretirement Benefits Plan

The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to all employees of the Company if their benefits and/or contributions

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

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

The following table sets forth information regarding the SERP and the directors’ defined benefit plan, and for the other postretirement benefits plan:

	SERP and
	Directors’ Plan		Other Benefits
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$15,862	$16,531	$710	$9,148
Service cost	543	456	—	45
Interest cost	1,054	958	46	243
Actuarial loss (gain)	1,000	1,065	92	(4,532)
Benefits paid	(1,152)	(3,148)	(99)	(4,194)

Benefit obligation at end of year	$17,307	$15,862	$749	$710

Funded status	$(17,307)	$(15,862)	$(749)	$(710)

The underfunded pension benefits of $17.3 million and $15.9 million and other postretirement benefits of $750,000 and $710,000 at June 30, 2009 and 2008, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans and other postretirement benefits, on a pre-tax basis, at June 30, 2009 and 2008 are summarized in the following table.

	SERP and Directors’ Plan		Other Benefits
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Prior service cost	$585	$683	$—	$—
Net obligation	—	—	176	209
Net actuarial loss (gain)	3,559	2,697	(64)	(157)

Total amounts recognized in accumulated other comprehensive loss	$4,144	$3,380	$112	$52

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $15.8 million and $15.0 million at June 30, 2009 and 2008, respectively. The measurement date for our SERP, directors’ plan and other postretirement benefits plan is June 30.

The weighted-average actuarial assumptions used in the plan determinations at June 30, 2009 and 2008 were as follows:

	SERP and Directors’ Plan		Other Benefits
	2009	2008	2009	2008

Discount rate	6.18%	6.75%	5.75%	6.25%
Rate of compensation increase	3.56	3.64	—	—

The components of net periodic benefit cost are as follows:

	SERP and Directors’ Plan			Other Benefits
	Years Ended June 30,			Years Ended June 30,
	2009	2008	2007	2009	2008	2007
	(In thousands)

Service cost	$543	$456	$1,184	$—	$45	$159
Interest cost	1,054	958	898	46	243	539
Amortization of:
Prior service cost	97	98	19	—	—	—
Transition obligation	—	—	—	33	75	200
Net loss (gain)	138	114	150	(1)	(9)	—

Total net periodic benefit cost	$1,832	$1,626	$2,251	$78	$354	$898

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Years Ended June 30,			Years Ended June 30,
	2009	2008	2007	2009	2008	2007

Discount rate	6.75%	6.25%	6.25%	6.25%	6.25%	6.25
Rate of compensation increase	3.64	5.05	6.82	—	—	—

The assumed health care cost trend rate used to measure the expected cost of other postretirement benefits for fiscal 2009 was 9.00%. The rate was assumed to decrease gradually to 5.00% for 2012 and remain at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects on other postretirement benefits:

	1% Increase	1% Decrease
	(In thousands)

Effect on:
Total service and interest cost	$2	$(2)
Postretirement benefit obligations	(42)	39

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten fiscal years are as follows:

	SERP and
	Directors’ Plan	Other Benefits
	(In thousands)

2010	$1,491	$111
2011	1,447	99
2012	1,460	110
2013	1,439	102
2014	1,401	93
2015 through 2018	6,308	273

Summit Federal Benefit Plans

Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At June 30, 2009 and 2008, the pension plan had an accrued liability of $917,000 and $230,000, respectively. At June 30, 2009 and 2008, the charges recognized in accumulated other comprehensive loss for the pension plan were $1.2 million and $983,000, respectively. At June 30, 2009 and 2008, the SERP plan had an accrued liability of $890,000 and $946,000, respectively. At June 30, 2009 and 2008, the charges recognized in accumulated other comprehensive loss for the SERP plan were $125,000 and $239,000, respectively. For the years ended June 30, 2009, 2008 and 2007, the expense related to the SERP plan was $561,000, $140,000 and $139,000, respectively.

401(k) Plan

In February 2006, the Company instituted a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended June 30, 2009, 2008 and 2007 were $572,000, 477,000 and $406,000, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at June 30, 2009 was $38.7 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

At June 30, 2009, shares allocated to participants were 567,209 since the plan inception and shares committed to be released were 70,902. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 3,615,959 at June 30, 2009, and had a fair market value of $33.3 million. ESOP compensation expense for the years ended June 30, 2009, 2008 and 2007 was $1.6 million, $2.0 million and $2.1 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. There was no expense related to this plan during the year ended June 30, 2009. During the years ended June 30, 2008 and 2007 compensation expense related to this plan amounted to $225,000 and $186,000, respectively.

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

During the year ended June 30, 2009, the Compensation and Benefits Committee approved the issuance of an additional 125,000 restricted stock awards and 365,000 stock options to certain officers. During the year ended June 30, 2008, the Compensation and Benefits Committee approved the issuance of an additional 136,742 restricted stock awards and 341,851 stock options to the independent directors of the Board. Additionally, during the year ended June 30, 2008, 10,000 stock options were issued to certain officers. The awards were made pursuant to the shareholder approved 2006 Equity Incentive Plan.

SFAS No. 123R also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in fiscal 2009, 2008 and 2007. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 107, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

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

During the years ended June 30, 2009, 2008 and 2007, the Company recorded $11.3 million, 9.8 million and $5.8 million, respectively, of share-based compensation expense, comprised of stock option expense of $4.7 million, $4.1 million and $2.4 million, respectively, and restricted stock expense of $6.6 million, $5.7 million and $3.4 million, respectively.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

The following is a summary of the status of the Company’s restricted shares as of June 30, 2009 and changes therein during the year then ended:

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value

Non-vested at June 30, 2008	1,470,312	$15.08
Granted	125,000	13.69
Vested	(465,249)	15.08
Forfeited	—	—

Non-vested at June 30, 2009	1,130,063	$14.92

Expected future compensation expense relating to the non-vested restricted shares at June 30, 2009 is $13.1 million over a weighted average period of 2.7 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended June 30, 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at June 30, 2008	4,779,252	$15.12
Granted	365,000	13.69
Exercised	—	—
Forfeited	(7,500)	15.35

Outstanding at June 30, 2009	5,136,752	$15.02	7.6 years	$—

Exercisable at June 30, 2009	2,099,603	$15.16	7.5 years	$—

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008

Expected dividend yield	0.91%	0.91%
Expected volatility	27.59%	21.59%
Risk-free interest rate	2.60%	3.04%
Expected option life	6.5 years	6.5 years

The weighted average grant date fair value of options granted during the years ended June 30, 2009 and 2008 was $4.07 and $3.46 per share, respectively. Expected future expense relating to the non-vested options outstanding as of June 30, 2009 is $9.8 million over a weighted average period of 2.7 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

At June 30, 2009, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $4.4 million, $4.1 million and $3.9 million for the fiscal years 2009, 2008 and 2007, respectively. The projected minimum rental commitments are as follows:

Year Ending June 30,	Amount
(In thousands)

2010	4,789
2011	4,723
2012	4,417
2013	3,648
2014	3,316
Thereafter	19,586

$40,479

(15)	Fair Value Measurements

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
Years Ended June 30, 2009, 2008 and 2007

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

Securities available-for-sale

Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Approximately 99% of our securities available-for-sale portfolio consists of mortgage-backed and government-sponsored enterprise securities. The fair values of these securities are obtained from an independent nationally recognized pricing service, which is then compared to a second independent pricing source for reasonableness. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed and government-sponsored enterprise securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The remaining 1% of our securities available-for-sale portfolio is comprised primarily of private fund investments for which the issuer provides us prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2009.

	Carrying Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Securities available for sale:
Mortgage-backed securities	$323,339	—	323,339	—
Government-sponsored enterprises	$30,079	—	30,079	—
Equity securities	1,598	—	1,598	—

	$355,016	—	355,016	—

The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.

Securities held-to-maturity

Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

periodic review and evaluation of the held-to-maturity portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2009.

	Carrying Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Securities held-to-maturity	$20,727	—	20,727	—
MSR, net	4,533	—	—	4,533
Impaired loans	63,529	—	—	63,529

	$88,789	—	20,727	68,062

(16)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

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

The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs, if applicable. Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as savings, checking accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates which approximate currently offered for deposits of similar remaining maturities.

Borrowings

The fair value of borrowings are based on securities dealers’ estimated market values, when available, or estimated using discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Commitments to Extend Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For commitments to originate fixed rate loans, fair value also considers the difference between current levels of interest rates and the committed rates. Due to the short-term nature of our outstanding commitments, the fair values of these commitments are immaterial to our financial condition.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$317,757	$317,757	$22,823	$22,823
Securities available-for-sale	355,016	355,016	203,032	203,032
Securities held-to-maturity	846,043	861,302	1,255,054	1,198,053
Stock in FHLB	72,053	72,053	60,935	60,935
Loans	6,204,860	6,351,544	4,679,964	4,640,276
Financial liabilities:
Deposits	5,505,747	5,547,871	3,970,275	3,977,634
Borrowed funds	1,730,555	1,799,840	1,563,583	1,580,064

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

(17)	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2009 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
					To be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2009:
Total capital (to risk-weighted assets)	$776,505	16.9%	$368,096	8.0%	$460,121	10.0%
Tier I capital (to risk-weighted assets)	729,897	15.9	184,048	4.0	276,072	6.0
Tier I capital (to average assets)	729,897	9.5	306,832	4.0	383,539	5.0

At June 30, 2008, the Bank had total capital of $741.0 million, or 21.8% of risk-weighted assets; Tier I capital of $727.5 million, or 21.4% of risk-weighted assets; and Tier I capital of $727.5 million, or 11.9% of average assets.

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

(18)	Parent Company Only Financial Statements

The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Savings Bank, using the equity method of accounting.

Balance Sheets

	June 30,
	2009	2008
	(In thousands)

Assets:
Cash and due from bank	$18,589	58,397
Securities available-for-sale, at estimated fair value	1,598	1,238
Investment in subsidiary	729,009	722,137
ESOP loan receivable	38,659	39,159
Other assets	31,998	8,407

Total Assets	$819,853	829,338

Liabilities and Stockholders’ Equity:
Total liabilities	$570	800
Total stockholders’ equity	819,283	828,538

Total Liabilities and Stockholders’ Equity	$819,853	829,338

Statements of Operations

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

Income:
Interest on ESOP loan receivable	$2,077	3,055	3,082
Interest on deposit with subsidiary	—	—	2,929
Income (loss) on securities transactions	6	(21)	—

	2,083	3,034	6,011
Expenses:
Other expenses	954	827	798

	954	827	798
Income before income tax expense	1,129	2,207	5,213
Income tax expense	452	893	1,168

Income before undistributed earnings of subsidiary	677	1,314	4,045
Equity in undistributed (losses) earnings of subsidiary	(65,595)	14,715	18,221

Net (loss) income	$(64,918)	16,029	22,266

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

Statements of Cash Flows

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(64,918)	16,029	22,266
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed losses (earnings) of subsidiary	65,595	(14,715)	(18,221)
(Gain) loss on securities transactions	(6)	21	—
(Increase) decrease in other assets	(23,592)	938	(7,494)
(Decrease) increase in other liabilities	(230)	(8,320)	8,753

Net cash (used in) provided by operating activities	(23,151)	(6,047)	5,304

Cash flows from investing activities:
Net outlay for business acquisition	(37,840)	—	—
Purchase of investments available-for-sale	(200)	(1,400)	—
Principal collected on ESOP loan	499	399	441

Net cash (used in) provided by investing activities	(37,541)	(1,001)	441

Cash flows from financing activities:
Proceeds from subsidiary capital distributions	19,361	—	—
Proceeds from sale of treasury stock to subsidiary	5,631	4,726	—
Purchase of treasury stock	(4,108)	(60,124)	(96,706)

Net cash provided by (used in) financing activities	20,884	(55,398)	(96,706)

Net decrease in cash and due from bank	(39,808)	(62,446)	(90,961)
Cash and due from bank at beginning of year	58,397	120,843	211,804

Cash and due from bank at end of year	$18,589	58,397	120,843

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

(19)	Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2009 and 2008.

	Fiscal 2009 Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income	$87,448	94,499	92,749	93,364
Interest expense	48,708	51,591	51,591	50,034

Net interest income	38,740	42,908	41,158	43,330
Provision for loan losses	5,000	8,000	8,000	8,025

Net interest income after provision for loan losses	33,740	34,908	33,158	35,305
Non-interest income (loss)	(2,232)	(152,026)	3,417	2,411
Non-interest expenses	22,361	22,820	24,455	28,163

Income before income tax expense	9,147	(139,938)	12,120	9,553
Income tax expense (benefit)	3,656	(56,979)	5,042	4,081

Net income (loss)	$5,491	(82,959)	7,078	5,472

Basic and diluted earnings per common share	$0.05	(0.80)	0.07	0.05

	Fiscal 2008 Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)

Interest and dividend income	$76,120	79,071	78,160	79,456
Interest expense	53,856	54,482	51,282	48,075

Net interest income	22,264	24,589	26,878	31,381
Provision for loan losses	199	1,750	997	3,700

Net interest income after provision for loan losses	22,065	22,839	25,881	27,681
Non-interest income	1,662	2,158	2,135	1,418
Non-interest expenses	20,163	19,302	20,634	20,681

Income before income tax expense	3,564	5,695	7,382	8,418
Income tax expense	1,132	2,112	2,847	2,939

Net income	$2,432	3,583	4,535	5,479

Basic and diluted earnings per common share	$0.02	0.03	0.04	0.05

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

(20)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Years Ended June 30,
	2009			2008			2007
			Per			Per			Per
			Share			Share			Share
	Loss	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)

Net (loss) income	$(64,917)			$16,029			$22,266

Basic (loss) earnings per share:
(Loss) income available to common stockholders	$(64,917)	104,530,402	$(0.62)	$16,029	105,447,910	$0.15	$22,266	111,730,234	$0.20

Effect of dilutive common stock equivalents(1)	—	—		—	153,854		—	281,830

Diluted (loss) earnings per share:
(Loss) income available to common stockholders	$(64,917)	104,530,402	$(0.62)	$16,029	105,601,764	$0.15	$22,266	112,012,064	$0.20

(1)	During the years ended June 30, 2009, 2008 and 2007, options to purchase shares of unvested restricted stock of 81,240, 68,971 and 18,378, respectively, were outstanding, however were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(21)	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS 157-4, if the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, transactions or quoted prices may not be determinative of fair value. Further analysis is required and significant adjustments to the transactions or quoted prices may be necessary. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The Company’s adoption of FSP No. 157-4 had an immaterial effect on its fair value estimates.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are non-credit losses on a debt security which management does not intend to sell and for which it is more-likely-than-not that the entity will not be required to sell the security prior to the recovery of the non-credit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. FSP FAS 115-2 and FAS 124-2 also requires additional disclosures about investments in an unrealized loss position and the methodology and significant inputs used in determining the recognition of other-than-temporary impairment. FSP FAS 115-2 and FAS 124-2 are effective for interim and

INVESTORS BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007

annual reporting periods ending after June 15, 2009 and was adopted by the Company on April 1, 2009. The effect of the adoption of FSP No. 115-2 is discussed in Note 4.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on disclosures in its consolidated financial statements.

In June 2008, EITF 03-6-1 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 03-6-1 will have a material impact on its consolidated financial statements

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*
3.2	Bylaws of Investors Bancorp, Inc.*
4	Form of Common Stock Certificate of Investors Bancorp, Inc.*
10.1	Form of Employment Agreement*
10.2	Form of Change in Control Agreement*
10.3	Investors Savings Bank Director Retirement Plan*
10.4	Investors Savings Bank Supplemental ESOP and Retirement Plan*
10.5	Investors Savings Bank Executive Supplemental Retirement Wage Replacement Plan*
10.6	Investors Savings Bank Deferred Directors Fee Plan*
10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*
10.8	Executive Officer Annual Incentive Plan**
10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***
14	Code of Ethics****
21	Subsidiaries of Registrant*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.
**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.
***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.
****	Available on our website www.isbnj.com

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: August 26, 2009	By:	/s/ Kevin Cummings

Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Chief Executive Officer and President (Principal Executive Officer)	August 26, 2009

/s/ Thomas F. Splaine, Jr. Thomas F. Splaine, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2009

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	August 26, 2009

/s/ Robert M. Cashill Robert M. Cashill	Director	August 26, 2009

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	August 26, 2009

/s/ Patrick J. Grant Patrick J. Grant	Director, Chairman	August 26, 2009

/s/ John A. Kirkpatrick John A. Kirkpatrick	Director	August 26, 2009

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	August 26, 2009

/s/ Richard Petroski Richard Petroski	Director	August 26, 2009

/s/ Joseph H. Shepard III Joseph H. Shepard III	Director	August 26, 2009

/s/ Rose Sigler Rose Sigler	Director	August 26, 2009

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	August 26, 2009

/s/ James H. Ward III James H. Ward III	Director	August 26, 2009