Form 10-Q
period 2009-09-30
Investors Bancorp Inc
filed 2009-11-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     As of October 30, 2009 there were 114,498,520 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 56.63% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and June 30, 2009

	September 30,	June 30,
	2009	2009
	(In thousands)
Assets
Cash and cash equivalents	$308,120	317,757
Securities available-for-sale, at estimated fair value	376,194	355,016
Securities held-to-maturity, net (estimated fair value of $791,615 and $861,302 at September 30, 2009 and June 30, 2009, respectively)	772,492	846,043
Loans receivable, net	6,323,727	6,143,169
Loans held-for-sale	19,189	61,691
Stock in the Federal Home Loan Bank	68,902	72,053
Accrued interest receivable	37,455	37,291
Office properties and equipment, net	45,773	44,142
Net deferred tax asset	119,624	118,455
Bank owned life insurance contract	113,834	113,191
Intangible assets	26,516	26,365
Other assets	3,862	1,259

Total assets	$8,215,688	8,136,432

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$5,629,314	5,505,747
Borrowed funds	1,660,549	1,730,555
Advance payments by borrowers for taxes and insurance	30,036	26,839
Other liabilities	62,370	54,008

Total liabilities	7,382,269	7,317,149

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 114,498,520 and 114,692,020 outstanding at September 30, 2009 and June 30, 2009, respectively	532	532
Additional paid-in capital	526,778	524,463
Retained earnings	410,122	399,672
Treasury stock, at cost; 3,521,760 and 3,328,260 shares at September 30, 2009 and June 30, 2009, respectively	(44,274)	(42,447)
Unallocated common stock held by the employee stock ownership plan	(35,805)	(36,160)
Accumulated other comprehensive loss	(23,934)	(26,777)

Total stockholders’ equity	833,419	819,283

Total liabilities and stockholders’ equity	$8,215,688	8,136,432

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended September 30,
	2009	2008
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$85,117	70,480
Securities:
Government-sponsored enterprise obligations	247	500
Mortgage-backed securities	11,046	13,439
Equity securities available-for-sale	—	55
Municipal bonds and other debt	988	2,137
Interest-bearing deposits	208	32
Federal Home Loan Bank stock	1,025	805

Total interest and dividend income	98,631	87,448

Interest expense:
Deposits	29,774	31,009
Secured borrowings	17,402	17,699

Total interest expense	47,176	48,708

Net interest income	51,455	38,740
Provision for loan losses	12,375	5,000

Net interest income after provision for loan losses	39,080	33,740

Non-interest income (loss):
Fees and service charges	1,438	843
Income on bank owned life insurance contract	592	1,013
Gain on sales of loans, net	2,987	184
Loss on securities transactions, net	(20)	(4,366)
Other income	362	94

Total non-interest income (loss)	5,359	(2,232)

Non-interest expenses:
Compensation and fringe benefits	15,586	14,682
Advertising and promotional expense	930	805
Office occupancy and equipment expense	3,640	2,745
Federal deposit insurance premiums	2,340	681
Stationery, printing, supplies and telephone	647	539
Legal, audit, accounting, and supervisory examination fees	651	549
Data processing service fees	1,347	1,157
Amortization of deposit premiums	183	—
Other operating expenses	1,287	1,203

Total non-interest expenses	26,611	22,361

Income before income tax expense	17,828	9,147

Income tax expense	7,355	3,656

Net income	$10,473	5,491

Earnings per share — basic and diluted	$0.10	0.05
Weighted average shares outstanding
Basic	109,803,171	103,794,369
Diluted	109,898,606	104,092,853
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholder’s Equity
Three months ended September 30, 2009 and 2008
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538

Comprehensive income:
Net income	—	—	5,491	—	—	—	5,491
Change in funded status of retirement obligations, net of tax benefit of $152	—	—	—	—	—	(231)	(231)
Unrealized loss on securities available-for-sale, net of tax benefit of $453	—	—	—	—	—	(898)	(898)
Reclassification adjustment for losses included in net income	—	—	—	—	—	457	457

Total comprehensive income							4,819

Compensation cost for stock options and restricted stock	—	2,598	—	—	—	—	2,598
ESOP shares allocated or committed to be released	—	161	—	—	355	—	516

Balance at September 30, 2008	$532	517,372	491,735	(128,977)	(37,223)	(6,968)	836,471

Balance at June 30, 2009	$532	524,463	399,672	(42,447)	(36,160)	(26,777)	819,283

Comprehensive income:
Net income	—	—	10,473	—	—	—	10,473
Change in funded status of retirement obligations, net of tax benefit of $62	—	—	—	—	—	(95)	(95)
Unrealized gain on securities available-for-sale, net of tax expense of $1,916	—	—	—	—	—	2,938	2,938

Total comprehensive income							13,316

Purchase of treasury stock (198,500 shares)	—	—	—	(1,900)	—	—	(1,900)
Treasury stock allocated to restricted stock plan	—	(50)	(23)	73	—	—	—
Compensation cost for stock options and restricted stock	—	2,380	—	—	—	—	2,380
ESOP shares allocated or committed to be released	—	(15)	—	—	355	—	340

Balance at September 30, 2009	$532	526,778	410,122	(44,274)	(35,805)	(23,934)	833,419

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$10,473	5,491
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,720	3,114
Amortization of premiums and accretion of discounts on securities, net	1,223	123
Amortization of premium and accretion of fees and costs on loans, net	1,624	641
Amortization of intangible assets	183
Provision for loan losses	12,375	5,000
Depreciation and amortization of office properties and equipment	911	621
Loss on securities transactions	20	4,366
Mortgage loans originated for sale	(129,365)	(77,090)
Proceeds from mortgage loan sales	174,853	66,392
Gain on sales of loans, net	(1,168)	(184)
Income on bank owned life insurance contract	(592)	(1,013)
Increase in accrued interest	(164)	(3,970)
Deferred tax benefit	(3,074)	(2,584)
Increase in other assets	(2,869)	(325)
Decrease in other liabilities	8,205	9,429

Total adjustments	64,882	4,520

Net cash provided by operating activities	75,355	10,011

Cash flows from investing activities:
Purchases of loans receivable	(235,767)	(563,326)
Net repayments (originations) of loans receivable	19,964	(83,665)
Proceeds from sale of non performing loan	21,178	—
Gain on sale of loan	(1,819)	—
Purchases of mortgage-backed securities available-for-sale	(52,761)	—
Purchases of other investments available-for-sale	(250)	(100)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	70,284	50,362
Proceeds from calls/maturities on debt securities held-to-maturity	2,883	1,177
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	30,829	11,073
Proceeds from maturities of US Government and Agency Obligations available-for-sale	5,000	—
Proceeds from sale of equity securities available-for-sale	—	250
Proceeds from redemptions of Federal Home Loan Bank stock	3,151	13,118
Purchases of Federal Home Loan Bank stock	—	(38,633)
Purchases of office properties and equipment	(2,542)	(2,722)

Net cash used in investing activities	(139,850)	(612,466)

Cash flows from financing activities:
Net increase in deposits	123,567	31,730
Net decrease in funds borrowed under short-term repurchase agreements	—	(25,000)
Repayments of funds borrowed under other repurchase agreements	—	(70,000)
Net (decrease) increase in other borrowings	(70,006)	661,993
Net increase in advance payments by borrowers for taxes and insurance	3,197	1,409
Purchase of treasury stock	(1,900)	—

Net cash provided by financing activities	54,858	600,132

Net decrease in cash and cash equivalents	(9,637)	(2,323)
Cash and cash equivalents at beginning of the period	317,757	22,823

Cash and cash equivalents at end of the period	$308,120	20,500

Supplemental cash flow information:
Noncash investing activities:
Transfer of loans to other real estate owned	$68	—
Cash paid during the year for:
Interest	47,565	46,673
Income taxes	6,130	2,858
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1. Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank (Bank) (collectively, the Company) and the Bank’s wholly-owned subsidiaries. The Company changed its fiscal year from June 30 to December 31, beginning with the six-month period ending December 31, 2009.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2009 Annual Report on Form 10-K.
2. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2009			2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Net Income	$10,473			$5,491

Basic earnings per share:
Income available to common stockholders	$10,473	109,803,171	$0.10	$5,491	103,794,369	$0.05

Effect of dilutive common stock equivalents	—	95,435		—	298,484

Diluted earnings per share:
Income available to common stockholders	$10,473	109,898,606	$0.10	$5,491	104,092,853	$0.05

There were 7,412 and 19,638 anti-dilutive common stock options excluded for the earnings per share calculation at September 30, 2009 and September 30, 2008, respectively.

3. Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(In thousands)
Available-for-sale:
Equity securities	$1,812	173	—	1,985
Government-sponsored enterprises	25,032	34	—	25,066

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$157,479	2,503	—	159,982
Federal National Mortgage Association	117,932	2,680	2	120,610
Government National Mortgage Association	265	26	—	291
Non-agency securities	72,652	346	4,738	68,260

	348,328	5,555	4,740	349,143

Total securities available-for-sale	$375,172	5,762	4,740	376,194

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$15,232	896	1	16,127
Municipal bonds	10,419	197	6	10,610
Corporate and other debt securities	20,695	1,449	6,159	15,985

	46,346	2,542	6,166	42,722

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	391,162	13,230	113	404,279
Government National Mortgage Association	4,147	314	—	4,461
Federal National Mortgage Association	254,393	11,065	70	265,388
Federal housing authorities	2,602	254	—	2,856
Non-agency securities	73,842	3	1,936	71,909

	726,146	24,866	2,119	748,893

Total securities held-to-maturity	$772,492	27,408	8,285	791,615

Total securities	$1,147,664	33,170	13,025	1,167,809

	June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(In thousands)
Available-for-sale:
Equity securities	$1,583	15	—	1,598
Government-sponsored enterprises	30,051	28	—	30,079

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$151,450	1,276	8	152,718
Federal National Mortgage Association	94,967	1,661	11	96,617
Government National Mortgage Association	275	25	—	300
Non-agency securities	80,523	137	6,956	73,704

	327,215	3,099	6,975	323,339

Total securities available-for-sale	$358,849	3,142	6,975	355,016

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$18,238	924	1	19,161
Municipal bonds	10,420	211	7	10,624
Corporate and other debt securities	20,727	2,332	2,930	20,129

	49,385	3,467	2,938	49,914

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	429,969	10,426	307	440,088
Federal National Mortgage Association	278,272	8,682	134	286,820
Government National Mortgage Association	4,269	348	—	4,617
Federal housing authorities	2,654	254	—	2,908
Non-agency securities	81,494	—	4,539	76,955

	796,658	19,710	4,980	811,388

Total securities held-to-maturity	$846,043	23,177	7,918	861,302

Total securities	$1,204,892	26,319	14,893	1,216,318

Gross unrealized losses on securities available-for-sale and held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and June 30, 2009, was as follows:

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal National Mortgage Association	$194	2	—	—	194	2
Non-agency securities	4,971	327	34,199	4,411	39,170	4,738

	5,165	329	34,199	4,411	39,364	4,740

Total available-for-sale:	$5,165	329	34,199	4,411	39,364	4,740

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$231	1	—	—	231	1
Municipal bonds	—	—	1,193	6	1,193	6
Corporate and other debt securities	7,266	6,159	—	—	7,266	6,159

	7,497	6,160	1,193	6	8,690	6,166

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	18,967	64	5,385	49	24,352	113
Federal National Mortgage Association	5,143	26	5,643	44	10,786	70
Non-agency securities	—	—	68,452	1,936	68,452	1,936

	24,110	90	79,480	2,029	103,590	2,119

Total held-to-maturity	$31,607	6,250	80,673	2,035	112,280	8,285

Total	$36,772	6,579	114,872	6,446	151,644	13,025

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$947	8	—	—	947	8
Federal National Mortgage Association	8,587	11	—	—	8,587	11
Non-agency securities	359	109	67,149	6,847	67,508	6,956

	9,893	128	67,149	6,847	77,042	6,975

Total available-for-sale:	$9,893	128	67,149	6,847	77,042	6,975

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$237	1	—	—	237	1
Municipal bonds	—	—	1,193	7	1,193	7
Corporate and other debt securities	9,238	2,930	—	—	9,238	2,930

	9,475	2,931	1,193	7	10,668	2,938

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	19,968	171	7,980	136	27,948	307
Federal National Mortgage Association	14,170	28	13,841	106	28,011	134
Non-agency securities	—	—	76,955	4,539	76,955	4,539

	34,138	199	98,776	4,781	132,914	4,980

Total held-to-maturity:	$43,613	3,130	99,969	4,788	143,582	7,918

Total	53,506	3,258	167,118	11,635	220,624	14,893

Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, principally issued by banks. During the prior fiscal year, the Company took a $158.0 million other-than-temporary impairment, or OTTI, pre-tax charge reducing the carrying amount of our investment in the pooled trust preferred securities to $20.7 million.
At September 30, 2009, the decline in fair value is mostly attributable to further deterioration in liquidity and widening credit spreads for pooled trust preferred securities. The Company does not intend to sell the securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost. Under certain stress scenarios estimated future losses may arise. Management determined that no other-than-temporary impairment existed as of September 30, 2009.
The unrealized losses on investments in mortgage-backed securities were attributed to increases in market interest rates and changes in credit spreads subsequent to purchase. Securities guaranteed by Freddie Mac and Fannie Mae (U.S. government-sponsored enterprises) represent 62.8% of the estimated fair value of total mortgage-backed securities. Securities not guaranteed by these entities comply with the investment and credit standards set at time of purchase in the investment policy of the Company. At September 30, 2009, the Company’s non-agency mortgage-backed securities portfolio had an amortized cost of $146.5 million and an estimated fair value of $140.2 million. Excluding the securities acquired through the redemption in kind of AMF Ultra Short Mortgage Fund (“AMF”), which had an amortized cost and fair value of $1.3 million at September 30, 2009, there are 28 non-agency securities comprised of AAA, AA, A and BBB rated mortgage-backed securities with a fair value of $124.6 million, $5.9 million, $2.5 million and $5.9 million, respectively. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of September 30, 2009. Under certain stress scenarios estimated future losses may arise. Management determined that no other-than-temporary impairment existed as of September 30, 2009.
There were no sales from the securities portfolio during the quarter ended September 30, 2009.
A portion of the Company’s securities are pledged to secure borrowings.
The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	September 30, 2009
	Amortized	Estimated
	cost	fair value
	(In thousands)
Due in one year or less	$—	—
Due after one year through five years	19,070	20,062
Due after five years through ten years	1,451	1,444
Due after ten years	25,825	21,216

Total	$46,346	42,722

4. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	September 30,	June 30,
	2009	2009
	(In thousands)

Residential mortgage loans	$4,739,097	4,708,899
Multi-family loans	552,475	482,783
Commercial real estate loans	530,423	433,204
Construction loans	338,681	346,967
Commercial & industrial loans	16,801	15,665
Consumer and other loans	181,502	184,198

Total loans	6,358,979	6,171,716

Premiums on purchased loans	21,915	21,313
Deferred loan fees, net	(3,616)	(3,252)
Allowance for loan losses	(53,551)	(46,608)

Net loans	$6,323,727	6,143,169

An analysis of the allowance for loan losses is summarized as follows:

September 30,
2009
(In thousands)

Balance at June 30, 2009	$46,608

Loans charged off	(5,476)
Recoveries	44

Net charge-offs	(5,432)
Provision for loan losses	12,375
Balance at September 30, 2009	$53,551

5. Deposits
Deposits are summarized as follows:

	September 30,	June 30,
	2009	2009
	(In thousands)

Savings accounts	$835,874	779,678
Checking accounts	957,241	898,816
Money market accounts	572,577	521,425

Total core deposits	2,365,692	2,199,919
Certificates of deposit	3,263,622	3,305,828

Total deposits	$5,629,314	5,505,747

6. Equity Incentive Plan
During the three months ended September 30, 2009, the Company recorded $2.4 million of share-based expense, comprised of stock option expense of $1.0 million and restricted stock expense of $1.4 million.
During the three months ended September 30, 2009, no options were forfeited and 10,000 options with a weighted average grant date fair value of $3.55 were granted. At September 30, 2009, 5,146,752 options, with a weighted average exercise price of $15.01 and a weighted average grant date fair value of $4.10 were outstanding, of which 3,047,149 were unvested.
Expected future expense relating to the 3.0 million non-vested options outstanding as of September 30, 2009 is $8.8 million over a weighted average period of 2.5 years.

During the three months ended September 30, 2009, 5,000 shares of restricted stock with a weighted average grant date fair value of $9.98 were granted. At September 30, 2009, 1,135,063 shares of restricted stock, with a weighted average grant date fair value of $14.90, are unvested. Expected future compensation expense relating to the 1.1 million restricted shares at September 30, 2009 is $11.8 million over a weighted average period of 2.5 years.
7. Net Periodic Benefit Plans Expense
The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to employees of the Company if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. For the Company’s active directors on 12/31/06, the Company has a non-qualified, defined benefit plan which provides pension benefits. The SERP and the Directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.
The components of net periodic benefit expense are as follows:

	Three months ended September 30,
	SERP and Directors' Plan
	2009	2008
	(In thousands)

Service cost	$112	136
Interest cost	257	263
Amortization of:
Transition obligation	—	—
Prior service cost	25	24
Net loss	32	35

Total net periodic benefit expense	$426	458

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans and other benefit plans in the six-month period ending December 31, 2009.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the quarter ended September 30, 2009. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Additionally, at the time of our June 2008 acquisition of Summit Federal Savings Bank, Summit Federal had a funded non-contributory defined benefit pension plan covering all eligible employees, an unfunded non-qualified defined benefit SERP for the benefit of certain key employees and a post-retirement life insurance benefit plan for the benefit of key employees. At September 30, 2009 and June 30, 2009, the pension plan had an accrued liability of $1.2 million and $917,000, respectively. At September 30, 2009 and June 30, 2009, the charges recognized in accumulated other comprehensive loss for the pension plan were $1.5 million and $1.2 million, respectively. At September 30, 2009 and June 30, 2009, the SERP plan had an accrued liability of $909,000 and $890,000, respectively. At September 30, 2009 and June 30, 2009, the charges recognized in accumulated other comprehensive loss for the SERP plan were $118,000 and $125,000, respectively. For the three months ended September 30, 2009 and 2008, the expense related to these plans was $71,000 and $74,000, respectively.
8. Fair Value Measurements
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
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2009.

	Carrying Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Securities available for sale:
Mortgage-backed securities	$349,143	—	349,143	$—
Government-sponsored enterprises	$25,066	—	25,066	—
Equity securities	1,985	—	1,985	—

	$376,194	$—	$376,194	$—

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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2009.

	Carrying Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	5,011	—	—	5,011
9. Fair Value of Financial Instruments
Effective April 1, 2009, the Company adopted new accounting guidance by the FASB, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, this guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments as well as any changes in the methods and significant assumptions used during the period. Since the provisions of this guidance are disclosure related, the adoption did not have an impact on our financial condition and results of operation.
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

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2009		June 30, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)

Financial assets:
Cash and cash equivalents	$308,120	$308,120	$317,757	$317,757
Securities available-for-sale	376,194	376,194	355,016	355,016
Securities held-to-maturity	772,492	791,614	846,043	861,302
Stock in FHLB	68,902	68,902	72,053	72,053
Loans	6,342,916	6,532,231	6,204,860	6,351,544

Financial liabilities:
Deposits	5,629,314	5,672,298	5,505,747	5,547,871
Borrowed funds	1,660,549	1,735,499	1,730,555	1,799,840
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
10. Recent Accounting Pronouncements
In June 2009, the FASB Codification (the “Codification”) was issued. The Codification is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have an impact on the Company’s consolidated financial condition and results of operations.

In June 2009, the FASB issued ASC 860, an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of ASC 860 will have a material impact on its financial condition, results of operations or financial statement disclosures.
In June 2008, the FASB ratified ASC 840-10, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. ASC 840-10 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. ASC 840-10 is effective for fiscal years beginning after July 1, 2009. The Company does not expect the adoption of ASC 840-10 will have a material impact on its financial condition, results of operations or financial statement disclosures.
In February 2008, ASC 820-10, “Effective Date of ASC 820,” was issued. ASC 820-10 delayed the application of ASC 820, Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities until July 1, 2009. The Company does not expect that the adoption of ASC 820-10 will have a material impact on its consolidated financial statements.
In December 2007, the FASB issued ASC 805, “Business Combinations.” ASC 805 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” ASC 805 applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method. The adoption of ASC 805 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, ASC 260-10 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 260-10 on July 1, 2009 did not have a material impact on the Company's consolidated financial statements.
11. Subsequent Events
As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that compiles with GAAP. The Company has evaluated subsequent events through November 9, 2009, which is the date that the Company’s financial statements are being issued. Based on the evaluation, the Company did not identify any recognized subsequent events that would have a required an adjustment to the financial statements. The following were nonrecognized subsequent events identified by the Company:
On October 16, 2009, the Company announced it completed the acquisition of six New Jersey Branches and approximately $227.0 deposits from Banco Popular North America. The Company did not purchase any loans as part of the transaction.
On November 3, 2009, the Company announced its Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31. The change will become effective at the end of the quarter ending December 31, 2009 with the filing of the Company’s Form 10-K.
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
Executive Summary
Investors Bancorp’s fundamental business strategy is to be a well capitalized, full service, community bank which provides high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve.
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
The financial services industry continues to be plagued by adverse economic conditions which include mounting credit losses, illiquidity in certain areas of the capital and credit markets, the continued decline of property values in real estate markets, and recent bank failures.
The Federal Reserve has maintained short term interest rates at historically low levels resulting in a steep yield curve. Lower short term interest rates have helped us reduce the cost of our interest-bearing liabilities contributing to a $12.7 million increase in our net interest income to $51.5 million for the three months ended September 30, 2009 from $38.7 million for the three months ended September 30, 2008.
While the interest rate environment is important to our net interest income, so is the composition of our balance sheet. The recent turmoil in the financial markets has created uncertainty and volatility for many financial institutions. This created an opportunity for us to add more loans and increase the size of our balance sheet. Total loans increased to $6.36 billion at September 30,

2009 from $6.17 billion at June 30, 2009, an increase of 3.0%. Diversification of the loan portfolio remains an important goal and during the three months ended September 30, 2009 commercial real estate loans increased $97.2 million, or 22.4%, to $530.4 million and multi-family loans increased $69.7 million, or 14.4% to $552.5 million. This may provide us with an opportunity to increase net interest income and improve our interest rate risk position. As we add more loans to our balance sheet we remain focused on maintaining our historically strict underwriting standards. We have never originated any sub-prime loans, negative amortization loans or option ARM loans.
With the continued growth in our loan portfolio and the increase in the amount of commercial real estate loans, we believe higher loan loss provisions are prudent and necessary especially in light of the current economic environment. During the three months ended September 30, 2009, we recorded a $12.4 million provision for loan losses. It is difficult to determine how the economy will fare looking forward as we are faced with predictions of rising unemployment in our lending area through the greater portion of 2010. We will continue to monitor our loan portfolio carefully and maintain our conservative loan underwriting practices.
Total non-performing loans, defined as non-accruing loans, decreased to $115.5 million, or 1.82% of total loans at September 30, 2009, compared to $121.7 million, or 1.97% of total loans at June 30, 2009. The decrease in non-performing loans was attributed to the sale of a previously disclosed $19.4 million multi-family loan for a $1.8 million gain and $5.5 million in loan charge-offs. Although we have resolved a number of non-performing loans, the current economic environment continues to plague several large construction loan borrowers. At September 30, 2009, the Company moved a $9.9 million construction loan that is current to non-performing status. Additionally, residential loan delinquency has risen as unemployment in our lending area has steadily increased over the past year.
The current economic conditions have had a negative impact on certain of our investment securities. Our securities portfolio includes non-agency mortgage backed securities with an amortized cost of $146.5 million and a fair value of $140.2 million. The fair values of certain of these securities are being adversely impacted by higher loan delinquency rates, rising projected loss rates, and the securities re-pricing to lower interest rates. Our securities portfolio also includes pooled trust preferred securities, principally issued by banks and to a lesser extent insurance companies. These securities which were written down through an other-than-temporary impairment charge in the prior fiscal year, continue to be negatively impacted by an increase in payment deferrals by issuers and the absence of an orderly and liquid market. The trust preferred securities portfolio has a book value of $20.7 million and a fair value of $16.0 million. We continue to closely monitor all of these securities and will continue to evaluate them for possible other-than-temporary impairment, which could result in future non-cash charges to earnings in upcoming quarters.
During the quarter, total deposits increased by $123.6 million to $5.6 billion at September 30, 2009. Core deposits increased $165.8 million, or 7.5%, for the quarter, while certificates of deposits decreased $42.2 million, or 1.28%. Increasing core deposits remains one of our primary goals.
We are a well capitalized bank with a tangible capital ratio of 9.85%. Given our strong capital and liquidity positions, we believe we will be able to take advantage of opportunities to grow and enhance our franchise value.

Comparison of Financial Condition at September 30, 2009 and June 30, 2009
Total Assets. Total assets increased by $79.3 million, or 1.0%, to $8.22 billion at September 30, 2009 from $8.14 billion at June 30, 2009. This increase was largely the result of the growth in our loan portfolio partially offset by the decrease in our securities portfolio. The cash flow from our securities portfolio is being used to help fund our loan growth, consistent with our strategic plan.
Net Loans. Net loans, including loans held for sale, increased by $138.1 million, or 2.2%, to $6.34 billion at September 30, 2009 from $6.20 billion at June 30, 2009. As many financial institutions have curtailed their lending operations, we have taken advantage of this opportunity to increase our loan portfolio without compromising our underwriting standards. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New Jersey. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans or option ARMs.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the three months ended September 30, 2009 we originated $195.2 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended September 30, 2009, we purchased loans totaling $235.8 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the three months ended September 30, 2009, we purchased a total of $10.5 million of residential mortgage loans that met our underwriting criteria on a “bulk purchase” basis.
For the three months ended September 30, 2009, we originated $193.0 million in multi-family and commercial real estate loans and $19.9 million in construction loans. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family, commercial real estate and construction loans.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at September 30, 2009 was $542.0 million compared to $517.1 million at June 30, 2009. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

The allowance for loan losses increased by $6.9 million to $53.6 million at September 30, 2009 from $46.6 million at June 30, 2009. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the increase in non-performing loans; and the continued adverse economic environment, offset partially by net charge offs of $5.4 million.
Total non-performing loans, defined as non-accruing loans, decreased by $6.2 million to $115.5 million at September 30, 2009 from $121.7 million at June 30, 2009. The non-performing loans are comprised of 22 construction loans totaling $70.5 million, 135 residential loans totaling $40.1 million, 9 commercial loans totaling $3.4 million, 4 multifamily loans totaling $0.6 million, and 29 consumer loans totaling $0.9 million. The decrease in non-performing loans was primarily attributed to the sale of a previously disclosed $19.4 million multi-family loan for a $1.8 million gain, the short sale of $4.1 million construction loan, and the impact of charge-offs. Although we have had resolution on a number of non-performing loans, the current economic environment continues to cause financial difficulties for several large construction loans. At September 30, 2009, the Company moved a $9.9 million construction loan that was current to non-performing status. Additionally, residential loan delinquency has risen as unemployment in our lending area has steadily increased over the past year.
In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2009, there are 3 loans totaling $18.7 million that the Company has deemed as potential problems. Management is actively monitoring these loans.
The ratio of non-performing loans to total loans was 1.82% at September 30, 2009 compared to 1.97% at June 30, 2009. The allowance for loan losses as a percentage of non-performing loans was 46.35% at September 30, 2009 compared with 38.30% at June 30, 2009. At September 30, 2009 our allowance for loan losses as a percentage of total loans was 0.84% compared with 0.76% at June 30, 2009. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”
Securities. Securities, in the aggregate, decreased by $52.4 million, or 4.4%, to $1.15 billion at September 30, 2009, from $1.20 billion at June 30, 2009. The decrease is primarily the result of cash flows from our securities portfolio being used to help fund our loan growth. This is consistent with our strategic plan to change our mix of assets by reducing the size of our securities portfolio and increasing the size of our loan portfolio.
Stock in the Federal Home Loan Bank, Bank Owned Life Insurance and Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) decreased by $3.2 million from $72.1 million at June 30, 2009 to $68.9 million at September 30, 2009 as a result of an decrease in our level of borrowings at September 30, 2009. There was an increase in accrued interest receivable of $0.2 million resulting from an increase in the average balance of our interest-earning assets. Additionally, bank owned life insurance increased by $0.6 million from $113.2 million at June 30, 2009 to $113.8 million at September 30, 2009.
Deposits. Deposits increased by $123.6 million, or 2.2%, to $5.63 billion at September 30, 2009 from $5.51 billion at June 30, 2009. Checking accounts, savings deposits, and money market account deposits increased $58.4 million, $56.2 million, and $51.2 million, respectively. These increases were offset by a $42.2 million decrease in certificates of deposits.
Borrowed Funds. Borrowed funds decreased $70.0 million, or 4.0%, to $1.66 billion at September 30, 2009 from $1.73 billion at June 30, 2009. We elected to pay off maturing loans due to our excess liquidity position at September 30, 2009.
Stockholders’ Equity. Stockholders’ equity increased $14.1 million to $833.4 million at September 30, 2009 from $819.3 million at June 30, 2009. The increase is primarily due to net income of $10.5 million and accumulated other comprehensive income increasing $2.8 million for the three months ended September 30, 2009.
Average Balance Sheets for the Three Months ended September 30, 2009 and 2008
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended September 30, 2009 and 2008. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the three months ended
	September 30, 2009				September 30, 2008
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)

Interest-earning assets:
Interest-bearing deposits	$350,091		$208	0.24%	$18,321		$32	0.70%
Securities available-for-sale(1)	362,672		2,949	3.25%	202,533		2,314	4.57%
Securities held-to-maturity	811,273		9,332	4.60%	1,230,798		13,817	4.49%
Net loans	6,250,896		85,117	5.45%	4,940,058		70,480	5.71%
Stock in FHLB	70,546		1,025	5.81%	70,374		805	4.58%

Total interest-earning assets	7,845,478		98,631	5.03%	6,462,084		87,448	5.41%

Non-interest earning assets	321,748				187,218

Total assets	$8,167,226				$6,649,302

Interest-bearing Liabilities:
Savings	$806,530		3,816	1.89%	$401,532		1,872	1.86%
Interest-bearing checking	803,226		2,281	1.14%	362,575		1,373	1.51%
Money market accounts	521,288		2,043	1.57%	231,650		1,219	2.10%
Certificates of deposit	3,310,766		21,634	2.61%	2,912,856		26,545	3.65%
Borrowed funds	1,697,073		17,402	4.10%	1,804,823		17,699	3.92%

Total interest-bearing liabilities	7,138,883		47,176	2.64%	5,713,436		48,708	3.41%

Non-interest bearing liabilities	209,766				110,969

Total liabilities	7,348,649				5,824,405

Stockholders’ equity	818,577				824,897

Total liabilities and stockholders’ equity	$8,167,226				$6,649,302

Net interest income			$51,455				$38,740

Net interest rate spread(2)				2.39%				2.00%

Net interest earning assets(3)	$706,595				$748,648

Net interest margin(4)				2.62%				2.40%

Ratio of interest-earning assets to total interest-bearing liabilities	1.10	X			1.13	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008
Net Income. Net income was $10.5 million for the three months ended September 30, 2009 compared to net income of $5.5 million for the three months ended September 30, 2008.
Net Interest Income. Net interest income increased by $12.7 million, or 32.8%, to $51.5 million for the three months ended September 30, 2009 from $38.7 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, our net interest rate spread increased 39 basis points to 2.39% as a result of a 77 basis point decrease in our cost of interest-bearing liabilities to 2.64% for the three months ended September 30, 2009 from 3.41% for the three months ended September 30, 2008. Our net interest margin increased by 22 basis points from 2.40% for the three months ended September 30, 2008 to 2.62% for the three months ended September 30, 2009.
Our net interest margin was positively impacted by the Federal Reserve lowering the Fed Funds rate from 2.00% at September 30, 2008 to a range of 0.00% to 0.25% at September 30, 2009. This resulted in a steeper yield curve which allowed us to reduce deposit rates and borrow money in the wholesale markets at lower rates while keeping mortgage rates relatively stable.
Interest and Dividend Income. Total interest and dividend income increased by $11.2 million, or 12.8%, to $98.6 million for the three months ended September 30, 2009 from $87.4 million for the three months ended September 30, 2008. This increase is primarily due to an $1.38 billion, or 21.4%, increase in the average balance of interest-earning assets to $7.85 billion for the three months ended September 30, 2009 from $6.46 billion for the three months ended September 30, 2008. The weighted average yield on interest-earning assets was 5.03% for the three months ended September 30, 2009 and 5.41% for the three months ended September 30, 2008.
Interest income on loans increased by $14.6 million, or 20.8%, to $85.1 million for the three months ended September 30, 2009 from $70.5 million for the three months ended September 30, 2008, reflecting a $1.3 billion, or 26.5%, increase in the average balance of net loans to $6.25 billion for the three months ended September 30, 2009 from $4.94 billion for the three months ended September 30, 2008. There was a 26 basis point decrease in the average yield on loans to 5.45% for the three months ended September 30, 2009 from 5.71% for the three months ended September 30, 2008 reflecting higher refinancing activity on residential mortgage loans, as consumers took advantage of historically low mortgage rates, and the impact of non accrual loans.
Interest income on all other interest-earning assets, excluding loans, decreased by $3.5 million, or 20.4%, to $13.5 million for the three months ended September 30, 2009 from $17.0 million for the three months ended September 30, 2008. This decrease reflected a 107 basis point decrease in the average yield on securities and other interest-earning assets to 3.39% for the three months ended September 30, 2009 from 4.46% for the three months ended September 30, 2008 as some of our adjustable rate securities re-priced in relation to current market rates.
Interest Expense. Total interest expense decreased by $1.5 million, or 3.14%, to $47.2 million for the three months ended September 30, 2009 from $48.7 million for the three months ended September 30, 2008. This decrease was primarily due to a 77 basis point decrease in the weighted average cost of total interest-bearing liabilities to 2.64% for the three months ended September 30, 2009 compared to 3.41% for the three months ended September 30, 2008. This was partially offset by a $1.4 billion, or 24.9%, increase in the average balance of total interest-

bearing liabilities to $7.14 billion for the three months ended September 30, 2009 from $5.71 billion for the three months ended September 30, 2008.
Interest expense on interest-bearing deposits decreased $1.2 million, or 4.0%, to $29.8 million for the three months ended September 30, 2009 from $31.0 million for the three months ended September 30, 2008. This decrease was due to a 98 basis point decrease in the average cost of interest-bearing deposits to 2.19% for the three months ended September 30, 2009 compared to 3.17% for the three months ended September 30, 2008, as lower short term interest rates allowed us to lower our deposit rates. This was partially offset by a $1.53 billion increase in the average balance of interest-bearing deposits.
Interest expense on borrowed funds decreased by $0.3 million, or 1.7%, to $17.4 million for the three months ended September 30, 2009 from $17.7 million for the three months ended September 30, 2008. This decrease was caused by a $107.8 million, or 6.0%, decrease in the average balance of borrowed funds to $1.70 billion for the three months ended September 30, 2009 from $1.80 billion for the three months ended September 30, 2008, partially offset by a 18 basis point increase in the average cost of borrowed funds to 4.10% for the three months ended September 30, 2009 from 3.92% for the three months ended September 30, 2008.
Provision for Loan Losses. The provision for loan losses was $12.4 million for the three months ended September 30, 2009 compared to $5.0 million for the three months ended September 30, 2008. Net charge-offs were $5.4 million for the three months ended September 30, 2009 compared to three thousand for the three months ended September 30, 2008. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2009 and June 30, 2009.”
Non-interest Income. Total non-interest income increased by $7.6 million to income of $5.4 million for the three months ended September 30, 2009 from a loss of $2.2 million for the three months ended September 30, 2008. The loss during the three months ended September 30, 2008 was primarily the result of a $3.9 million pre-tax OTTI charge recognized on a pooled bank trust preferred CDO. During the three months ended September 30, 2009, we recognized a $1.8 million gain from the sale of our largest non-performing loan.
Non-interest Expenses. Total non-interest expenses increased by $4.3 million, or 19.0%, to $26.6 million for the three months ended September 30, 2009 from $22.4 million for the three months ended September 30, 2008. This increase was due primarily to a $1.7 million increase in FDIC insurance premium expense, $0.9 million increase in compensation expense and $0.9 million increase occupancy costs related to the additional branches acquired in the American Bank acquisition which closed June 2009.
Income Taxes. Income tax expense was $7.4 million for the three months ended September 30, 2009, as compared to $3.7 million for the three months ended September 30, 2008. Our effective tax expense rates were 41.26% and 39.97% for the three months ended September 30, 2009 and 2008, respectively.
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
At September 30, 2009 and June 30, 2009 the Company had no overnight borrowings outstanding. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $1.66 billion at September 30, 2009, a decrease from $1.73 billion at June 30, 2009. This decrease was the result of the maturity of borrowings.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2009, outstanding commitments to originate loans totaled $454.3 million; outstanding unused lines of credit totaled $364.1 million; standby letters of credit totaled $1.9 million and outstanding commitments to sell loans totaled $56.2 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.58 billion at September 30, 2009. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a third share repurchase program at their January 2008 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The third share repurchase program commenced upon completion of the first program on May 7, 2008. Under this program, up to 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended September 30, 2008, the Company repurchased 198,500 shares of its common stock. Under the current share repurchase program, 2,928,436 shares remain available for repurchase. As of September 30, 2008, a total of 11,482,233 shares have been purchased under Board authorized share repurchase programs, of which 1,808,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of September 30, 2009 the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2009
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (to risk-weighted assets)	$797,769	16.8%	$380,550	8.0%
Tier I capital (to risk-weighted assets)	744,218	15.7	190,275	4.0
Tier I capital (to average assets)	744,218	9.2	324,848	4.0

Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2009:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years

Debt obligations (excluding capitalized leases)	$1,660,549	415,000	570,000	275,549	400,000
Commitments to originate and purchase loans	$454,273	454,273	—	—	—
Commitments to sell loans	$56,225	56,225	—	—	—
Additionally, at September 30, 2009, the Company’s commitments to fund unused lines of credit totaled $364.1 million.
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
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of September 30, 2009 have not changed significantly from June 30, 2009.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Annual Report on Form 10-K.
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
Deferred Income Taxes. The Company records income taxes in accordance with ASC 740, “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
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
Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, Compensation-Stock Compensation.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2009 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
Change in					Increase (Decrease) in Estimated
Interest Rates		Estimated Increase (Decrease)		Estimated Net	Net Interest Income
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)

+200bp	$689,437	$(303,396)	(30.6)%	$226,403	$(10,637)	(4.5)%
0bp	$992,833	—	—	$237,040	—	—
-100bp	$979,346	$(13,487)	(1.4)%	$239,988	$2,948	1.2%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at September 30, 2009 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 30.6% decrease in NPV and a $10.6 million or 4.5% decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 1.4% decrease in NPV and a $2.9 million or 1.2% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 26, 2009, and may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
The FDIC Has Proposed A Rule That Would Require Us To Prepay Insurance Premiums
On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 30, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $36.3 million. We expect that we will be able to make the prepayment from available cash on hand.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during quarter ended September 30, 2009 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
July 1, 2009 through July 31, 2009	155,000	$9.61	155,000	2,971,936
August 1, 2009 through August 31, 2009	43,500	9.43	43,500	2,928,436
September 1, 2009 through September 30, 2009	0	0.00	—	2,928,436

Total	198,500	$9.57	198,500

(1)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 2,928,436 shares yet to be purchased as of September 30, 2009.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders (the “Meeting”) of the Company was held on October 27, 2009. There were 114,493,520 shares of Common Stock of the Company entitled to vote at the Meeting. Investors Bancorp, MHC voted its shares in favor of all proposals. There were present at the meeting or by proxy the holders of 108,819,813 shares of Common Stock representing 95.0% of the total eligible votes to be cast. Proposal 1 was to elect three directors of the Company. Proposal 2 was to ratify the appointment of the independent registered public accountants for the fiscal year ending June 30, 2009. The result of the voting at the Meeting is as follows:
Proposal 1: The election of three directors for terms of three years each.

Patrick J. Grant	For: 107,703,571	Withheld: 1,116,242
Kevin Cummings	For: 107,775,114	Withheld: 1,044,669
Joseph H. Shepard	For: 107,704,289	Withheld: 1,115,524
Proposal 2: Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ended June 30, 2009.

For:	108,134,366
Against:	620,026
Abstain:	65,421
Item 5. Other Information
Not applicable
Item 6. Exhibits
The following exhibits are filed as part of this report:

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

Investors Bancorp, Inc.
Dated: November 9, 2009	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2009	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)