Form 10-K
period 2009-12-31
Investors Bancorp Inc
filed 2010-03-01
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Six Months Ended December 31, 2009
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2009 to December 31, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 22, 2010, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 114,408,388 shares outstanding, of which 64,844,373 shares, or 56.68%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the NASDAQ Global Select Market, was approximately $458.6 million.
DOCUMENTS INCORPORATED BY REFERENCE
     1. Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

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
     On October 16, 2009, the Company completed the acquisition of six New Jersey bank branches and approximately $227.0 million of deposits from Banco Popular North America. The Company did not purchase any loans as part of the transaction. The transaction generated approximately $4.9 million in goodwill.
     On May 31, 2009, the Company completed the acquisition of American Bancorp of New Jersey, Inc. (“American Bancorp”), the holding company of American Bank of New Jersey (“American Bank”), a federal savings bank with approximately $680.0 million in assets and five full-service branches in northern New Jersey. The acquisition was accounted for under the purchase method of accounting as prescribed by Accounting Standard Codification (“ASC”) 805, “Business Combinations,” as amended. Accordingly, American Bancorp’s results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill. The purchase price of $98.2 million was paid through a combination of the Company’s common stock (6,503,897 shares) and cash of $47.5 million. The transaction generated approximately $17.6 million in goodwill and $3.9 million in core deposit intangibles subject to amortization beginning June 1, 2009. American Bank was merged into the Bank as of the acquisition date.
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

Investors Savings Bank
General
     Investors Savings Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank. We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey, and 65 branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey. The telephone number at our main office is (973) 924-5100. At December 31, 2009, our assets totaled $8.36 billion and our deposits totaled $5.84 billion.
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
     Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense and income tax expense. Non-interest income includes fees and service charges; income from bank owned life insurance, or BOLI; net gain on sales of mortgage loans; net loss on securities; and other income. Non-interest expense consists of compensation and benefits expense; advertising and promotional expense; office occupancy and equipment expense; federal deposit insurance premiums; stationary, printing, supplies and telephone expense; professional fees; data processing fees; and other operating expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.
Market Area
     We are headquartered in Short Hills, New Jersey, and our primary deposit gathering area is concentrated in the communities surrounding our headquarters and our 65 branch offices located in the communities of Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey. Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base as is typical for counties surrounding the New York metropolitan area. As one of the wealthiest states in the nation, New Jersey, with a population of 8.8 million, is considered one of the most attractive banking markets in the United States. The December 2009 unemployment rate for New Jersey of 9.8% was slightly lower than the national rate of 10.0%.
     Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2014. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties are some of the most densely populated in the state. All of the counties we serve have a strong mature market with median household incomes greater than $56,000. The household incomes in the counties we serve are all expected to increase in a range from 5.1% to 11.6% through 2014.
Competition
     We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2009, the latest date for which statistics are available, our market share of deposits was 2.4% of total deposits in the State of New Jersey.

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
Lending Activities
     Our principal lending activity continues to be the origination and purchase of mortgage loans collateralized by residential real estate. Residential mortgage loans represented $4.77 billion, or 71.76% of our total loans at December 31, 2009. At December 31, 2009, commercial real estate totaled $730.0 million, or 10.97% of our total loan portfolio, multi-family loans totaled $612.7 million, or 9.21% of our total loan portfolio and construction loans totaled $334.5 million, or 5.03% of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At December 31, 2009, consumer loans totaled $178.2 million or 2.68% of our total loan portfolio. In 2008, we began to offer commercial and industrial (“C&I”) loans which totaled $23.2 million at December 31, 2009.

     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	December 31,		At June 30,
	2009		2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans:
One- to four-family	$4,756,042	71.50%	$4,690,335	76.00%	$3,989,334	85.54%	$3,159,484	87.51%	$2,669,726	89.49%	$1,874,952	92.80%
FHA	17,514	0.26	18,564	0.30	20,229	0.43	22,624	0.63	24,928	0.84	34,008	1.68

Total residential mortgage loans	4,773,556	71.76	4,708,899	76.30	4,009,563	85.97	3,182,108	88.14	2,694,654	90.33	1,908,960	94.48

Multi-family	612,743	9.21	482,783	7.82	82,711	1.77	40,066	1.11	10,936	0.37	10,876	0.54
Commercial	730,012	10.97	433,204	7.02	142,396	3.06	69,282	1.92	68,087	2.28	8,395	0.41
Construction loans	334,480	5.03	346,967	5.62	260,177	5.58	153,420	4.25	66,209	2.22	7,065	0.35
Commercial and industrial loans	23,159	0.35	15,665	0.25	47	0.00	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	104,864	1.58	119,193	1.93	139,587	2.99	139,524	3.86	113,572	3.80	45,591	2.26
Home equity credit lines	70,341	1.06	61,664	1.00	27,270	0.59	23,927	0.66	28,063	0.94	38,349	1.90
Other	2,972	0.04	3,341	0.06	1,962	0.04	1,993	0.06	1,721	0.06	1,335	0.06

Total consumer and other loans	178,177	2.68	184,198	2.99	168,819	3.62	165,444	4.58	143,356	4.80	85,275	4.22

Total loans	$6,652,127	100.00%	$6,171,716	100.00%	$4,663,713	100.00%	$3,610,320	100.00%	$2,983,242	100.00%	$2,020,571	100.00%

Premiums on purchased loans, net	22,958		21,313		22,622		23,587		20,327		14,113
Deferred loan fees, net	(4,574)		(3,252)		(2,620)		(1,958)		(1,765)		(916)
Allowance for loan losses	(55,052)		(46,608)		(13,565)		(6,951)		(6,369)		(5,723)

Net loans	$6,615,459		$6,143,169		$4,670,150		$3,624,998		$2,995,435		$2,028,045

     Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Overdraft loans are reported as being due in one year or less.

	At December 31, 2009
					Commercial
					and	Consumer
	Residential			Construction	Industrial	and Other
	Mortgage	Multi-Family	Commercial	Loans	loans	Loans	Total
			(In thousands)
Amounts Due:
One year or less	$740	731	4,316	257,270	16,740	1,186	280,983
After one year:
One to three years	1,487	12,641	9,397	47,655	1,207	3,169	75,556
Three to five years	21,545	158,789	229,705	5,481	2,809	6,267	424,596
Five to ten years	184,434	372,404	430,713	17,004	1,025	36,001	1,041,581
Ten to twenty years	573,722	59,038	41,716	5,470	1,378	77,478	758,802

Over twenty years	3,991,628	9,140	14,165	1,600	—	54,076	4,070,609

Total due after one year	4,772,816	612,012	725,696	77,210	6,419	176,991	6,371,144

Total loans	$4,773,556	612,743	730,012	334,480	23,159	178,177	6,652,127

Premiums on purchased loans, net							22,958
Deferred loan fees, net							(4,574)
Allowance for loan losses							(55,052)

Net loans							$6,615,459

     The following table sets forth fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
		(In thousands)
Residential mortgage loans	2,681,257	2,091,559	4,772,816
Multi-family	252,060	359,952	612,012
Commercial	559,696	166,000	725,696
Construction loans	13,576	63,634	77,210
Commercial and industrial	6,160	259	6,419
Consumer and other loans:
Home equity loans	104,458	—	104,458
Home equity credit lines	—	69,574	69,574
Other	2,959	—	2,959

Total consumer and other loans	107,417	69,574	176,991

Total loans	$3,620,166	$2,750,978	$6,371,144

     Residential Mortgage Loans. Currently, our primary lending activity is originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At December 31, 2009, $4.77 billion, or 71.76%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, ISB Mortgage Company LLC (“ISB Mortgage”), for our loan portfolio and for sale to third parties. Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $750,000. Loans over $750,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95% or 97% for programs to low or moderate-income borrowers. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At December 31, 2009, we held $2.68 billion in fixed-rate residential mortgage loans which represented 56.2% of our residential mortgage loan portfolio.
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
     Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At December 31, 2009, we held $2.09 billion of adjustable-rate residential mortgage loans, of which $560.7 million were interest-only one-to four-family mortgages. Adjustable-rate residential mortgage loans represented 43.8% of our residential mortgage loan portfolio.
     To provide financing for low-and moderate-income home buyers, we also offer various loan programs some of which include down payment assistance for home purchases. Through these programs, qualified individuals receive a reduced rate of interest on most of our loan programs and have their application fee refunded at closing, as well as other incentives if certain conditions are met. In addition, if private mortgage insurance is required, a lower percentage of coverage is obtained, which will help lower their monthly carrying cost.

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
     Multi-family and Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we offer mortgages on multi-family and commercial real estate properties. At December 31, 2009, $612.7 million, or 9.21%, of our total loan portfolio was multi-family and $730.0 million or 10.97% of our total loan portfolio was commercial real estate loans. Our policy generally has been to originate multi-family and commercial real estate loans in New Jersey and surrounding states. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans and 75% for multi-family loans. At December 31, 2009, our largest commercial real estate loan was $30.0 million and is on a fully leased industrial warehouse and distribution center. Our largest multi-family loan was $29.0 million and is on a thirteen story apartment building with 193 apartments and 19 commercial rental units in New Jersey.
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
     Construction Loans. In April 2005, we began to offer loans directly to builders and developers on income properties and residential for-sale housing units. At December 31, 2009, we held $334.5 million in construction loans representing 5.03% of our total loan portfolio. Construction loans are originated through our commercial lending department. If the loan applicant meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. Primarily we offer adjustable-rate residential construction loans which can be structured with an option for permanent mortgage financing once the construction is completed. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.
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
     At December 31, 2009, the Bank’s largest construction loan was a $19.1 million note on a town home project in New Jersey. The loan had an outstanding balance at December 31, 2009 of $13.7 million and was performing in accordance with contractual terms.

     Commercial and Industrial Loans. In May 2008 we began offering commercial and industrial loans. These loans include term loans, lines of credit and owner occupied commercial real estate loans. These loans are generally secured by real estate or business assets and include personal guarantees. The loan to value limit is 75% and businesses will typically have at least a 2 year history. At December 31, 2009, $23.2 million, or 0.35%, of our loan portfolio consisted of these types of loans.
     Consumer Loans. We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences located in New Jersey. At December 31, 2009, consumer loans totaled $178.2 million or 2.68% of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.
     Loan Originations, Purchases, Sales and Servicing of Loans. Residential mortgage loans are originated through our mortgage subsidiary, ISB Mortgage. During the six month period ended December 31, 2009 we originated $359.1 million in residential mortgage loans to be held in our portfolio. We also originate multi-family, commercial real estate construction and C&I loans. During the six month period ended December 31, 2009, we originated $301.6 million in commercial real estate loans, $148.4 million in multi-family, $56.3 million in construction loans, $14.6 million in C&I loans, and $34.3 million in consumer and other loans. As part of our strategic plan to increase our loan portfolio, we retain most of the loans we originate, although ISB Mortgage also sells loans without recourse in the secondary market when the loans it originates do not meet the criteria of our lending policies or for other reasons. During fiscal 2008 we began to retain a portion of the servicing rights pertaining to loans sold in the secondary market. If we are successful in continuing to increase the size of our loan portfolio, we may consider selling more of our residential loan originations in the future. We originate both adjustable-rate and fixed-rate loans and our ability to originate and purchase adjustable-rate or fixed-rate loans depends on customer demand for such loans, which is affected by, among other factors, the current and expected future levels of market interest rates.
     We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. During the six month period ended December 31, 2009, we purchased $428.6 million of loans from these correspondent entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors. During the six month period ended December 31, 2009, we purchased $23.7 million of loans on a bulk purchase basis.
     In addition, during the six month period ended December 31, 2009, we originated $288.6 million of residential loans to be held-for-sale. During the six month period ended December 31, 2009, we sold $323.3 million of loans from our held-for-sale portfolio, resulting in a $2.6 million gain on sale.
     The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	At December 31,		At June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
Loan originations and purchases:
Loan originations:
Residential mortgage loans:
One- to four-family	$359,118	$217,618	$407,381	$284,386	$159,100
FHA	—	244	244	483	—

Total residential mortgage loans	359,118	217,862	407,625	284,869	159,100
Multi-family	148,386	46,519	145,521	139,995	36,862
Commercial	301,603	87,059	221,964	—	—
Construction loans	56,275	89,564	127,631	174,110	116,250
Commercial and industrial	14,637	—	9,961	—	—
Consumer and other loans:
Home equity loans	6,251	9,872	14,562	34,039	49,214
Home equity credit lines	26,018	12,144	32,190	21,759	18,442
Other	2,012	1,861	3,698	2,749	2,852

Total consumer and other loans	34,281	23,877	50,450	58,547	70,508

Total loan originations	914,300	464,879	963,152	657,521	382,720

Loan purchases:
Residential mortgage loans:
One- to four-family	452,295	720,922	1,063,616	995,753	665,166
FHA	—	274	274	567	—
Multi-family	—	100,914	200,914	—	—

Total loan purchases	452,295	822,110	1,264,804	996,320	665,166

Loan principal repayments	(882,200)	(324,721)	(1,190,114)	(599,547)	(415,886)

Other items, net(1)	(12,105)	(14,232)	(35,598)	(9,142)	(2,436)
Net loans acquired in acquisition	—	—	470,775	—	—

Net increase in loan portfolio	$472,290	$948,036	$1,473,019	$1,045,152	$629,564

(1)	Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs and discounts and premiums.
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

     All commercial real estate, multi-family and construction loans in an amount up to $1,000,000 may be approved by the Chief Lending Officer except for loans for which he is the originating loan officer. These loans will require approval of the Chief Executive Officer, Chief Operating Officer or Chief Financial Officer. All commercial real estate loan requests in excess of $1,000,000 must be approved by the Commercial Real Estate Loan Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer and an authorized manager of Loan Originations and Loan Servicing and the Executive Vice President of Retail Administration.
     All business loans in an amount up to $1,000,000 may be approved by the Manager of the Business Lending Department and the Chief Lending Officer. All loans in excess of $1,000,000 may be approved by the Manager of the Business Lending Department, the Chief Lending Officer and either the Chief Executive Officer or Chief Operating Officer of the Bank. All commercial real estate loans in excess of $2,000,000 require Commercial Loan Committee approval.
     Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2009, the regulatory lending limit was $113.5 million. The Bank’s internal policy limit is $50.0 million, with the option to exceed that limit with the Board of Directors’ approval, on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2009, the Bank’s largest relationship with an individual borrower and its related entities was $58.0 million, consisting of three commercial real estate loans on properties located in the State of New Jersey. This relationship was approved by the Board of Directors and was performing in accordance with its terms and conditions as of December 31, 2009.
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
     Collection Procedures. We send system-generated reminder notices to start collection efforts when a loan becomes fifteen days past due. Subsequent late charge and delinquency notices are sent and the account is monitored on a regular basis thereafter. Direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. We provide the Board of Directors with a summary report of loans 30 days or more past due on a monthly basis. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are 90 days delinquent, but may be placed on non-accrual status earlier if the timely collection of principal and/or income is doubtful. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and additional income is recognized in the period collected unless the ultimate collection of principal is considered doubtful. If our effort to cure the delinquency fails and a repayment plan is not in place, the file is referred to counsel for commencement of foreclosure or other collection efforts. We also own loans serviced by other entities and we monitor delinquencies on such loans using reports the servicers send to us. When we receive these past due reports, we review the data and contact the servicer to discuss the specific loans and the status of the collection process. We add the information from the servicer’s delinquent loan reports to our own delinquent reports and provide a full summary report monthly to our Board of Directors.
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

     Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2009
Residential mortgage loans:
One- to four-family	47	$13,273	143	$47,582	190	$60,855
FHA	4	384	19	2,507	23	2,891

Total residential mortgage loans	51	13,657	162	50,089	213	63,746
Multi-family	—	—	4	553	4	553
Commercial	—		10	3,417	10	3,417
Construction loans	4	30,556	20	41,968	24	72,524
Commercial and industrial	3	734	—	—	3	734
Consumer and other loans:
Home equity loans	—	—	4	81	4	81
Home equity credit lines	5	191	11	1,074	16	1,265
Other	7	7	8	11	15	18

Total consumer and other loans	12	198	23	1,166	35	1,364

Total	70	$45,145	219	$97,193	289	$142,338

At June 30, 2009
Residential mortgage loans:
One- to four-family	30	$8,165	82	$27,837	112	$36,002
FHA	6	721	15	1,904	21	2,625

Total residential mortgage loans	36	8,886	97	29,741	133	38,627
Multi-family	1	181	6	20,074	7	20,255
Commercial	3	784	6	2,820	9	3,604
Construction loans	3	11,263	17	58,550	20	69,813
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	1	2	2	60	3	62
Home equity credit lines	4	659	3	150	7	809
Other	4	4	10	15	14	19

Total consumer and other loans	9	665	15	225	24	890

Total	52	$21,779	141	$111,410	193	$133,189

At June 30, 2008
Residential mortgage loans:
One- to four-family	8	$1,608	18	$5,060	26	$6,668
FHA	1	66	15	1,631	16	1,697

Total residential mortgage loans	9	1,674	33	6,691	42	8,365
Multi-family and commercial	—	—	4	1,600	4	1,600
Construction loans	1	10,960	—	—	1	10,960
Consumer and other loans:
Home equity loans	—	—	3	88	3	88
Home equity credit lines	—	—	1	30	1	30
Other	2	2	2	2	4	4

Total consumer and other loans	2	2	6	120	8	122

Total	12	$12,636	43	$8,411	55	$21,047

At June 30, 2007
Residential mortgage loans:
One- to four-family	7	$628	12	$2,220	19	$2,848
FHA	2	263	14	1,300	16	1,563

Total residential mortgage loans	9	891	26	3,520	35	4,411
Multi-family and commercial	1	579	3	452	4	1,031
Construction loans	—	—	1	1,146	1	1,146
Consumer and other loans:
Home equity loans	1	7	1	28	2	35
Home equity credit lines	3	88	—	—	3	88
Other	1	1	4	3	5	4

Total consumer and other loans	5	96	5	31	10	127

Total	15	$1,566	35	$5,149	50	$6,715

     Non-Performing Assets. Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. We did not have any mortgage loans delinquent 90 days or more and still accruing interest or REO at December 31, 2009. At December 31, 2009, the Company moved an $11.5 million construction loan that was 60 days delinquent to non-performing status. Non-performing loans decreased $1.5 million to $120.2 million at December 31, 2009, from $121.7 million at June 30, 2009. The decrease in non-performing loans was attributed to the sale of a previously disclosed $19.4 million multi-family loan for $1.8 million gain and $15.0 million in loan charge-offs. Although we have resolved a number of non-performing loans, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact our non-performing loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the sharp downturn in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-performing loans to total loans decreased to 1.81% at December 31, 2009, from 1.97% at June 30, 2009. Our ratio of non-performing assets to total assets decreased to 1.44% at December 31, 2009, from 1.50% at June 30, 2009. The allowance for loan losses as a percentage of total non-performing loans increased to 45.80% at December 31, 2009, from 38.30% at June 30, 2009. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 6, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”
     The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date, we had no troubled debt restructurings (such as loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	December 31,	June 30,
	2009(1)	2009(2)	2008(3)	2007	2006	2005
			(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One- to four-family	$47,582	$27,837	$5,060	$2,220	$1,346	$3,237
FHA	2,507	1,904	1,631	1,300	1,440	3,825

Total residential mortgage loans	50,089	29,741	6,691	3,520	2,786	7,062
Multi-family and commercial	3,970	22,894	1,600	452	477	608
Construction loans	64,968	68,826	10,960	1,146	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	81	60	88	28	6	193
Home equity credit lines	1,074	150	30	—	30	—
Other	11	15	2	3	—	2

Total consumer and other loans	1,166	225	120	31	36	195

Total	120,193	121,686	19,371	5,149	3,299	7,865

Total non-performing loans	120,193	121,686	19,371	5,149	3,299	7,865
Real estate owned	—	—	—	—	—	—

Total non-performing assets	$120,193	$121,686	$19,371	$5,149	$3,299	$7,865

Total non-performing loans to total loans	1.81%	1.97%	0.42%	0.14%	0.11%	0.39%

Total non-performing loans to total assets	1.44%	1.50%	0.30%	0.09%	0.06%	0.15%

Total non-performing assets to total assets	1.44%	1.50%	0.30%	0.09%	0.06%	0.15%

(1)	An $11.5 million construction loan that is 60-89 days delinquent at December 31, 2009 is classified as non-performing.

(2)	Two construction loans totaling $10.3 million are 60-89 days delinquent at June 30, 2009 are classified as non-performing.

(3)	An $11.0 million construction loan that is 60-89 days delinquent at June 30, 2008 is classified as non-performing.
     For the six month period ended December 31, 2009, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $2.3 million.
     Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2009, June 30, 2009 and 2008, we held no real estate owned.

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
     Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Loans we individually classify as impaired include commercial real estate, multi-family or construction loans with an outstanding balance greater than $3.0 million and on non-accrual status. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. A valuation allowance is established when it is determined there is a shortfall. At December 31, 2009, loans meeting the Company’s definition of an impaired loan totaled $48.4 million. The allowance for loan losses related to loans classified as impaired at December 31, 2009, amounted to $8.9 million. Interest income received during the six month period ended December 31, 2009 on loans classified as impaired was $680,000. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 7, “Financial Statements and Supplementary Data.”
Allowance for Loan Losses
     Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2009 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
     Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Six months Ended December 31,		At or for the Years Ended June 30,
	2009	2008	2009	2008	2007	2006	2005
		(Unaudited)
			(Dollars in thousands)
Allowance balance (beginning of period)	$46,608	$13,565	$13,565	$6,951	$6,369	$5,723	$5,218
Provision for loan losses	23,425	13,000	29,025	6,646	729	600	604
Charge-offs:
Residential mortgage loans One- to four-family	1,587	13	—	18	—	—	3
FHA	4	—	14	—	141	143	108

Total residential mortgage loans	1,591	13	14	18	141	143	111
Multi-family and commercial loans	—	—	—	—	—	—	—
Construction loans	13,411	—	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—	—	—
Consumer and other loans	23	3	11	15	10	10	14

Total charge-offs	15,025	16	25	33	151	153	125

Recoveries:
Residential mortgage loans
One- to four-family	—	—	—	—	—	—	25
FHA	44	—	—	—	—	196	—

Total residential mortgage loans	44	—	—	—	—	196	25
Multi-family and commercial loans	—	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—	—	—
Consumer and other loans	—	—	—	1	4	3	1

Total recoveries	44	—	—	1	4	199	26

Net (charge-offs) recoveries	(14,981)	(16)	(25)	(32)	(147)	46	(99)
Allowance acquired in acquisition	—	—	4,043	—	—	—	—

Allowance balance (end of period)	$55,052	$26,549	$46,608	$13,565	$6,951	$6,369	$5,723

Total loans outstanding	$6,652,127	$5,623,563	$6,171,716	$4,663,713	$3,610,320	$2,983,242	$2,020,571
Average loans outstanding	6,370,350	5,241,754	5,482,009	4,043,398	3,305,807	2,462,270	1,533,741
Allowance for loan losses as a percent of total loans outstanding	0.83%	0.47%	0.76%	0.29%	0.19%	0.21%	0.28%
Net loans charged off as a percent of average loans outstanding	0.24%	—%	—%	—%	—%	—%	0.01%
Allowance for loan losses to non-performing loans	45.80%	55.53%	38.30%	70.03%	135.00%	193.06%	72.77%

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

	December 31,		June 30,
	2009		2009		2008
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$13,741	$71.76%	$10,841	76.30%	$4,585	85.97%
Multi-family	3,227	9.21%	1,518	7.82%	223	1.77%
Commercial	10,208	10.97%	6,223	7.02%	1,454	3.06%
Construction loans	25,194	5.03%	23,437	5.62%	4,836	5.58%
Commercial and industrial	558	0.35%	351	0.25%	—	—%
Consumer and other loans	510	2.68%	459	2.99%	254	3.62%
Unallocated	1,614		3,779		2,213

Total allowance	$55,052	100.00%	$46,608	100.00%	$13,565	100.00%

	June 30,
	2007		2006		2005
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$3,444	88.14%	$2,910	90.33%	$4,249	94.48%
Multi-family and commercial	956	3.03%	1,591	2.65%	712	0.95%
Construction loans	1,896	4.25%	820	2.22%	28	0.35%
Consumer and other loans	247	4.58%	354	4.80%	248	4.22%
Unallocated	408		694		486

Total allowance	$6,951	100.00%	$6,369	100.00%	$5,723	100.00%

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
     While we currently continue to de-emphasize securities and emphasize loans as assets, securities still represent a significant asset class on our balance sheet. At December 31, 2009, our securities portfolio totaled $1.19 billion representing 14.2% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2009, $717.4 million of our securities were classified as held-to-maturity and reported at amortized cost and $471.2 million were classified as available-for-sale and reported at fair value.
     Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2009, agency-issued mortgage-backed securities including CMOs, totaled $981.9 million, or 82.6%, of our total securities portfolio.
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

     Our mortgage-backed securities portfolio had a weighted average yield of 4.38% at December 31, 2009. The estimated fair value of our mortgage-backed securities at December 31, 2009 was $1.13 billion, which is $19.4 million greater than the amortized cost of $1.11 billion.
     We also invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. At December 31, 2009, a significant portion of our non-agency portfolio is comprised of 28 securities issued by private mortgage originators that had an amortized cost of $135.2 million and a fair value of $130.1 million. These securities were originated in the period 2002-2004 and are performing largely in accordance with contractual terms. During the year, three securities with an aggregate amortized cost of $17.2 million were downgraded by credit rating agencies to Aa, A and Ba. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether an other-than-temporary impairment, or OTTI, existed as of December 31, 2009. Under certain stress scenarios estimated future losses may arise. Management determined that one non-agency mortgage-backed security, which was classified as available for sale and had a rating of Ba, with an amortized cost of $6.9 million and an estimated fair value of $5.8 million at December 31, 2009 had expected cash flows such that it is “probable” that the full amortized cost will not be received and as such a credit-related OTTI charge of $91,000 was recorded at December 31, 2009.
     Corporate and Other Debt Securities. At December 31, 2009, our corporate and other debt securities portfolio consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks (80.6%) and to a lesser extent insurance companies (17.5%) and real estate investment trusts (1.9%). The interest rates on these securities reset quarterly in relation to the 3 month Libor rate. These securities have been classified in the held to maturity portfolio since their purchase and the Company has the ability and intent to hold these securities until maturity.
     At June 30, 2008, this portfolio contained 3 securities with an amortized cost of $13.1 million which had an investment grade rating of AAA and 30 securities with an amortized cost of $165.6 million with an investment grade rating of A. Over the past eighteen months, the market for CDOs became increasingly illiquid due to negative perceptions about the health of the financial sector in general, and more specifically the financial stability of the underlying issuers. The combination of the illiquidity, credit downgrades by credit rating agencies and the increase in payment deferrals and defaults by issuers resulted in a continued decline in the fair value of these securities. We perform extensive analysis to determine our risk associated with these securities. These instruments were over collateralized upon origination to absorb a level of possible future defaults over their anticipated lives. Due to the deteriorating economic conditions, the current estimated future deferrals and defaults have increased significantly.
     At December 31, 2008, we recorded a pre-tax $156.7 million other-than-temporary impairment, or OTTI, charge to reduce the carrying amount of our investment bank pooled trust preferred securities to the securities’ market values totaling $20.7 million. The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities at that time and the unlikelihood of any near-term market value recovery. The significant decline in the market value occurred primarily as a result of deteriorating national economic conditions, rapidly increasing amounts of non-accrual and delinquent loans at some of the underlying issuing banks, and credit rating downgrades by Moody’s. In March 2009, Moody’s again downgraded substantially all of the credit ratings of these securities in our portfolio due to the continued credit crisis and weak economic conditions, as well as the sharp increase in the number of interest payment deferrals and defaults over the past year which are expected to continue to rise, resulting in only 2 securities maintaining investment grade (Baa and higher). Of the remaining securities, the majority are credit rated Ca which Moody’s defines as “highly speculative and are likely in, or very near, default, with some prospect of recovery of principal and interest.” Currently there are 42 issuers which have been taken into receivership by the FDIC, 10 issuers in default and 154 issuers deferring payments within the CDOs we own, which in the aggregate represent 28.8% of the collateral for these instruments.
     The Company adopted ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments — Debt and Equity Securities,” on April 1, 2009. Under this guidance, the difference between the present value of the cash flows expected to be collected and the amortized cost basis is deemed to be the credit loss. The present value of the expected cash flows is calculated based on the contractual terms of each security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. The guidance also required management to determine the amount of any previously recorded OTTI charges on the TruPS that were related to credit and all other non-credit factors. In accordance with ASC 320, management considered the deteriorating financial condition of the U.S. banking sector, the credit rating downgrades, the accelerating pace of banks deferring or defaulting on their trust preferred debt, and the increasing amounts of non-accrual and delinquent loans at the underlying issuing banks. The aforementioned analysis was incorporated into the present value of the cash flows expected to be collected for each of these securities and management determined that $35.6 million of the previously recorded pre-tax OTTI charge was due to other non-credit factors and, in accordance with ASC 320, the Company recognized a cumulative effect of initially applying ASC 320 as a $21.1 million after-tax adjustment to retained earnings with a corresponding adjustment to AOCI. At June 30, 2009, the Company recorded an additional $1.3 million pre-tax credit related OTTI charge on these securities.
     For December 31, 2009, we engaged an independent valuation firm to value our TruPS portfolio and prepare our OTTI analysis. The valuation firm assisted us in evaluating the credit and performance for each remaining issuer to derive probabilities and assumptions for default, recovery and prepayment/amortization for the expected cashflows for each security. At December 31, 2009, management deemed that there was no deterioration in projected discounted cashflows since the prior period for each of its TruPS and did not recognize an OTTI charge for the six months ended December 31, 2009. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity. At December 31, 2009, the corporate and other debt portfolio totaled $21.4 million and had a fair value of $37.8 million.
     We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. The Company will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.
     Government Sponsored Enterprises. At December 31, 2009, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $40.3 million representing 3.4% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio, we hold for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.
     Marketable Equity Securities. At December 31, 2009, we had $2.1 million in equity securities representing 0.2% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

     Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,		At June 30,
	2009		2009		2008		2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$1,832	$2,053	$1,583	$1,598	$6,655	$6,514	$6,205	$5,969
GSE debt securities	25,013	25,039	30,051	30,079	—	—	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	206,877	209,522	151,450	152,718	51,256	51,197	68,635	67,223
Federal National Mortgage Association	158,678	160,427	94,967	96,617	49,393	49,364	70,059	68,856
Government National Mortgage Association	10,504	10,450	275	300	—	—	—	—
Non-agency securities	67,290	63,752	80,523	73,704	101,555	95,957	119,598	115,891

Total mortgage-backed securities available for sale	443,349	444,151	327,215	323,339	202,204	196,518	258,292	251,970

Total securities available-for-sale	$470,194	$471,243	$358,849	$355,016	$208,859	$203,032	$264,497	$257,939

Held-to-maturity:
Debt securities:
Government Sponsored Enterprises	$15,226	$15,956	$18,238	$19,161	$46,703	$47,052	$131,900	$127,370
Municipal bonds	10,259	10,451	10,420	10,624	10,574	10,773	14,048	14,236
Corporate and other debt securities	21,411	37,809	20,727	20,129	178,669	135,527	166,074	165,897

	46,896	64,216	49,385	49,914	235,946	193,352	312,022	307,503

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	358,998	369,404	429,969	440,088	551,708	544,834	684,839	660,478
Government National Mortgage Association	3,880	4,157	4,269	4,617	5,052	5,322	6,061	6,235
Federal National Mortgage Association	236,109	245,353	278,272	286,820	354,493	351,003	444,689	430,723
Federal housing authorities	2,549	2,780	2,654	2,908	2,849	3,077	3,027	3,251
Non-agency securities	69,009	67,495	81,494	76,955	105,006	100,465	128,284	123,686

Total mortgage-backed securities held-to-maturity	670,545	689,189	796,658	811,388	1,019,108	1,004,701	1,266,900	1,224,373

Total securities held-to-maturity	$717,441	$753,405	$846,043	$861,302	$1,255,054	$1,198,053	$1,578,922	$1,531,876

Total securities	$1,187,635	$1,224,648	$1,204,892	$1,216,318	$1,463,913	$1,401,085	$1,843,419	$1,789,815

At December 31, 2009, we had no investment that had an aggregate book value in excess of 10% of our equity.

     Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$1,832	—%	$1,832	$2,053	—%
GSE debt securities	25,013	0.89%	—	—%	—	—%	—	—%	25,013	25,039	—%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	4,510	4.01%	38,461	4.01%	163,906	4.79%	206,877	209,522	4.63%
Government National Mortgage Association	—	—%	15,031	4.04%	65,906	4.00%	77,741	4.45%	158,678	160,427	4.23%
Federal National Mortgage Association	—	—%	—	—%	—	—%	10,504	4.01%	10,504	10,450	4.01%
Non-agency securities	—	—%	89	0.41%	50,320	4.59%	16,881	4.07%	67,290	63,752	4.45%

Total mortgage-backed securities	$—	—%	19,630	4.02%	154,687	4.19%	269,032	4.46%	443,349	444,151	4.44%

Total securities available-for- sale	$25,013	0.89%	$19,630	4.02%	$154,687	4.19%	$270,864	4.43%	$470,194	$471,243	4.19%

Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—%	$15,000	4.50%	$226	1.25%	$—	—%	$15,226	$15,956	4.45%
Municipal bonds	—	—%	5,109	6.80%	20	7.17%	5,130	9.08%	10,259	10,451	7.94%
Corporate and other debt securities	—	—%	—	—%	—	—%	21,411	1.81%	21,411	37,809	1.81%

	—	—%	20,109	5.08%	246	1.73%	26,541	3.22%	46,896	64,216	4.01%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	4,803	3.65%	12,511	4.05%	188,328	4.22%	153,356	4.07%	358,998	369,404	4.00%
Government National Mortgage Association	—	—%	1	12.00%	2	10.00%	3,877	7.24%	3,880	4,157	7.24%
Federal National Mortgage Association	1,259	4.25%	112	7.50%	116,268	4.65%	118,470	4.67%	236,109	245,353	4.64%
Federal and state housing authorities	—	—%	1,572	8.88%	977	8.90%	—	—%	2,549	2,780	8.88%
Non-agency securities	—		—		64,849	4.88%	4,160	2.91%	69,009	67,495	4.76%

Total mortgage-backed securities	6,062	3.78%	14,196	4.61%	370,424	4.48%	279,863	4.35%	670,545	689,189	4.34%

Total securities held-to-maturity	$6,062	3.78%	$34,305	4.89%	$370,670	4.48%	$306,404	4.25%	$717,441	$753,405	4.31%

Sources of Funds
     General. Deposits, primarily certificates of deposit, have traditionally been the primary source of funds used for our lending and investment activities. In addition, we use a significant amount of borrowings, primarily reverse repurchase agreements from the Federal Home Loan Bank (“FHLB”) and various brokers; to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, brokered certificates of deposit, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
     Deposits. At December 31, 2009, we held $5.84 billion in total deposits, representing 77.8% of our total liabilities. In prior years we emphasized a more wholesale strategy for generating funds, in particular, by offering high cost certificates of deposit. At December 31, 2009, $3.29 billion, or 56.4%, of our total deposit balances were certificates of deposit. We had no brokered deposits at December 31, 2009. We continue to change the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits. The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At December 31, 2009, we held $2.55 billion in core deposits, representing 43.6% of total deposits. This is an increase of $347.8 million, or 15.8%, when compared to June 30, 2009, when our core deposits were $2.20 billion. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products. We attempt to generate our deposits from a diverse client group within our primary market area. We are focusing on attracting the deposits from municipalities and C&I businesses which operate in our marketplace.
     We have a suite of commercial deposit products, designed to appeal to small business owners and non-profit organizations. The interest rates we pay, our maturity terms, service fees and withdrawal penalties are all reviewed on a periodic basis. Deposit rates and terms are based primarily on our current operating strategies, market rates, liquidity requirements, rates paid by competitors and growth goals. We also rely on personalized customer service, long-standing relationships with customers and an active marketing program to attract and retain deposits.
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
     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,			At June 30,
	2009			2009
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Savings	$877,421	15.02%	1.64%	$779,678	14.16%	1.99%
Checking accounts	927,675	15.88	0.81	898,816	16.33	0.84
Money market deposits	742,618	12.72	1.26	521,425	9.47	1.76

Total transaction accounts	2,547,714	43.62	1.21	2,199,919	39.96	1.46
Certificates of deposit	3,292,929	56.38	2.18	3,305,828	60.04	2.80

Total deposits	$5,840,643	100.00%	1.77%	$5,505,747	100.00%	2.27%

	At June 30,
	2008			2007
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)
Savings	$417,196	10.51%	1.96%	$358,866	9.52%	2.13%
Checking	401,100	10.10	1.28	406,231	10.78	2.30
Money market deposits	229,018	5.77	2.06	182,274	4.84	2.37

Total transaction accounts	1,047,314	26.38	1.72	947,371	25.14	2.25
Certificates of deposit	2,922,961	73.62	3.71	2,820,817	74.86	5.03

Total deposits	$3,970,275	100.00%	3.18%	$3,768,188	100.00%	4.33%

     The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,	At June 30,
	2009	2009	2008	2007
	(Dollars in thousands)
Certificates of Deposits
Less than 2%	$1,872,168	$598,759	$45,284	$18,813
2.01% - 3.00%	850,129	1,501,821	566,007	19,910
3.01% - 4.00%	267,519	866,050	1,188,461	441,633
4.01% - 5.00%	268,460	311,509	769,010	1,070,531
Over 5.00%	34,653	27,689	354,199	1,269,930

Total	$3,292,929	$3,305,828	$2,922,961	$2,820,817

     The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2009.

	Within	Over	Over	Over	Over	Over
	Three	Three to	Six Months to	One Year to	Two Years to	Three
	Months	Six Months	One Year	Two Years	Three Years	Years	Total
	(Dollars in thousands)
Certificates of Deposits
Less than 2%	$379,424	$759,438	$529,760	$199,924	$3,491	$131	$1,872,168
2.01% - 3.00%	181,412	137,958	170,627	311,655	15,153	33,324	850,129
3.01% - 4.00%	83,243	68,681	25,103	24,145	22,859	43,488	267,519
4.01% - 5.00%	15,866	11,216	8,930	65,289	133,149	34,010	268,460
Over 5.00%	116	312	1,815	9,288	13,608	9,514	34,653

Total	$660,061	$977,605	$736,235	$610,301	$188,260	$120,467	$3,292,929

     As of December 31, 2009 the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $1.10 billion. The following table sets forth the maturity of those certificates as of December 31, 2009.

At
December 31, 2009
(In thousands)
Three months or less	$236,416
Over three months through six months	321,219
Over six months through one year	220,468
Over one year	324,131

Total	$1,102,234

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

	At or for the Six Month Period Ended
	December 31,		At or for the Years Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(Dollars in thousands)
Balance at end of period	$850,542	$1,223,569	$870,555	$563,583	$333,710
Average balance during period	819,585	1,280,026	989,855	208,866	196,417
Maximum outstanding at any month end	870,553	1,348,574	1,348,574	563,583	333,710
Weighted average interest rate at end of period	3.79%	2.90%	3.66%	3.50%	5.42%
Average interest rate during period	3.82%	3.05%	3.34%	4.41%	5.46%
     The following table sets forth information concerning balances and interest rate on our securities sold under agreements to repurchase at the dates and for the periods indicated:

	At or for the Six Month Period Ended
	December 31,		At or for the Years Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(Dollars in thousands)
Balance at end of period	$750,000	$910,000	$860,000	$1,000,000	$705,000
Average balance during period	823,620	894,348	902,326	999,663	925,280
Maximum outstanding at any month end	860,000	1,085,000	960,000	1,109,500	1,095,000
Weighted average interest rate at end of period	4.36%	4.31%	4.32%	4.27%	4.78%
Average interest rate during period	4.43%	4.43%	4.38%	4.58%	4.80%
Subsidiary Activities
     Investors Bancorp, Inc. has two direct subsidiaries: ASB Investment Corp and Investors Savings Bank.
     ASB Investment Corp. ASB Investment Corp. is a New Jersey corporation, which was organized in June 2003 for the purpose of selling insurance and investment products, including annuities, to customers and the general public through a third party networking arrangement. This subsidiary was obtained in the acquisition of American Bancorp in May 2009. There has been very little activity at this subsidiary and sales are currently limited to the sale of fixed rate annuities.
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
     ISB Holdings, Inc. ISB Holdings, Inc. is a New Jersey corporation, which is the 100% owner of ISB Asset Corporation.
     American Savings Investment Corp. American Savings Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. Holding investment securities in this subsidiary reduces our New Jersey state income tax rate. This subsidiary was obtained in the acquisition of American Bancorp in May 2009.

     Investors Savings Bank has two additional subsidiaries which are inactive.
Personnel
     As of December 31, 2009, we had 684 full-time employees and 47 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.
SUPERVISION AND REGULATION
General
     Investors Savings Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Investors Savings Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and, as a non-member state chartered savings bank, by the FDIC as the deposit insurer and its primary federal regulator. Investors Savings Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC each conduct periodic examinations to assess Investors Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
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
     Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act and §5200 of the Revised Statutes (the National Bank Act). Investors Savings Bank currently complies with applicable loans-to-one-borrower limitations.
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
     The following table shows Investors Savings Bank’s Total capital, Tier 1 risk-based capital, and Total risk-based capital ratios as of December 31, 2009:

	As of December 31, 2009
		Percent
	Capital	of Assets(1)
	(Dollars in thousands)
Total capital	$749,585	9.0%
Tier 1 risk-based capital	$749,585	14.7%
Total risk-based capital	$804,637	15.8%

(1)	For purposes of calculating Total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.
     As of December 31, 2009, Investors Savings Bank was considered “well capitalized” under FDIC guidelines.
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

     Federal Home Loan Bank System. Investors Savings Bank is a member of the Federal Home Loan Bank system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. The Federal Home Loan Banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective Boards of Directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFA. All long-term advances are required to provide funds for residential home financing. The FHFA has also established standards of community or investment service that members must meet to maintain access to such long-term advances.
     Investors Savings Bank, as a member of the FHLB is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Savings Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Savings Bank. The activity-based stock purchase requirement for Investors Savings Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Savings Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Savings Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2009, the amount of FHLB stock held by us satisfies these requirements.
     Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.
In addition, the FDIC adopted regulations to require a savings bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.
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
     Liquidity. Investors Savings Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations.
     Deposit Insurance. Investors Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at Investors Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Transaction Account Guarantee (TAG) Program under the Temporary Liquidity Guarantee (TLG) Program are fully insured regardless of the dollar amount until June 30, 2010. Investors Savings Bank has opted to participate in the Federal Deposit Insurance Corporation’s TAG Program. The purpose of the TLG is to strengthen confidence and encourage liquidity in the banking system. Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.50% or less and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until June 30, 2010. The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.

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
     On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment of $3.7 million was collected on September 30, 2009.
     On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009. The amount of prepayments paid by the Company amounted to $35.9 million.
     The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $4.7 million for the six month period ended December 31, 2009 and $5.0 million for the year ended June 30, 2009. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.
     There was a One-Time Assessment Credit the FDIC gave to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank received a $2.8 million One-Time Assessment Credit, all of which was used by September 30, 2008.
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
     In addition, in accordance with the Fair Credit Reporting Act, Investors must provide its customers with the ability to “opt-out” of having Investors share their non-public personal information for marketing purposes with an affiliate or subsidiary before they can disclose such information.
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
     Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations to help meet the credit needs of their communities, including low- and moderate-income individuals and neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the CRA. Among other things, the current CRA regulations rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and/or census tracts and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
     An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Investors Savings Bank received an “outstanding” CRA rating in our most recently completed federal examination, which was conducted by the FDIC in June 2008.
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
Federal Reserve System
     The Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2009, Investors Savings Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Savings Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Savings Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.
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
     We originate and purchase interest only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. At December 31, 2009, our residential mortgage loan portfolio included approximately $560.7 million of interest only loans.
Anti-Money Laundering and Customer Identification
     Investors Savings Bank is subject to FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.
     Title III of the USA PATRIOT Act and the related FDIC regulations impose the following requirements with respect to financial institutions:
•	Establishment of anti-money laundering programs

•	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

•	Prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.
     The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. The Bank has adopted policies and procedures to comply with these requirements.
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
Holding Company Regulation
     Federal Regulation. Bank holding companies, like Investors Bancorp, Inc., are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for

Investors Savings Bank. As of December 31, 2009, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.”
     Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. See“— Federal Banking Regulation — Prompt Corrective Action.” If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.
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
     As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2009, our total federal pre-base year reserve was approximately $40.7 million.
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
     Net Operating Loss Carryforwards and Charitable Contribution Carryforward. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. As of December 31, 2009, the Company has a $4.0 million carryback claim and a federal net operating loss carryforward of approximately $12.5 million.
     At December 31, 2009, the Company had approximately $1.0 million in charitable contribution carryforwards which are due to expire in 2010. It is more likely than not that we will be able to use the carryforward before it expires.
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
     At December 31, 2009 and June 30, 2009, the Company had state net operating loss carryforwards of approximately $44.2 million and $98.6 million, respectively. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.
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
     Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2009, the fair value of our total securities portfolio was $1.22 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
     We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2009, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience an 3.1% or $7.7 million decrease in net interest income.
Because We Intend to Continue to Increase Our Commercial Originations, Our Lending Risk Will Increase.
     At December 31, 2009, our portfolio of commercial real estate, multi-family, construction and C&I loans totaled $1.70 billion, or 25.56% of our total loans. We intend to increase our originations of commercial real estate, multi-family construction and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.
The U.S. Economy Is Experiencing An Economic Downturn. A Continuation or Further Deterioration Will Have An Adverse Effect On Our Operations.
     Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total non-performing assets decreased from $121.7 million at June 30, 2009 to $120.2 million at December 31, 2009, and total non-performing loans as a percentage of total assets decreased to 1.44% at December 31, 2009 as compared to 1.50% at June 30, 2009. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.
     In addition, the impact of the continued economic downturn could negatively impact the carrying values of our securities portfolio. At December 31, 2009, our securities portfolio contains approximately $132.8 million in non-agency mortgage backed securities. At December 31, 2009, we recorded an OTTI charge of $91,000 pertaining to this portfolio. Continued economic weakness could result additional other-than-temporary impairment which would have an adverse impact on our financial condition and results of operations.
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.
     On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $3.6 million during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

     The Federal Deposit Insurance Corporation also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We made a payment of $35.9 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded the payment as a prepaid expense, which will be amortized to expense over three years.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
     We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses of $55.1 million was 0.83% of total loans and 45.80% of non-performing loans at December 31, 2009.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     At December 31, 2009, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 65 full-service branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey.
ITEM 3. LEGAL PROCEEDINGS
     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

PART II
ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 19, 2009 was 12,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Select Market.

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
	High	Low	Dividends	High	Low	Dividends
First Quarter	$13.29	$6.86	$—	$15.59	$13.17	$—
Second Quarter	9.71	8.14	—	15.75	13.06	—
Third Quarter	10.94	8.72	—	16.15	12.59	—
Fourth Quarter	11.15	10.25	—	15.00	12.39	—
     Investors Bancorp, Inc. did not pay a dividend during the six months ended December 31, 2009 and the fiscal year ended June 30, 2009.
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

Stock Performance Graph
     Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning October 12, 2005, the date that Investors Bancorp began trading as a public company as reported by the NASDAQ Global Select Market through December 31, 2009, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.
INVESTORS BANCORP, INC.
Total Return Performance

	Period Ending
Index	10/12/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09
Investors Bancorp, Inc.	100.00	110.08	135.23	156.99	134.03	141.12	130.34	134.03	91.82	109.18
SNL Bank and Thrift Index	100.00	110.59	116.36	129.22	123.80	98.54	68.68	56.67	48.71	55.91
SNL Thrift Index	100.00	112.84	121.62	131.54	120.31	78.91	62.25	50.22	42.18	46.83

*	Source : SNL Financial LC, Charlottesville, VA
     The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2009 and the stock repurchase plans approved by our Board of Directors.

	Total Number of	Average	As part of Publicly	Yet Be Purchased
	Shares	Price paid	Announced Plans	Under the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs
October 1, 2009 through October 31, 2009	—	$—	—	2,928,436
November 1, 2009 through November 30, 2009	49,632	10.80	49,632	2,878,804
December 1, 2009 through December 31, 2009	—	—	—	2,878,804

Total	49,632		49,632

(1)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 2,878,804 shares yet to be purchased as of December 31, 2009.

ITEM 5. SELECTED FINANCIAL DATA
     The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,	At June 30,
	2009	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$8,357,816	$8,136,432	$6,419,142	$5,722,026	$5,631,809	$5,142,575
Loans receivable, net	6,615,459	6,143,169	4,670,150	3,624,998	2,995,435	2,028,045
Loans held-for-sale	27,043	61,691	9,814	3,410	974	3,412
Securities held to maturity, net	717,441	846,043	1,255,054	1,578,922	1,835,581	2,128,944
Securities available for sale, at estimated fair value	471,243	355,016	203,032	257,939	538,526	683,701
Bank owned life insurance	114,542	113,191	96,170	92,198	82,603	79,779
Deposits	5,840,643	5,505,747	3,970,275	3,768,188	3,419,361	3,373,291
Borrowed funds	1,600,542	1,730,555	1,563,583	1,038,710	1,245,740	1,313,769
Stockholders’ equity	850,213	819,283	828,538	858,859	916,291	423,704

	Six Months Ended
	December 31,		Years Ended June 30,
	2009	2008 (1)	2009(1)	2008	2007(2)	2006(3)	2005(4)
		(Unaudited)
	(In thousands)
Selected Operating Data:
Interest and dividend income	$198,272	$181,947	$368,060	$312,807	$285,223	$252,050	$232,594
Interest expense	90,471	100,299	201,924	207,695	195,263	143,594	128,286

Net interest income	107,801	81,648	166,136	105,112	89,960	108,456	104,308
Provision for loan losses	23,425	13,000	29,025	6,646	729	600	604

Net interest income after provision for loan losses	84,376	68,648	137,111	98,466	89,231	107,856	103,704
Non-interest income (loss)	9,007	(154,258)	(148,430)	7,373	3,175	5,972	(2,080)
Non-interest expenses	56,500	45,181	97,799	80,780	77,617	90,877	107,173

Income (loss) before income tax expense (benefit)	36,883	(130,791)	(109,118)	25,059	14,789	22,951	(5,549)
Income tax expense (benefit)	14,321	(53,323)	(44,200)	9,030	(7,477)	7,610	(2,986)

Net income (loss)	$22,562	$(77,468)	$(64,918)	$16,029	$22,266	$15,341	$(2,563)

Earnings (loss) per share — basic and diluted(5)	$0.21	$(0.75)	$(0.62)	$0.15	$0.20	$0.07	n/a

(1)	June 30, 2009 year end results and the December 31, 2008 six month results reflect a $158.0 million pre-tax OTTI charge related to our trust preferred securities.

(2)	June 30, 2007 year end results reflect a $9.9 million reversal of previously established valuation allowances for deferred tax assets.

(3)	June 30, 2006 year end results reflect a pre-tax expense of $20.7 million for the charitable contribution made to Investors Savings Bank Charitable Foundation as part of our initial public offering.

(4)	June 30, 2005 year end results reflect pre-tax expense of $54.0 million attributable to the March 2005 balance sheet restructuring.

(5)	Basic and diluted earnings per share for the year ended June 30, 2006 include the results of operations from October 11, 2005, the date the Company completed its initial public offering.

	At or for the Six Months
	Ended December 31,		At or for the Years Ended June, 30
	2009	2008	2009	2008	2007	2006	2005
		(Unaudited)
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income or loss to average total assets)	0.55%	(2.24)%	(0.90)%	0.27%	0.39%	0.28%	(0.05)%
(Return (loss) on equity (ratio of net income or loss to average equity)	5.46%	(18.75)%	(8.14)%	1.92%	2.47%	2.00%	(0.62)%
Net interest rate spread(1)	2.49%	2.05%	2.06%	1.28%	1.02%	1.65%	1.82%
Net interest margin(2)	2.72%	2.42%	2.38%	1.81%	1.65%	2.06%	2.00%
Efficiency ratio(3)	48.37%	(62.22)%	552.35%	71.81%	83.34%	79.42%	104.84%
Efficiency ratio (excluding OTTI and FDIC special assessment) (4)	48.33%	53.40%	54.39%	71.55%	83.34%	79.42%	104.84%
Non-interest expenses to average total assets	1.37%	1.30%	1.35%	1.35%	1.38%	1.68%	2.00%
Average interest-earning assets to average interest-bearing liabilities	1.10x	1.13x	1.11x	1.15x	1.18x	1.15x	1.07x
Asset Quality Ratios:
Non-performing assets to total assets	1.44%	0.67%	1.50%	0.30%	0.09%	0.06%	0.15%
Non-performing loans to total loans	1.81%	0.85%	1.97%	0.42%	0.14%	0.11%	0.39%
Allowance for loan losses to non-performing loans	45.80%	55.53%	38.30%	70.03%	135.00%	193.06%	72.77%
Allowance for loan losses to total loans	0.83%	0.47%	0.76%	0.29%	0.19%	0.21%	0.28%
Capital Ratios:
Risk-based capital (to risk-weighted assets)(5)	15.78%	17.35%	16.88%	21.77%	25.18%	26.63%	21.72%
Tier I risk-based capital (to risk-weighted assets)(5)	14.70%	16.67%	15.86%	21.37%	24.93%	26.38%	21.44%
Total capital (to average assets)(5)	9.03%	9.04%	9.52%	11.93%	12.52%	12.25%	8.35%
Equity to total assets	10.17%	10.49%	10.07%	12.91%	15.01%	16.27%	8.24%
Average equity to average assets	9.99%	11.92%	11.05%	13.94%	15.97%	14.21%	7.75%
Tangible capital (to tangible assets)	9.83%	10.48%	9.78%	12.89%	15.01%	16.26%	8.24%
Book value per common share	$7.67	$7.15	$7.38	$7.87	$7.86	$8.04	n/a
Other Data:
Number of full service offices	65	52	58	52	51	51	51
Full time equivalent employees	704	554	647	537	509	510	493

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expenses divided by the sum of net interest income and non-interest income.

(4)	Excludes OTTI of $91,000 and $157.2 million for the six months ended December 31, 2009 and 2008, respectively and $158.5 and $409,000 for the years ended June 30, 2009 and 2008, respectively. Also excludes FDIC special assessment of $3.6 million at June 30, 2009.

(5)	Ratios are for Investors Savings Bank and do not include capital retained at the holding company level.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As one of the largest banks headquartered in New Jersey, we strive to provide high quality products and services in an honest and straightforward manner while operating responsibly and ethically, so that our clients, employees, stockholders and communities may prosper. Effective December 31, 2009, the Company changed its fiscal year end from June 30 to December 31.
     2009 was an unprecedented time for the financial services industry. The U.S. economy fell deeper into recession as the disruption of financial and capital markets continued. As a result, a large number of financial institutions remain under pressure with 140 banks going into FDIC receivership in 2009 and the list of problem banks increasing to 706. Although the markets seem to have stabilized in the second half of 2009, depressed consumer spending and unemployment at 25 year highs will be inhibitors of an economic recovery. We have benefited from one of the steeper yield curve environments in recent history which has resulted in our increased profitability.

This interest rate environment helped to reduce our cost of funds on deposits and wholesale borrowings. Net interest income increased by $26.2 million to $107.8 million for the six months ended December 31, 2009. With our strong capital and liquidity levels we continue to be well positioned to take advantage of opportunities to enhance our franchise.
     The disruption in the financial markets has also created other opportunities for us. With many lenders reducing the amount of loans being made, we continued lending to highly qualified borrowers and increased the number of new customers and new loans. While our lending has increased in this difficult environment, we remain focused on maintaining our strict and conservative loan underwriting standards. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. This environment has also helped us to continue our transition to be more commercial bank like with the origination of more commercial, multifamily and business loans. We believe our expansion into this type of lending will provide us with an opportunity to increase net interest income, diversify the loan portfolio, improve our interest rate risk position and add more low cost commercial deposits. While we take advantage of these opportunities and increase our loan portfolio we continue to prudently evaluate the portfolio and provide for potential losses given the current environment. The provision for loan losses recorded during the six months reflects the overall increase in the loan portfolio, the change in portfolio composition, the increase in loan delinquencies, the level of nonperforming loans, loan charge-offs, the internal downgrade of the risk rating on several construction loans, as well as our evaluation of the continued deterioration of the housing and real estate markets and the continued weakness in the overall economy, particularly the high unemployment rate.
     Deposit growth has been strong while we continue to change our mix of deposits from certificates of deposits to core deposits. At December 31, 2009 core deposits represented 43.6% of total deposits compared to 40.0% at June 30, 2009 and 26.4% at June 30, 2008. We will continue to invest in branch staff training, new core deposit products and marketing to a diverse client group within our primary market area including municipalities and commercial businesses. Deposit growth and diversification will remain our primary focus.
     We have also been successful in expanding our Company through strategic acquisitions and de novo branch growth. In October 2009, we acquired six branch offices from Banco Popular with total deposits of approximately $227 million. The branch offices, located in Essex County New Jersey enhanced the geographic presence of the offices acquired in American Bancorp acquisition in June 2009.
     Total non-performing loans, defined as non-accruing loans, decreased by $1.5 million to $120.2 million at December 31, 2009 which are comprised of construction loans of $65.0 million, residential and consumer loans of $51.2 million, commercial loans of $3.4 million and multifamily loans of $600,000. The ratio of non-performing loans to total loans was 1.81% at December 31, 2009 compared to 1.97% at June 30, 2009. The decrease in non-performing loans was attributed to the sale of a previously disclosed $19.4 million multi-family loan for $1.8 million gain and $15.0 million in loan charge-offs. Although we have resolved a number of non-performing loans, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact in our non-performing loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the sharp downturn in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. Residential loan delinquency has risen as unemployment in our lending area has risen steadily over the past year. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio.
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
     Deferred Income Taxes. The Company records income taxes in accordance with ASC 740, “Income Taxes,” using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant.
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
     Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to fair market value through a charge to current period operations. The market values of our securities are affected principally by changes in market interest rates, changes in the credit ratings of the issuer and credit spreads subsequent to purchase and the illiquidity in the capital markets. When significant changes in fair values occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.
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
     Valuation of Mortgage Servicing Rights (MSR). The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.
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
     Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, Compensation- Stock Compensation.
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
Comparison of Financial Condition at December 31, 2009 and June 30, 2009
     Total Assets. Total assets increased by $221.4 million, or 2.7%, to $8.36 billion at December 31, 2009 from $8.14 billion at June 30, 2009. This increase was largely the result of the growth in our loan portfolio, partially offset by a decrease in cash and cash equivalents as cash was utilized to partially fund loan growth.
     Net Loans. Net loans, including loans held for sale, increased by $437.6 million, or 7.1%, to $6.64 billion at December 31, 2009 from $6.20 billion at June 30, 2009. This increase in loans reflects our continued focus on loan originations and purchases which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New Jersey. We do not originate or purchase and our loan portfolio does not include any sub-prime loans or option ARMs.
     We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage. During the six month period ended December 31, 2009 we originated $359.1 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six month period ended December 31, 2009, we purchased loans totaling $428.6 million from these entities. We also purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. During the six month period ended December 31, 2009, we purchased $23.7 million of residential mortgage loans that met our underwriting criteria on a “bulk purchase” basis.
     Additionally, for the six month period ended December 31, 2009, we originated $148.4 million in multi-family loans, $301.6 million commercial real estate loans, $56.3 million in construction loans, and $14.6 million in commercial and industrial loans. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family and commercial real estate loans.
     The allowance for loan losses increased by $8.4 million to $55.1 million at December 31, 2009 from $46.6 million at June 30, 2009. The increase in the allowance is primarily attributable to the higher current period loan loss provision which reflects the overall growth in the loan portfolio, particularly residential multi family and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and internal downgrades of the risk ratings on certain construction loans; the level of non-performing loans; and the adverse economic environment.

The comparative table below details non-performing loans and allowance for loan loss coverage ratios over the last four quarters.

	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in Millions)
Residential and consumer	185	$51.2	164	$41.0	112	$30.0	66	$17.5
Multi-family	4	0.6	4	0.6	4	20.1	4	19.8
Commercial	10	3.4	9	3.4	8	2.8	2	1.9
Construction	22	65.0	22	70.5	19	68.8	9	40.9

Total non-performing loans	221	$120.2	199	$115.5	143	$121.7	81	$80.1

Non-performing loans to total loans		1.81%		1.82%		1.97%		1.44%
Allowance for loan loss as a percent of non-performing loans		45.80%		46.35%		38.30%		43.10%
Allowance for loan loss as a percent of total loans		0.83%		0.84%		0.76%		0.62%
     Non-performing loans decreased $1.5 million to $120.2 million at December 31, 2009, from $121.7 million at June 30, 2009. The decrease in non-performing loans was attributed to the sale of a previously disclosed $19.4 million multi-family loan for $1.8 million gain and $15.0 million in loan charge-offs. Although we have resolved a number of non-performing loans, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact our non-performing loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the sharp downturn in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio.
     In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2009, the Company has four construction loans totaling $43.1 million that it deems potential problem loan. Management is actively monitoring these loans.
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
     Securities. Securities, in the aggregate, decreased by $12.4 million, or 1.0%, to $1.19 billion at December 31, 2009, from $1.20 billion at June 30, 2009. During the six months, the Company purchased $180.0 million of agency issued mortgage backed securities as a way to utilize excess liquidity. This increase was offset as the cash flows by our securities portfolio.
     The securities portfolio includes non-agency, private label mortgage backed securities with an amortized cost of $136.3 million and a fair value of $131.2 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. The decrease in fair value for these securities is primarily attributed to changes in market interest rates, however, we recognized a $91,000 pre-tax non-cash OTTI charge relating to one security which was recently downgraded below investment grade. Management will continue to monitor these securities for possible OTTI.
     Other Assets, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance, and Intangible Assets. Other assets increased $35.9 million to $37.1 million at December 31, 2009 from $1.3 million at June 30, 2009, which is primarily attributed to the prepayment of FDIC premiums of $35.9 million. The amount of FHLB stock we own decreased by $5.9 million from $72.1 million at June 30, 2009 to $66.2 million at December 31, 2009 as a result of a decrease in our level of borrowings since June 30, 2009. Bank owned life insurance increased by $1.4 million from $113.2 million at June 30, 2009 to $114.5 million at December 31, 2009. Intangible assets increased $5.3 million from $26.4 million at June 30, 2009 to $31.7 million at December 31, 2009 primarily due to the Banco Popular acquisition.

     Deposits. Deposits increased by $334.9 million, or 6.1%, to $5.84 billion at December 31, 2009 from $5.51 billion at June 30, 2009. Core deposits increased by $347.8 million offset by a decrease in certificate of deposits of $12.9 million. We successfully completed the acquisition of six Banco Popular branches and opened two new branch locations. Our deposit gathering efforts continue to be successful in our markets.
     Borrowed Funds. Borrowed funds decreased $130.0 million, or 7.5%, to $1.60 billion at December 31, 2009 from $1.73 billion at June 30, 2009. Due to excess liquidity, we were able to repay a number of our borrowings upon maturity.
     Stockholders’ Equity. Stockholders’ equity increased $30.9 million to $850.2 million at December 31, 2009 from $819.3 million at June 30, 2009. The increase is primarily attributed to the $22.6 million net income for the period.
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

	For Six Months Ended December 31,
	2009			2008
				(Unaudited)
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$304,293	$346	0.23%	$19,221	$39	0.41%
Securities available-for-sale(1)	406,462	5,926	2.92	196,848	4,491	4.56
Securities held-to-maturity	779,405	17,404	4.47	1,203,268	27,222	4.52
Net loans	6,370,350	172,575	5.42	5,241,754	148,771	5.68
Stock in FHLB	68,122	2,021	5.93	79,496	1,424	3.58

Total interest-earning assets	7,928,632	198,272	5.00	6,740,587	181,947	5.40

Non-interest-earning assets	335,411			191,168

Total assets	$8,264,043			$6,931,755

Interest-bearing liabilities:
Savings deposits	$835,109	7,615	1.82%	$395,448	3,650	1.85%
Interest-bearing checking	802,474	4,426	1.10	371,200	2,842	1.53
Money market accounts	608,710	4,392	1.44	265,074	3,024	2.28
Certificates of deposit	3,321,607	40,144	2.42	2,968,288	53,421	3.60

Total interest-bearing deposits	5,567,900	56,577	2.03	4,000,010	62,937	3.15

Borrowed funds	1,643,205	33,894	4.13	1,990,807	37,362	3.75

Total interest-bearing liabilities	7,211,105	90,471	2.51	5,990,817	100,299	3.35

Non-interest-bearing liabilities	226,956			114,409

Total liabilities	7,438,061			6,105,226
Stockholders’ equity	825,982			826,529

Total liabilities and stockholders’ equity	$8,264,043			$6,931,755

Net interest income		$107,801			$81,648

Net interest rate spread(2)			2.49%			2.05%

Net interest-earning assets(3)	$717,527			$749,770

Net interest margin(4)			2.72%			2.42%

Ratio of interest-earning assets to total interest-bearing liabilities	1.10x			1.13x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Years Ended June 30,
	2009				2008				2007
	Average		Interest	Average	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$158,743		$393	0.25%	$32,948		$974	2.96%	$25,701		$993	3.86%
Repurchase agreements and federal funds sold	—		—	—	5,798		162	2.79	—		—	—
Securities available-for-sale(1)	197,824		8,968	4.53	235,385		10,826	4.60	406,274		18,006	4.43
Securities held-to-maturity	1,074,279		50,917	4.74	1,438,804		67,977	4.72	1,689,890		80,310	4.75
Net loans	5,482,009		304,678	5.56	4,043,398		229,634	5.68	3,305,807		182,996	5.54
Stock in FHLB	75,938		3,104	4.09	44,939		3,234	7.20	40,304		2,918	7.24

Total interest-earning assets	6,988,793		368,060	5.27	5,801,272		312,807	5.39	5,467,976		285,223	5.22

Non-interest-earning assets	231,122				185,705				170,671

Total assets	$7,219,915				$5,986,977				$5,638,647

Interest-bearing liabilities:
Savings deposits	$507,132		10,568	2.08%	$372,846		7,718	2.07%	$302,331		4,685	1.55
Interest-bearing checking	565,278		11,668	2.06	353,564		7,329	2.07	321,155		7,473	2.33
Money market accounts	310,656		6,466	2.08	204,952		5,005	2.44	185,849		3,596	1.93
Certificates of deposit	3,015,955		100,660	3.34	2,909,550		132,693	4.56	2,719,327		124,382	4.57

Total interest-bearing deposits	4,399,021		129,362	2.94	3,840,912		152,745	3.98	3,528,662		140,136	3.97
Borrowed funds	1,892,181		72,562	3.83	1,208,529		54,950	4.55	1,121,697		55,127	4.91

Total interest-bearing liabilities	6,291,202		201,924	3.21	5,049,441		207,695	4.11	4,650,359		195,263	4.20

Non-interest-bearing liabilities	131,219				102,828				87,946

Total liabilities	6,422,421				5,152,269				4,738,305
Stockholders’ equity	797,494				834,708				900,342

Total liabilities and stockholders’ equity	$7,219,915				$5,986,977				$5,638,647

Net interest income			$166,136				$105,112				$89,960

Net interest rate spread(2)				2.06%				1.28%				1.02%

Net interest-earning assets(3)	$697,591				$751,831				$817,617

Net interest margin(4)				2.38%				1.81%				1.65%

Ratio of interest-earning assets to total interest-bearing liabilities	1.11	x			1.15	x			1.18	x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended December 31,			Years Ended June 30,			Years Ended June 30,
	2009 vs. 2008			2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)		Net	Increase (Decrease)		Net	Increase (Decrease)		Net
	Due to		Increase	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$365	$(58)	$307	$971	$(1,552)	$(581)	$244	$(263)	$(19)
Repurchase agreements	—	—	—	(162)	—	(162)	162	—	162
Securities available-for-sale	3,799	(2,364)	1,435	(1,818)	(40)	(1,858)	(7,839)	659	(7,180)
Securities held-to-maturity	(15,169)	5,351	(9,818)	(17,644)	584	(17,060)	(10,946)	(1,387)	(12,333)
Net loans	44,655	(20,851)	23,804	82,755	(7,711)	75,044	43,961	2,677	46,638
Stock in FHLB	(562)	1,159	597	1,638	(1,768)	(130)	334	(18)	316

Total interest-earning assets	33,088	(16,763)	16,325	65,740	(10,487)	55,253	25,916	1,668	27,584

Interest-bearing liabilities:
Savings deposits	4,097	(132)	3,965	2,798	52	2,850	1,243	1,790	3,033
Interest-bearing checking	3,839	(2,255)	1,584	4,370	(31)	4,339	715	(859)	(144)
Money market accounts	4,530	(3,162)	1,368	2,285	(824)	1,461	397	1,012	1,409
Certificates of deposit	15,138	(28,415)	(13,277)	4,697	(36,730)	(32,033)	8,676	(365)	8,311

Total deposits	27,604	(33,964)	(6,360)	14,150	(37,533)	(23,383)	11,031	1,578	12,609
Borrowed funds	(10,322)	6,854	(3,468)	22,283	(4,671)	17,612	4,111	(4,288)	(177)

Total interest-bearing liabilities	17,282	(27,110)	(9,828)	36,433	(42,204)	(5,771)	15,142	(2,710)	12,432

Increase (decrease) in net interest income	$15,806	$10,347	$26,153	$29,307	$31,717	$61,024	$10,774	$4,378	$15,152

Comparison of Operating Results for the Six Month Period Ended December 31, 2009 and 2008
     Net Income. The net income for the six months ended December 31, 2009 was $22.6 million compared to a net loss of $77.5 million for the six months ended December 31, 2008. The net loss in the prior period included the recognition of non-cash other-than-temporary impairment charges related to our portfolio of pooled bank trust preferred collateralized debt obligations of $156.7 million pre-tax for the six month period.
     Net Interest Income. Net interest income increased by $26.2 million, or 32.0%, to $107.8 million for the six months ended December 31, 2009 from $81.6 million for the six months ended December 31, 2008. The increase was caused primarily by a 84 basis point decrease in our cost of interest-bearing liabilities to 2.51% for the six months ended December 31, 2009 from 3.35% for the six months ended December 31, 2008. This was partially offset by a 40 basis point decrease in our yield on interest-earning assets to 5.00% for the six months ended December 31, 2009 from 5.40% for the six months ended December 31, 2008. Our net interest margin improved by 30 basis points from 2.42% for the six months ended December 31, 2008 to 2.72% for the six months ended December 31, 2009. Our net interest margin for the six months ended December 31, 2009 has been positively impacted by a steeper yield curve which allowed us to reduce deposit rates while keeping mortgage rates relatively stable.
     Interest and Dividend Income. Total interest and dividend income increased by $16.3 million, or 9.0%, to $198.3 million for the six months ended December 31, 2009 from $181.9 million for the six months ended December 31, 2008. This increase is due to the average balance of interest-earning assets increasing $1.19 billion, or 17.6%, to $7.93 billion for the six months ended December 31, 2009 from $6.74 billion for the six months ended December 31, 2008. This was partially offset by a 40 basis point decrease in the weighted average yield on interest-earning assets to 5.00% for the six months ended December 31, 2009 compared to 5.40% for the six months ended December 31, 2008.
Interest income on loans increased by $23.8 million, or 16.0%, to $172.6 million for the six months ended December 31, 2009 from $148.8 million for the six months ended December 31, 2008, reflecting a $1.13 billion, or 21.5%, increase in the average balance of net loans to $6.37 billion for the six months ended December 31, 2009 from $5.24 billion for the six months ended December 31, 2008. This was partially offset by the average yield on loans decreasing 26 basis points to 5.42% for the six months ended December 31, 2009 from 5.68% for the six months ended December 31, 2008. This is attributed to higher loan refinancing activity as customers took advantage of lower rates primarily on residential mortgage loans and to a lesser extent, the repricing of adjustable rate loans.
Interest income on all other interest-earning assets, excluding loans, decreased by $7.5 million, or 22.5%, to $25.7 million for the six months ended December 31, 2009 from $33.2 million for the six months ended December 31, 2008. This decrease reflected a 113 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 3.30% for the six months ended December 31, 2009 from 4.43% for the six months ended December 31, 2008. The decrease in yield is primarily attributed to the repricing of our adjustable rate securities and an increase in the average balance of interest bearing deposits which had a yield of 0.23%.
     Interest Expense. Total interest expense decreased by $9.8 million, or 9.8%, to $90.5 million for the six months ended December 31, 2009 from $100.3 million for the six months ended December 31, 2008. This decrease was due to the weighted average cost of total interest-bearing liabilities decreasing 84 basis points to 2.51% for the six months ended December 31, 2009 compared to 3.35% for the six months ended December 31, 2008. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.22 billion, or 20.4%, to $7.21 billion for the six months ended December 31, 2009 from $5.99 billion for the six months ended December 31, 2008.
Interest expense on interest-bearing deposits decreased $6.4 million, or 10.1% to $56.6 million for the six months ended December 31, 2009 from $62.9 million for the six months ended December 31, 2008. This decrease was due to a 112 basis point decrease in the average cost of interest-bearing deposits to 2.03% for the six months ended December 31, 2009 from 3.15% for the six months ended December 31, 2008. This was partially offset by the average balance of interest-bearing deposits increasing $1.57 billion, or 39.2% to $5.57 billion for the six months ended December 31, 2009 from $4.00 billion for the six months ended December 31, 2008.
Interest expense on borrowed funds decreased by $3.5 million, or 9.3%, to $33.9 million for the six months ended December 31, 2009 from $37.4 million for the six months ended December 31, 2008. This decrease is attributed to the average balance of borrowed funds decreasing by $347.6 million or 17.5%, to $1.64 billion for the six months ended December 31, 2009 from $1.99 billion for the six months ended December 31, 2008. This was partially offset by the average cost of borrowed funds increasing 38 basis points to 4.13% for the six months ended December 31, 2009 from 3.75% for the six months ended December 31, 2008.

     Provision for Loan Losses. Our provision for loan losses for the six month period ended December 31, 2009 was $23.4 million compared to $13.0 million for the six month period ended December 31, 2008. Net charge-offs totaled $15.0 million for the six months ended December 31, 2009, compared to net charge-offs of sixteen thousand for the six months ended December 31, 2008. The charges offs during the six months ended December 31, 2009 included 12 construction loans for a total of $13.4 million. All charge-offs were fully reserved for in prior periods. The increase in the allowance is primarily attributable to the higher current period loan loss provision which reflects the overall growth in the loan portfolio, particularly residential multi family and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and internal downgrades of the risk ratings on certain construction loans; the level of non-performing loans; and the adverse economic environment.
     Non-Interest Income. Total non-interest income was $9.0 million for the six months ended December 31, 2009 compared to a loss of $154.3 million for the six months ended December 31, 2008. This difference was largely the result of a $158.0 million loss on securities transactions in the six months ended December 31, 2008 primarily attributed to a $156.7 million OTTI charge mentioned above. Gain on loan sales increased by $4.4 million to $4.5 million for the six months ended December 31, 2009 as management decided to sell lower yielding refinanced residential mortgage loans in the secondary market. In addition we recognized a $1.8 million gain from the sale of a $19.4 million non-performing loan. Fees and service charges also increased $1.5 million to $2.9 million for the six months ended December 31, 2009.
     Non-Interest Expenses. Total non-interest expenses increased by $11.3 million, or 25.1%, to $56.5 million for the six months ended December 31, 2009 from $45.2 million for the six months ended December 31, 2008. Compensation and fringe benefits increased during the six months ended December 31, 2009 as a result of staff additions in our commercial real estate, retail banking areas and our mortgage company as well as the accelerated vesting of our Chairman’s stock awards upon his death in December 2009. FDIC insurance premiums increased as a result of an increase in our deposits and an increase in the FDIC premium rate. Occupancy expense increased as a result of the costs associated with expanding our branch network.
     Income Taxes. Income tax expense was $14.3 million for the six months ended December 31, 2009 representing a 38.8% effective tax rate for the period. For the six months ended December 31, 2008 there was an income tax benefit of $53.3 million which was primarily the result of the OTTI charge taken on our pooled trust preferred securities.
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
Management of Market Risk
     Qualitative Analysis. We believe one of our most significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., forward loan commitments); the effect of loan prepayments, deposits and withdrawals; the difference in the behavior of lending and funding rates arising from the uses of different indices; and “yield curve risk” arising from changing interest rate relationships across the spectrum of the Company’s financial instruments. Besides directly affecting our net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and loan modifications, the carrying value of securities classified as available for sale and the mix and flow of deposits.
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
     We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and adjustable- rate first mortgages. At December 31, 2009, approximately 43.8% of our residential portfolio was in adjustable rate products, while 56.2% was in fixed rate products. Our adjustable rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans and multi-family loans. We retain two independent, nationally recognized consulting firms who specialize in asset and liability management to generate our quarterly interest rate risk reports. The consulting firms utilize financial modeling and simulation techniques based on data and assumptions provided by the Company. These methods assist the Company in determining the effects of market rate changes on net interest income and future economic value of equity. The techniques utilized for managing exposure to market rate changes involve a variety of interest rate, pricing and volume assumptions. These assumptions include projections on growth, prepayment speeds, reinvestment rates and deposit decay rates as well as how other embedded options inherently found in financial instruments are affected by changes in market interest rates. The Company reviews and validates these assumptions at least quarterly or more frequently if economic or other conditions change.
     The economic value of equity analysis estimates the change in net portfolio value (“NPV”) given an instantaneous and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment. NPV is the discounted present value of projected cash flows from assets, liabilities, and off-balance sheet contracts. The net interest income analysis estimates the change in net interest income given a gradual and parallel shift in the yield curve of up to a 200 basis point rising interest rate environment and a 100 basis point declining interest rate environment over a twelve month period. Although stimulated, the likelihood of a 100 basis point decrease in interest rates as of December 31, 2009 was considered to be unlikely given current interest rate levels.

     Quantitative Analysis. The table below sets forth, as of December 31, 2009, the estimated changes in the Company’s NPV and the Company’s net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The table below reflects the changes in an up 200 basis point environment and a down 100 basis point environment. The down 200 basis point environment is not meaningful given the current interest rate environment and therefore is not included.

				Net Interest Income
	Net Portfolio Value(2)				Increase (Decrease) in
Change in		Estimated Increase		Estimated Net	Estimated Net Interest
Interest Rates	Estimated	(Decrease)		Interest	Income
(basis points)(1)	NPV	Amount	Percent	Income(3)	Amount	Percent
	(Dollars in thousands)
+ 200bp	$681,159	$(355,581)	(34.3)%	$238,609	$(7,717)	(3.1)%
0bp	$1,036,740	—	—	$246,326	—	—
-100bp	$1,070,561	$33,821	3.3%	$249,908	$3,581	1.5%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
     The table set forth above indicates at December 31, 2009, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 34.3% decrease in NPV and a $7.7 million, or 3.1%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 3.3% increase in NPV and a $3.6 million, or 1.5%, increase in net interest income. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
     Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans for the six month periods ended December 31, 2009 and 2008 and for the fiscal years ended June 30, 2009, 2008, and 2007 were

$882.2 million, $324.7 million, $1.19 billion, $599.5 million, and $415.9 million, respectively. Principal repayments on securities for the six month periods ended December 31, 2009 and 2008 and for the fiscal years ended June 30, 2009, 2008, and 2007 were $194.5 million, $140.6 million, $408.6 million, $402.1 million, and $425.0 million, respectively. There were no sales of securities during the six month periods ended December 31, 2009 and 2008 and year ended June 30, 2009. During the years ended June 30, 2008 and 2007 we received proceeds from the sale of securities of $250,000 and $187.7 million, respectively.
     In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the six month periods ended December 31, 2009 and 2008 and for the fiscal years ended June 30, 2009, 2008, and 2007 totaled $40.9 million, $28.5 million, $39.1 million, $23.7 million, and $16.0 million, respectively. Excluding deposits from the acquisition of Banco Popular, total deposits had net increases of $107.4 million for the six month period ended December 31, 2009 and $262.4 million during the six month period ended December 31, 2008. Excluding deposits from the acquisition of American Bancorp, total deposits had net increases of $1.02 billion for the fiscal year ended June 30, 2009 and $202.1 million, and $348.8 million for fiscal years ended June 30, 2008 and 2007, respectively. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
     Our net borrowings at December 31, 2009 and 2008, and at June 30, 2009, 2008, 2007 increased/(decreased) $(130) million, $570.0 million, $167.0 million, $524.9 million and $(207.0), respectively. The decrease in borrowings was largely due to strong deposit growth.
     Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the six month periods ended December 2009 and 2008, and fiscal years ended June 30, 2009, 2008 and 2007, we originated loans of $914.3 million, $464.9 million, $963.2 million, $657.5 million, and $382.7 million, respectively. During the six month periods ended December 31, 2009 and 2008, and fiscal years ended June 30, 2009, 2008 and 2007, we purchased loans of $452.3 million, $822.1 million, $1.26 billion, $996.3 million, and $665.2 million, respectively. During the six month periods ended December 31, 2009 and 2008, and fiscal years ended June 30, 2009, 2008 and 2007, we purchased securities of $180.0 million, $0.1 million, $214.3 million, $24.5 million, and $69.1 million, respectively. In addition, we utilized $2.4 million, $1.1 million, $4.5 million, $60.1 million, and $96.7 million during the six month periods ended December 31, 2009 and 2008 and fiscal years ended June 30, 2009, 2008 and 2007, respectively, to repurchase shares of our common stock under our stock repurchase plans.
     At December 31, 2009, we had $418.5 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $364.4 million in unused home equity, overdraft lines of credit, and undisbursed business and construction loans. Certificates of deposit due within one year of December 31, 2009 totaled $2.37 billion, or 40.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
     Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $73.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $471.2 million at December 31, 2009. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At December 31, 2009, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB and other institutions totaling $250 million, of which there were no balances were outstanding under the overnight line of credit or the one month line. The lines of credit are priced at federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily.
     Investors Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, Investors Savings Bank exceeded all regulatory capital requirements. Investors Savings Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

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
     The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to	Three to	More than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total
	(In thousands)
Other borrowed funds	$105,000	$455,542	$240,000	$150,000	$950,542
Repurchase agreements	250,000	445,000	55,000	—	750,000
Operating leases	5,392	10,133	8,533	37,605	61,663

Total	$360,392	$910,675	$303,533	$187,605	$1,762,205

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
In June 2009, the FASB issued ASC 860, an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial condition, results of operations or financial statement disclosures.
In June 2008, the FASB ratified ASC 840-10, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. ASC 840-10 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. ASC 840-10 is effective for fiscal years beginning after July 1, 2009. The adoption of ASC 840-10 did not a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In February 2008, ASC 820-10, “Effective Date of ASC 820,” was issued. ASC 820-10 delayed the application of ASC 820 Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities until July 1, 2009. The adoption of ASC 820-10 did not a material impact on the Company’s financial condition, results of operations or financial statement disclosures

In December 2007, the FASB issued ASC 805, “Business Combinations.” ASC 805 requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” ASC 805 applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under ASC 805, all business combinations will be accounted for by applying the acquisition method. The adoption of ASC 805 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, ASC 260-10 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2009. The adoption of ASC 260-10 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
Impact of Inflation and Changing Prices
     The consolidated financial statements and related notes of Investors Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.
ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     For information regarding market risk see Item 6- “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Financial Statements are included in Part IV, Item 14 of this Form 10-K.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable.
ITEM 8A. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures.
     With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in internal controls.
     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
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
     Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
     Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This report appears on page 66.
     The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.
ITEM 8B. OTHER INFORMATION
     Not Applicable.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2010 Annual Meeting of Stockholders.
ITEM 10. EXECUTIVE COMPENSATION
     Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2010 Annual Meeting of Stockholders.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2010 Annual Meeting of Stockholders. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2010 Annual Meeting of Stockholders.
ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2010 Annual Meeting of Stockholders.
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the 2010 Annual Meeting of Stockholders.
ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2009, June 30, 2009 and June 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six-month period ended December 31, 2009, and for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiary as of December 31, 2009, June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for the six-month period ended December 31, 2009, and for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB, as of April 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiary (the Company) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Investors Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiary as of December 31, 2009, June 30, 2009 and June 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six-month period ended December 31, 2009 and for each of the years in the three-year period ended June 30, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2010

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009	2008
		(In thousands)
ASSETS
Cash and cash equivalents	$73,606	317,757	22,823
Securities available-for-sale, at estimated fair value (notes 4 and 9)	471,243	355,016	203,032
Securities held-to-maturity, net (estimated fair value of $753,405, $861,302 and $1,198,053 at December 31, 2009, June 30, 2009 and June 30, 2008, respectively) (notes 4 and 9)	717,441	846,043	1,255,054
Loans receivable, net (note 5)	6,615,459	6,143,169	4,670,150
Loans held-for-sale	27,043	61,691	9,814
Stock in the Federal Home Loan Bank	66,202	72,053	60,935
Accrued interest receivable (note 6)	36,942	37,291	27,716
Office properties and equipment, net (note 7)	49,384	44,142	29,710
Net deferred tax asset (note 10)	117,143	118,455	40,702
Bank owned life insurance (note 1)	114,542	113,191	96,170
Intangible assets	31,668	26,365	922
Other assets	37,143	1,259	2,114

	$8,357,816	8,136,432	6,419,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (note 8)	$5,840,643	5,505,747	3,970,275
Borrowed funds (note 9)	1,600,542	1,730,555	1,563,583
Advance payments by borrowers for taxes and insurance	29,675	26,839	21,829
Other liabilities	36,743	54,008	34,917

Total liabilities	7,507,603	7,317,149	5,590,604

Commitments and contingencies (note 12)
Stockholders’ equity (notes 3 and 15):
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 114,448,888, 114,692,020 and 109,010,756 outstanding at December 31, 2009, June 30, 2009 and June 30, 2008, respectively	532	532	532
Additional paid-in capital	530,133	524,463	514,613
Retained earnings	422,211	399,672	486,244
Treasury stock, at cost; 3,571,392, 3,328,260 and 9,009,524 shares at December 31, 2009, June 30, 2009 and June 30, 2008, respectively	(44,810)	(42,447)	(128,977)
Unallocated common stock held by the employee stock ownership plan	(35,451)	(36,160)	(37,578)
Accumulated other comprehensive loss	(22,402)	(26,777)	(6,296)

Total stockholders’ equity	850,213	819,283	828,538

Total liabilities and stockholders’ equity	$8,357,816	8,136,432	6,419,142

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Six-Month Period Ended
	December 31,		Years Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$172,575	148,771	304,678	229,634	182,996
Securities:
Government-sponsored enterprise obligations	453	991	1,587	4,662	5,851
Mortgage-backed securities	21,431	26,273	49,531	62,919	80,712
Equity securities available-for-sale	—	63	64	287	1,786
Municipal bonds and other debt	1,446	4,386	8,703	10,935	9,967
Interest-bearing deposits	346	39	393	974	993
Repurchase agreements	—	—	—	162	—
Federal Home Loan Bank stock	2,021	1,424	3,104	3,234	2,918

Total interest and dividend income	198,272	181,947	368,060	312,807	285,223

Interest expense:
Deposits (note 8)	56,577	62,937	129,362	152,745	140,136
Secured borrowings	33,894	37,362	72,562	54,950	55,127

Total interest expense	90,471	100,299	201,924	207,695	195,263

Net interest income	107,801	81,648	166,136	105,112	89,960
Provision for loan losses (note 5)	23,425	13,000	29,025	6,646	729

Net interest income after provision for loan losses	84,376	68,648	137,111	98,466	89,231

Non-interest income (loss):
Fees and service charges	2,938	1,452	3,174	3,022	2,762
Income on bank owned life insurance (note 1)	1,301	1,984	2,910	3,972	3,749
Gain on sales of mortgage loans, net	4,454	66	4,343	605	244
Loss on securities, net (note 4) (a)	(112)	(157,971)	(159,266)	(682)	(3,790)
Other income	426	211	409	456	210

Total non-interest income (loss)	9,007	(154,258)	(148,430)	7,373	3,175

Non-interest expenses:
Compensation and benefits (note 11)	32,713	29,743	60,085	53,886	51,221
Advertising and promotional expense	1,860	1,760	3,635	2,736	3,310
Office occupancy and equipment expense (notes 7 and 12)	7,778	5,542	11,664	10,888	10,470
Federal deposit insurance premiums	4,815	1,357	8,557	445	451
Stationery, printing, supplies and telephone	1,369	1,035	2,088	1,869	1,688
Professional fees	1,861	1,190	2,319	2,008	2,094
Data processing service fees	2,729	2,235	4,588	4,730	4,315
Other operating expenses	3,375	2,319	4,863	4,218	4,068

Total non-interest expenses	56,500	45,181	97,799	80,780	77,617

Income (loss) before income tax expense (benefit).	36,883	(130,791)	(109,118)	25,059	14,789
Income tax expense (benefit) (note 10)	14,321	(53,323)	(44,200)	9,030	(7,477)

Net income (loss)	$22,562	(77,468)	(64,918)	16,029	22,266

Basic and diluted earnings (loss) per share	$0.21	(0.75)	(0.62)	0.15	0.20
Weighted average shares outstanding (note 18)
Basic	109,862,617	103,872,522	104,530,402	105,447,910	111,730,234
Diluted	109,989,048	103,872,522	104,530,402	105,601,764	112,012,064

(a)	Loss on securities of $35.7 million in fiscal year ended June 30, 2009 and the six-month period ended December 31, 2008 was determined to be a non-credit related OTTI charge upon the adoption of ASC 320. For the six-month period ended December 31, 2009, a $1.1 million non-credit related loss is reflected in accumulated other comprehensive income.
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Six-Months Ended December 31, 2009 and
Years ended June 30, 2009, 2008 and 2007

					Unallocated
					Common	Accumulated
		Additional			Stock	Other	Total
	Common	Paid-in	Retained	Treasury	Held by	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	ESOP	Loss	Equity
	(In thousands)
Balance at June 30, 2006	$532	524,972	442,687	—	(40,414)	(11,486)	916,291
Comprehensive income:
Net income	—	—	22,266	—	—	—	22,266
Change in minimum pension liability, net of tax expense of $245	—	—	—	—	—	368	368
Unrealized gain on securities available-for-sale, net of tax expense of $3,273	—	—	—	—	—	5,068	5,068
Reclassification adjustment for losses included in net income, net of tax benefit of $1,347	—	—	—	—	—	2,075	2,075

Total comprehensive income							29,777

Cumulative effect of change in accounting for bank owned life insurance	—	—	5,564	—	—	—	5,564
Purchase of treasury stock (6,473,695 shares)	—	—	—	(96,706)	—	—	(96,706)
Treasury stock allocated to restricted stock plan	—	(25,421)	(312)	25,733	—	—	—
Funded status of postretirement plans upon adoption of ASC 715, net of tax benefit of $2,638	—	—	—	—	—	(3,960)	(3,960)
Compensation cost for stock options and restricted stock	—	5,821	—	—	—	—	5,821
ESOP shares allocated or committed to be released	—	654	—	—	1,418	—	2,072

Balance at June 30, 2007	$532	506,026	470,205	(70,973)	(38,996)	(7,935)	858,859
Comprehensive income:
Net income	—	—	16,029	—	—	—	16,029
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $891	—	—	—	—	—	1,337	1,337
Change in funded status of retirement obligations, net of tax benefit of $107	—	—	—	—	—	(169)	(169)
Unrealized loss on securities available-for-sale, net of tax expense of $260	—	—	—	—	—	(208)	(208)
Reclassification adjustment for losses included in net income	—	—	—	—	—	679	679

Total comprehensive income							17,668

Cumulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (4,339,530 shares)	—	—	—	(60,124)	—	—	(60,124)
Treasury stock allocated to restricted stock plan	—	(1,830)	(290)	2,120	—	—	—
Compensation cost for stock options and restricted stock	—	9,814	—	—	—	—	9,814
ESOP shares allocated or committed to be released	—	603	—	—	1,418	—	2,021

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538
Comprehensive income:
Net loss	—	—	(64,918)	—	—	—	(64,918)
Change in funded status of retirement obligations, net of tax benefit of $431	—	—	—	—	—	(638)	(638)
Unrealized gain on securities available-for-sale, net of tax expense of $728	—	—	—	—	—	808	808
Reclassification adjustment for losses included in net income	—	—	—	—	—	457	457

					Unallocated
					Common	Accumulated
		Additional			Stock	Other	Total
	Common	Paid-in	Retained	Treasury	Held by	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	ESOP	Loss	Equity
	(In thousands)
Total comprehensive loss							(64,291)

Cumulative effect of initial application of ASC 320 on other-than-temporary-impairment net of tax benefit of $14,577	—	—	21,108	—	—	(21,108)	—
Common stock issued out of treasury stock to finance acquisition (6,503,897 shares)	—	—	(42,520)	93,250	—	—	50,730
Purchase of treasury stock (947,633 shares)	—	—	—	(8,673)	—	—	(8,673)
Treasury stock allocated to restricted stock plan	—	(1,711)	(242)	1,953	—	—	—
Compensation cost for stock options and restricted stock	—	11,330	—	—	—	—	11,330
ESOP shares allocated or committed to be released	—	231	—	—	1,418	—	1,649

Balance at June 30, 2009	$532	524,463	399,672	(42,447)	(36,160)	(26,777)	819,283
Comprehensive income:
Net income	—	—	22,562	—	—	—	22,562
Change in funded status of retirement obligations, net of tax expense of $645	—	—	—	—	—	969	969
Unrealized gain on securities available-for-sale, net of tax expense of $1,875	—	—	—	—	—	2,917	2,917
Reclassification adjustment for losses included in net income, net of tax expense of $37	—	—	—	—	—	54	54
Other-than-temporary impairment accretion on debt securities, net of tax expense of $300	—	—	—	—	—	435	435

Total comprehensive income	—	—	—	—	—	—	26,937

Purchase of treasury stock (248,132 shares)	—	—	—	(2,436)	—	—	(2,436)
Treasury stock allocated to restricted stock plan	—	(50)	(23)	73	—	—	—
Compensation cost for stock options and restricted stock	—	5,708	—	—	—	—	5,708
ESOP shares allocated or committed to be released	—	12	—	—	709	—	721

Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six-Month Period Ended
	December 31,		Years Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$22,562	(77,468)	$(64,918)	16,029	22,266
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,429	6,264	12,979	11,835	7,893
Accretion of discounts and amortization of premiums on securities, net	3,242	258	(520)	993	1,552
Amortization of premiums and accretion of fees and costs on loans, net	3,564	1,249	6,599	2,389	1,881
Amortization of intangible assets	366	—	70	—	—
Provision for loan losses	23,425	13,000	29,025	6,646	729
Depreciation and amortization of office properties and equipment	1,980	1,005	2,725	2,760	2,937
Loss on securities, net	21	157,971	159,266	682	3,790
Other-than-temporary impairment losses on securities	91	—	—	—	—
Mortgage loans originated for sale	(288,647)	(203,728)	(753,264)	(139,487)	(41,887)
Proceeds from mortgage loan sales	325,928	196,673	712,295	133,688	39,934
Gain on sales of mortgage loans, net	(2,633)	(66)	(4,343)	(605)	(244)
Gain on sale of REO	(38)	—	—	—	—
Income on bank owned life insurance	(1,301)	(1,984)	(2,910)	(3,972)	(3,749)
Decrease (increase) in accrued interest receivable	349	(5,215)	(7,123)	(2,898)	(3,247)
Deferred tax benefit	1,595	(66,203)	(65,275)	(1,602)	(14,016)
(Increase) decrease in other assets	(36,604)	251	242	(1,742)	(236)
(Decrease) increase in other liabilities	(19,394)	6,485	14,232	(1,038)	(1,580)

Total adjustments	18,373	105,960	103,998	7,649	(6,243)

Net cash provided by operating activities	40,935	28,492	39,080	23,678	16,023

Cash flows from investing activities:
Purchases of loans receivable	(452,295)	(822,110)	(1,264,804)	(996,320)	(665,166)
Net (originations) repayments of loans receivable	(66,342)	(140,174)	226,936	(58,005)	32,788
Net proceeds from sale of foreclosed real estate	106	—	—	138	—
Proceeds from sale of non performing loan	21,178	—	—	—	—
Gain on sale of loan	(1,820)	—	—	—	—
Mortgage-backed securities available-for-sale received in like-kind exchange	—	(3,911)	—	—	—
Purchases of mortgage-backed securities held-to-maturity	—	—	—	—	(22,696)
Purchases of debt securities held-to-maturity	—	—	—	(23,118)	(46,362)
Purchases of mortgage-backed securities available for sale	(179,756)	—	(104,186)	—	—
Purchases of other investments available-for-sale	(250)	(100)	(100)	(1,400)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	125,721	95,436	221,680	247,018	290,649
Proceeds from calls/maturities on debt securities held-to-maturity	2,660	19,612	19,553	98,876	10,137
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	61,110	20,797	56,345	56,205	89,170
Proceeds from sales of mortgage-backed securities held-to-maturity	—	—	—	—	22,942
Proceeds from sales of mortgage-backed securities available-for-sale	—	—	—	—	161,112
Proceeds from maturities of US Government and Agency Obligations available-for-sale	5,000	—	—	—	—
Purchase of US Government and Agency Obligations held to maturity	—	—	(109,997)	—	—
Proceeds from maturities of US Government and Agency Obligations held to maturity	155	—	120,120	—	—

	Six-Month Period Ended
	December 31,		Years Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
Redemption of equity securities available-for-sale	—	4,774	863	—	—
Proceeds from sales of equity securities available-for-sale	—	—	—	250	3,681
Proceeds from call of equity securities available-for-sale	—	—	—	—	35,000
Proceeds from redemptions of Federal Home Loan Bank stock	10,756	30,578	53,349	35,208	48,908
Purchases of Federal Home Loan Bank stock	(4,905)	(56,228)	(61,950)	(62,074)	(36,651)
Purchases of office properties and equipment	(5,122)	(4,805)	(9,055)	(3,818)	(2,098)
Purchase of bank owned life insurance	—	—	—	—	(282)
Cash consideration paid for acquisitions, net of cash received	220,944	—	(4,225)	—	—

Net cash used in investing activities	(262,860)	(856,131)	(855,471)	(707,040)	(78,868)

Cash flows from financing activities:
Net increase in deposits	107,387	262,363	1,017,256	202,087	348,827
Net (decrease) increase in funds borrowed under short-term repurchase agreements	—	(25,000)	(25,000)	(135,000)	(165,000)
Proceeds from funds borrowed under other repurchase agreements	—	55,000	90,000	640,000	360,000
Repayments of funds borrowed under other repurchase agreements	(110,000)	(120,000)	(205,000)	(210,000)	(585,000)
Net (decrease) increase in other borrowings	(20,013)	659,986	235,249	229,873	182,970
Net increase in advance payments by borrowers for taxes and insurance	2,836	256	3,299	3,767	2,354
Purchase of treasury stock	(2,436)	(1,097)	(4,479)	(60,124)	(96,706)

Net cash (used in) provided by financing activities	(22,226)	831,508	1,111,325	670,603	47,445

Net (decrease) increase in cash and cash equivalents	(244,151)	3,869	294,934	(12,759)	(15,400)
Cash and cash equivalents at beginning of year	317,757	22,823	22,823	35,582	50,982

Cash and cash equivalents at end of year	$73,606	26,692	317,757	22,823	35,582

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$68	—	—	138	—
Cash paid during the year for:
Interest	$91,055	98,126	201,081	205,660	196,170
Income taxes	$14,574	8,815	22,989	9,217	9,662
Fair value of assets acquired	$2,230	—	628,847	—	—
Goodwill and core deposit intangible	$4,850	—	21,549	—	—
Liabilities assumed	$228,024	—	595,440	—	—
Common stock issued for American Bancorp of NJ acquisition	$—	—	50,730	—	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and June 30, 2009, 2008 and 2007
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
Effective December 31, 2009, the Company changed its fiscal year end from June 30 to December 31. The six month period ended December 31, 2009 is the Company’s transitional period for its change in fiscal year end.
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
(b) Cash Equivalents
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $2.0 million at December 31, 2009 and $5.0 million at June 30, 2009. Prior to October 2008, we did not receive interest on our cash reserves at the Federal Reserve Bank. Effective October 1, 2008 as a result of the Emergency Economic Stabilization Act of 2008, we began earning interest on our cash reserves at a rate of interest indexed to the target federal funds rates.
(c) Securities
Securities include securities held-to-maturity and securities available-for-sale. Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent not to sell and the Company would not be required to sell prior to maturity, they are classified as held-to-maturity securities. Such securities are stated at amortized cost, adjusted for unamortized purchase premiums and discounts. Securities in the available-for-sale category are debt and mortgage-backed securities which the Company may sell prior to maturity, and all marketable equity securities. Available-for-sale securities are reported at fair value with any unrealized appreciation or depreciation, net of tax effects, reported as accumulated other comprehensive income/loss in stockholders’ equity. Discounts and premiums on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Realized gains and losses are recognized when securities are sold or called using the specific identification method.
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
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial real estate, multi-family and construction loans with an outstanding balance greater than $3.0 million and on non-accrual status. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.
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
(h) Bank Owned Life Insurance
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $106.7 million at December 31, 2009 and $105.8 million at June 30, 2009 and $90.2 million at June 30, 2008, claims stabilization reserve of $7.2 million at December 31, 2009, $6.5 million at June 30, 2009 and $4.7 million at June 30, 2008 and deferred acquisition costs of $685,000 at December 31, 2009, $900,000 at June 30, 2009 and $1.2 million at June 30, 2008. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at December 31, 2009, June 30, 2009 and 2008.
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

(j) Real Estate Owned
Real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. Such assets are carried at the lower of cost or fair value, less estimated selling costs, based on independent appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, decreases in the properties’ estimated fair value which are charged to income along with any additional property maintenance and protection expenses incurred in owning the property.
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
(l) Income Taxes
The Company records income taxes in accordance with ASC 740 “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.
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
The employee stock ownership plan (ESOP) is accounted for in accordance with the provisions of Statement ASC 718-40, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost.

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
(2) Business Combinations
On October 16, 2009, the Company completed the acquisition of six New Jersey bank branches and approximately $227.0 million of deposits from Banco Popular North America. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805, “Business Combinations,” as amended. The Company did not purchase any loans as part of the transaction. The transaction generated approximately $4.9 million in goodwill.
On May 31, 2009, the Company completed the acquisition of American Bancorp of New Jersey, Inc. (“American”), the holding company of American Bank of New Jersey, a federal savings bank with approximately $670 million in assets and five full-service branches in northern New Jersey. The acquisition was accounted for under the purchase method of accounting as prescribed by ASC 805, “Business Combinations,” as amended. Accordingly, American’s results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill. The purchase price of $98.2 million was paid through a combination of the Company’s common stock (6,503,897 shares) and cash of $47.5 million. The transaction generated approximately $17.6 million in goodwill and $3.9 million in core deposit intangibles subject to amortization beginning June 1, 2009. American Bank was merged into the Bank as of the acquisition date.
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
Stock Repurchase Programs
At its January 2008 meeting, the Board of Directors approved a third share repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. Under the stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. During the six month period ended December 31, 2009, the Company purchased 248,132 shares at a cost of $2.4 million, or approximately $9.79 per share. Of the shares purchased through December 31, 2009, 1,933,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use. At December 31, 2009, there are 2,878,804 shares yet to be purchased under the current plan.

(4) Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities are as follows:

	At December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
Equity securities	$1,832	221	—	2,053
GSE debt securities	25,013	26	—	25,039

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	206,877	2,725	80	209,522
Federal National Mortgage Association	158,678	2,197	448	160,427
Government National Mortgage Association	10,504	25	79	10,450
Non-agency securities	67,290	284	3,822	63,752

Total mortgage-backed securities available for sale	443,349	5,231	4,429	444,151

Total securities available-for-sale	$470,194	5,478	4,429	471,243

Held-to-maturity
Debt securities:
Government Sponsored Enterprises	$15,226	731	1	15,956
Municipal bonds	10,259	196	4	10,451
Corporate and other debt securities	21,411	18,015	1,617	37,809

	46,896	18,942	1,622	64,216

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	358,998	10,565	159	369,404
Government National Mortgage Association	3,880	277	—	4,157
Federal National Mortgage Association	236,109	9,268	24	245,353
Federal housing authorities	2,549	231	—	2,780
Non-agency securities	69,009	47	1,561	67,495

Total mortgage-backed securities held-to-maturity	670,545	20,388	1,744	689,189

Total securities held-to-maturity	$717,441	39,330	3,366	753,405

Total securities	$1,187,635	44,808	7,795	1,224,648

	At June 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
Equity securities	$1,583	15	—	1,598
GSE debt securities	30,051	28	—	30,079

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	151,450	1,276	8	152,718
Federal National Mortgage Association	94,967	1,661	11	96,617
Government National Mortgage Association	275	25	—	300
Non-agency securities	80,523	137	6,956	73,704

Total mortgage-backed securities available for sale	327,215	3,099	6,975	323,339

Total securities available-for-sale	$358,849	3,142	6,975	355,016

Held-to-maturity
Debt securities:
Government Sponsored Enterprises	$18,238	924	1	19,161
Municipal bonds	10,420	211	7	10,624
Corporate and other debt securities	20,727	2,332	2,930	20,129

	49,385	3,467	2,938	49,914

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	429,969	10,426	307	440,088
Federal National Mortgage Association	278,272	8,682	134	286,820
Government National Mortgage Association	4,269	348	—	4,617
Federal housing authorities	2,654	254	—	2,908
Non-agency securities	81,494	—	4,539	76,955

Total mortgage-backed securities held-to-maturity	796,658	19,710	4,980	811,388

Total securities held-to-maturity	$846,043	23,177	7,918	861,302

Total securities	$1,204,892	26,319	14,893	1,216,318

	At June 30, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-sale
Equity securities	$6,655	—	141	6,514
GSE debt securities	—	—	—	—

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	51,256	182	241	51,197
Federal National Mortgage Association	49,393	174	203	49,364
Government National Mortgage Association	—	—	—	—
Non-agency securities	101,555	6	5,604	95,957

Total mortgage-backed securities available for sale	202,204	362	6,048	196,518

Total securities available-for-sale	$208,859	362	6,189	203,032

Held-to-maturity
Debt securities:
Government Sponsored Enterprises	$46,703	443	94	47,052
Municipal bonds	10,574	212	13	10,773
Corporate and other debt securities	178,669	—	43,142	135,527

	235,946	655	43,249	193,352

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	551,708	1,307	8,181	544,834
Federal National Mortgage Association	354,493	1,139	4,629	351,003
Government National Mortgage Association	5,052	270	—	5,322
Federal housing authorities	2,849	228	—	3,077
Non-agency securities	105,006	—	4,541	100,465

Total mortgage-backed securities held-to-maturity	1,019,108	2,944	17,351	1,004,701

Total securities held-to-maturity	$1,255,054	3,599	60,600	1,198,053

Total securities	$1,463,913	3,961	66,789	1,401,085

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
Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009, June 30, 2009 and 2008, were as follows:

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$33,595	80	—	—	33,595	80
Federal National Mortgage Association	63,527	446	16	2	63,543	448
Government National Mortgage Association	10,168	79	—	—	10,168	79
Non-agency securities	4,563	370	26,736	3,452	31,299	3,822

Total available-for sale	111,853	975	26,752	3,454	138,605	4,429

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	225	1	225	1
Municipal bonds	—	—	1,035	4	1,035	4
Corporate and other debt securities	1,024	1,617	—	—	1,024	1,617

	1,024	1,617	1,260	5	2,284	1,622

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,860	159	—	—	5,860	159
Federal National Mortgage Association	2,699	5	5,392	19	8,091	24
Non-agency securities	16,352	257	42,308	1,304	58,660	1,561

	24,911	421	47,700	1,323	72,611	1,744

Total held-to-maturity	25,935	2,038	48,960	1,328	74,895	3,366

Total	$137,788	3,013	75,712	4,782	213,500	7,795

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$947	8	—	—	947	8
Federal National Mortgage Association	8,587	11	—	—	8,587	11
Non-agency securities	359	109	67,149	6,847	67,508	6,956

Total available-for sale	9,893	128	67,149	6,847	77,042	6,975

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	237	1	—	—	237	1
Municipal bonds	—	—	1,193	7	1,193	7
Corporate and other debt securities	9,238	2,930	—	—	9,238	2,930

	9,475	2,931	1,193	7	10,668	2,938

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	19,968	171	7,980	136	27,948	307
Federal National Mortgage Association	14,170	28	13,841	106	28,011	134
Non-agency securities	—	—	76,955	4,539	76,955	4,539

	34,138	199	98,776	4,781	132,914	4,980

Total held-to-maturity	43,613	3,130	99,969	4,788	143,582	7,918

Total	$53,506	3,258	167,118	11,635	220,624	14,893

	June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Available-for-sale:
Equity securities	$1,238	141	—	—	1,238	141
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	24,517	241	—	—	24,517	241
Federal National Mortgage Association	25,622	203	—	—	25,622	203
Non-agency securities	63,155	3,946	30,428	1,658	93,583	5,604

Total available-for sale:	114,532	4,531	30,428	1,658	144,960	6,189

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	14,906	94	—	—	14,906	94
Municipal bonds	1,341	13	—	—	1,341	13
Corporate and other debt securities	105,855	32,316	29,672	10,826	135,527	43,142

	122,102	32,423	29,672	10,826	151,774	43,249

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	228,833	3,428	157,496	4,753	386,329	8,181
Federal National Mortgage Association	180,992	1,978	94,077	2,651	275,069	4,629
Non-agency securities	51,314	1,778	49,151	2,763	100,465	4,541

	461,139	7,184	300,724	10,167	761,863	17,351

Total held-to-maturity	583,241	39,607	330,396	20,993	913,637	60,600

Total	$697,773	44,138	360,824	22,651	1,058,597	66,789

For our debt securities that have a estimated fair value less than the amortized cost basis, the gross unrealized losses were primarily in our non-agency mortgage-backed securities and our corporate and other debt securities portfolios, which accounted for 89.8% of the gross unrealized losses at December 31, 2009. The total estimated fair value of our non-agency mortgage-backed securities and our corporate and other debt securities portfolios represented 13.8% of our total investment portfolio at December 31, 2009. The estimated fair value of our non-agency mortgage-backed and our corporate and other debt securities portfolios have been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities.
Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set at the time of purchase in the investment policy of the Company. At December 31, 2009, the significant portion of the portfolio was comprised of 28 non-agency mortgage-backed securities with an amortized cost of $135.2 million and an estimated fair value of $130.1 million. These securities were originated in the period 2002-2004 and are performing largely in accordance with contractual terms. During the year, three securities with an aggregate amortized cost of $17.2 million at December 31, 2009 were downgraded by credit rating agencies to Aa, A and Ba. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether OTTI existed as of December 31, 2009. Under certain stress scenarios estimated future losses may arise. Management determined that one non-agency mortgage-backed security, which was classified as available for sale and had a rating of Ba, with an amortized cost of $6.9 million and an estimated fair value of $5.8 million at December 31, 2009 had expected cash flows such that it is “probable” that the full amortized cost will not be received and as such a credit-related OTTI charge of $91,000 was recorded at December 31, 2009.
Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, (TruPS) principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at date of purchased and at June 30, 2008. At December 31, 2008, we recorded a pre-tax $156.7 million (unaudited) other-than-temporary impairment, or OTTI, charge to reduce the carrying amount of our investment in bank pooled trust preferred securities to the securities’ estimated fair values totaling $20.7 million. The decision to recognize the OTTI charge was based on the severity of the decline in the market values of these securities at that time and the unlikelihood of any near-term market value recovery. The significant decline in the market value occurred primarily as a result of deteriorating national economic conditions, rapidly increasing amounts of non-accrual and delinquent loans at some of the underlying issuing banks, and credit rating downgrades by Moody’s. In March 2009, Moody’s again downgraded the credit ratings of substantially all the securities in our portfolio due to the continued credit crisis, weak economic conditions and the sharp increase in the number of interest payment deferrals and defaults. As a result, at December 31, 2009 only 2 securities are investment grade (Baa and higher).
The Company adopted ASC 320, “Investments — Debt and Equity Securities,” on April 1, 2009. Under this guidance, the difference between the present value of the cash flows expected to be collected and the amortized cost basis is deemed to be the credit loss. The present value of the expected cash flows is calculated based on the contractual terms of each security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. The guidance also required management to determine the amount of any previously recorded OTTI charges on the TruPS that were related to credit and all other non-credit factors. In accordance with ASC 320, management considered the deteriorating financial condition of the U.S. banking sector, the credit rating downgrades, the accelerating pace of banks deferring or defaulting on their trust preferred debt, and the increasing amounts of non-accrual and delinquent loans at the underlying issuing banks. The aforementioned analysis was incorporated into the present value of the cash flows expected to be collected for each of these securities and management determined that $35.7 million of the previously recorded pre-tax OTTI charge was due to other non-credit factors. In accordance with ASC 320, the Company recognized a cumulative effect of initially applying ASC 320 as a $21.1 million after-tax adjustment to retained earnings with a corresponding adjustment to AOCI. At June 30, 2009, the Company recorded an additional $1.3 million pre-tax credit related OTTI charge on these securities.
For December 31, 2009, we engaged an independent valuation firm to value our TruPS portfolio and prepare our OTTI analysis. The independent valuation firm assisted us in evaluating the credit and performance of each underlying issuer in deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cashflows for each security. At December 31, 2009, management deemed that there was no deterioration in projected discounted cashflows since the prior period for each of its TruPS and did not recognize an OTTI charges for the six months ended December 31, 2009. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.
At June 30, 2009 and 2008, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates and credit spreads. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. Therefore, as of December 31, 2009, June 30, 2009 and 2008, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.
There were no sales from the held-to-maturity portfolio during the six month period ended December 31, 2009 and for the years ended June 30, 2009 and 2008; however, the Company realized an $18,000 gain on the call of debt securities for the year ended June 30, 2008. During the year ended June 30, 2007, proceeds from sales of securities from the held-to-maturity portfolio were $22.9 million resulting in gross realized losses of $364,000 and the Company also realized a $4,000 loss on the call of a debt security.
There were no sales from the available-for-sale portfolio during the six month period ended December 31, 2009 and for the year ended June 30, 2009. For the years ended June 30, 2008 and 2007, proceeds from sales of securities from the available-for-sale portfolio were $250,000 and $164.8 million, respectively, which resulted in gross realized losses of $27,000 and $3.4 million, respectively.
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	December 31, 2009
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$25,013	25,039
Due after one year through five years	20,109	20,930
Due after five years through ten years	246	245
Due after ten years	26,541	43,041

Total	$71,909	89,255

A portion of the Company’s securities are pledged to secure borrowings. See Note 9 for additional information.
(5) Loans Receivable, Net
Loans receivable, net are summarized as follows:

	December 31,	June 30,
	2009	2009	2008
		(In thousands)
Residential mortgage loans:
One- to four-family	$4,756,042	4,690,335	3,989,334
FHA	17,514	18,564	20,229
Multi-family loans	612,743	482,783	82,711
Commercial real estate loans	730,012	433,204	142,396
Construction loans	334,480	346,967	260,177
Commercial & industrial loans	23,159	15,665	47
Consumer and other loans	178,177	184,198	168,819

Total loans	6,652,127	6,171,716	4,663,713

Premiums on purchased loans, net	22,958	21,313	22,622
Deferred loan fees, net	(4,574)	(3,252)	(2,620)
Allowance for loan losses	(55,052)	(46,608)	(13,565)

	$6,615,459	6,143,169	4,670,150

A substantial portion of the Company’s loans are secured by real estate located in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. See Note 12 for further discussion of concentration of credit risk.

An analysis of the allowance for loan losses is as follows:

	Six Month Period Ended
	December 31,		Year Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
		(In thousands)
Balance at beginning of year	$46,608	13,565	13,565	6,951	6,369

Loans charged off	(15,025)	(16)	(25)	(33)	(151)
Recoveries	44	—	—	1	4

Net charge-offs	(14,981)	(16)	(25)	(32)	(147)
Allowance from acquisition	—	—	4,043	—	—
Provision for loan losses	23,425	13,000	29,025	6,646	729

Balance at end of year	$55,052	26,549	46,608	13,565	6,951

Included in loans receivable were non-accrual loans totaling $120.2 million at December 31, 2009, $121.7 million at June 30, 2009 and $19.4 million at June 30, 2008. During the six month period ended December 31, 2009 and 2008 and the year ended June 30, 2009, the total amount of interest income received on non-accrual loans outstanding totaled $1.0 million, $164,000 (unaudited) and $1.1 million, respectively, and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms totaled $2.3 million, $2.3 million (unaudited) and $7.5 million, respectively. During the years ended June 30, 2008 and 2007, the total amount of interest income received on non-accrual loans outstanding and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms were immaterial. The Company is not committed to lend additional funds to borrowers with loans on non-accrual status.
At December 31, 2009, June 30, 2009 and 2008, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $48.4 million, $76.3 million and $11.0 million respectively, with allocations of the allowance for loan losses of $6.1 million, $12.8 million and $1.5 million, respectively. During the six month period ended December 31, 2009 and the year ended June 30, 2009, interest income received and recognized on these loans totaled $680,000 and $534,000, respectively. For the six month period ended December 31, 2008 (unaudited), and years ended June 30, 2008 and 2007, the interest income received and recognized on these loans was immaterial. The average balance of impaired loans was $58.2 million, $48.2 million, $2.2 million and $6.8 million during the six month period ended December 31, 2009 and years ended June 30, 2009, 2008 and 2007, respectively.
During the year ended June 30, 2008, the Company began selling loans on a servicing-retained basis. Loans serviced for others amounted to $620.4 million, $365.7 million and $62.6 million at December 31, 2009, June 30, 2009 and 2008, respectively, all of which relate to residential mortgage loans. At December 31, 2009, June 30, 2009 and 2008, the servicing asset, included in intangible assets, had an estimated fair value of $5.5 million, $4.5 million and $922,000, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 9.0%, a weighted average constant prepayment rate on mortgages of 12.3% and a weighted average life of 6.4 years.
(6) Accrued Interest Receivable
Accrued interest receivable is summarized as follows:

	December 31,	June 30,
	2009	2009	2008
	(In thousands)
Securities	$4,543	5,225	6,041
Loans receivable	32,399	32,066	21,675

	$36,942	37,291	27,716

(7) Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,	June 30,
	2009	2009	2008
	(In thousands)
Land	$9,339	8,301	5,702
Office buildings	23,637	22,286	14,108
Leasehold improvements	17,239	15,912	14,638
Furniture, fixtures and equipment	17,131	16,774	18,265
Construction in process	3,190	2,529	1,661

	70,536	65,802	54,374
Less accumulated depreciation and amortization	21,152	21,660	24,664

	$49,384	44,142	29,710

Depreciation and amortization expense for the six month periods ended December 31, 2009 and 2008 and years ended June 30, 2009, 2008 and 2007 was $2.0 million, $1.0 million (unaudited), $2.7 million, $2.8 million and $2.9 million, respectively.
(8) Deposits
Deposits are summarized as follows:

	December 31,			June 30,
	2009			2009			2008
	Weighted		%	Weighted		%	Weighted		%
	Average		of	Average		of	Average		of
	Rate	Amount	Total	Rate	Amount	Total	Rate	Amount	Total
				(Dollars in thousands)
Savings	1.64%	$877,421	15.02%	1.99%	779,678	14.16%	1.96%	417,196	10.51%
Checking accounts	0.81	927,675	15.88	0.84	898,816	16.33	1.28	401,100	10.10
Money market deposits	1.26	742,618	12.72	1.76	521,425	9.47	2.06	229,018	5.77

Total transaction accounts	1.21	2,547,714	43.62	1.46	2,199,919	39.96	1.72	1,047,314	26.38
Certificates of deposit	2.18	3,292,929	56.38	2.80	3,305,828	60.04	3 71	2,922,961	73.62

Total deposits	1.77%	$5,840,643	100.00%	2.27%	5,505,747	100.00%	3.18%	3,970,275	100.00%

Scheduled maturities of certificates of deposit are as follows:

	December 31, 2009	June 30, 2009
	(In thousands)
Within one year	$2,373,901	2,625,585
One to two years	610,301	346,582
Two to three years	188,260	230,255
Three to four years	29,516	29,656
After four years	90,951	73,750

	$3,292,929	3,305,828

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.10 billion at December 31, 2009 and June 30, 2009.
Interest expense on deposits consists of the following:

	Six month period ended
	December 31,		Year Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
Savings	$7,615	3,650	10,568	7,718	4,685
Checking accounts	4,426	2,842	11,668	7,329	7,473
Money market deposits	4,392	3,024	6,466	5,005	3,596
Certificates of deposit	40,144	53,421	100,660	132,693	124,382

	$56,577	62,937	129,362	152,745	140,136

(9) Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,		June 30,
	2009		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Principal	Rate	Principal	Rate	Principal	Rate
			(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$310,000	3.94%	420,000	3.98%	560,000	3.87%
Other brokers	440,000	4.65	440,000	4.65	440,000	4.79

Total funds borrowed under repurchase agreements	750,000	4.36	860,000	4.32	1,000,000	4.27
Other borrowed funds:
FHLB advances	850,542	3.79	870,555	3.66	563,583	3.50

Total borrowed funds	$1,600,542	4.05	1,730,555	3.99	1,563,583	3.99

Borrowed funds had scheduled maturities as follows:

	December 31		June 30,
	2009		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Principal	Rate	Principal	Rate	Principal	Rate
			(Dollars in thousands)
Within one year	$355,000	4.05%	305,000	3.46%	333,000	3.31%
One to two years	520,000	4.32	595,000	4.46	285,000	3.78
Two to three years	380,542	3.92	430,555	3.81	440,000	4.68
Three to four years	240,000	3.90	280,000	3.90	225,583	4.04
Four to five years	55,000	3.38	70,000	3.76	230,000	3.93
After five years	50,000	3.86	50,000	3.86	50,000	3.86

Total borrowed funds	$1,600,542	4.05	1,730,555	3.99	1,563,583	3.99

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
The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,	June 30,
	2009	2009	2008
		(In thousands)
Amortized cost of collateral:
Debt securities	$25,004	28,009	40,120
Mortgage-backed securities	993,133	934,805	1,023,408

Total amortized cost of collateral	$1,018,137	962,814	1,063,528

Fair value of collateral:
Debt securities	$25,752	28,948	40,423
Mortgage-backed securities	1,014,226	946,073	1,009,985

Total fair value of collateral	$1,039,978	975,021	1,050,408

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.
During the six month periods ended December 31, 2009 and 2008 and years ended June 30, 2009 and 2008, the maximum month-end balance of the repurchase agreements was $860.0 million, $960.0 million (unaudited), $960.0 million and $1.11 billion, respectively. The average amount of repurchase agreements outstanding during the six month periods ended December 31, 2009 and 2008 and years ended June 30, 2009 and 2008 was $823.6 million, $913.8 million (unaudited), $902.3 million and $999.7 million, respectively, and the average interest rate was 4.43%, 4.46% (unaudited) 4.38% and 4.58%, respectively.
At December 31, 2009, the Company had a 12-month commitment for overnight and one month lines of credit with the FHLB and other institutions totaling $250 million, of which no balance was outstanding under the overnight line and no balances were outstanding under the one month line at December 31, 2009. Both lines of credit are priced at the federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily.

(10) Income Taxes
The components of income tax expense (benefit) are as follows:

	Six month period ended		Year Ended
	December 31,		June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
Current tax expense:
Federal	$15,850	12,748	22,925	10,020	5,166
State	16	90	106	612	1,373

	15,866	12,838	23,031	10,632	6,539

Deferred tax (benefit) expense:
Federal	(4,935)	(54,320)	(57,386)	(1,335)	6,565
State	3,390	(11,841)	(9,845)	(267)	(20,581)

	(1,545)	(66,161)	(67,231)	(1,602)	(14,016)

Total income tax expense (benefit)	$14,321	(53,323)	(44,200)	9,030	(7,477)

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Six month period ended		Year Ended
	December 31,		June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
“Expected” federal income tax expense	$12,909	(45,777)	(38,191)	8,770	5,177
State tax, net	2,214	(7,638)	(6,330)	224	(12,486)
Bank owned life insurance	(455)	(694)	(1,005)	(1,391)	(1,293)
Change in valuation allowance for federal deferred tax assets	(1,110)	176	407	281	1,075
Dividend received deduction	—	—	—	—	(339)
ESOP fair market value adjustment	4	100	81	211	229
Non-deductible compensation	697	458	742	455	—
Other	62	52	96	480	160

Total income tax expense (benefit)	$14,321	(53,323)	(44,200)	9,030	(7,477)

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,	June 30,
	2009	2009	2008
	(In thousands)
Deferred tax asset:
Employee benefits	$13,605	15,533	11,621
Deferred compensation	1,016	1,034	1,506
State net operating loss (NOL) carryforwards	2,585	5,761	9,882
Intangible assets	16	302	830
Allowance for loan losses	19,725	11,670	5,482
Premises and equipment, differences in depreciation	—	—	131
Net unrealized loss on securities	13,960	16,171	2,323
Net other than temporary impairment loss on securities	49,479	49,442	—
New Jersey alternative minimum assessment	2,402	2,402	2,402
Capital losses on securities	2,533	2,533	2,053
Contribution to charitable foundation	1,418	4,708	6,887
ESOP	1,517	1,021	646
Allowance for delinquent interest	4,807	3,712	353
Federal NOL carryforwards	4,391	4,391	—
Fair value adjustments related to acquisition	2,539	2,903	—
Other	592	1,934	1,173

Gross deferred tax asset	120,585	123,517	45,289
Valuation allowance	(3,642)	(4,734)	(4,268)

	116,943	118,783	41,021

Deferred tax liability:
Discount accretion	(12)	322	319
Premises and equipment, differences in depreciation	(188)	6	—

Gross deferred tax liability	(200)	328	319

Net deferred tax asset	$117,143	118,455	40,702

A deferred tax asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. Although the Company is in a cumulative three year loss position as a result of the OTTI charge recorded in December 2008, based on our ability to carry back losses for five years and the projections of future taxable income, management believes that it is more likely than not that the Company will realize the net deferred tax asset.
At December 31, 2009, June 30, 2009 and 2008, the Company had State net operating loss carry forwards of approximately $44.2 million, $98.6 million and $169.0 million, respectively. Based upon projections of future taxable income for the periods in which net operating loss carry forwards are available and the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.
At December 31, 2009, the Company had gross unrealized losses totaling $158.0 million pertaining to our trust preferred securities which were recognized as OTTI charges during the year ended June 30, 2009. Based upon projections of future taxable income and the ability to carry back losses for five years, management believes it is more likely than not the Company will realize the deferred tax asset.
A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At December 31, 2009, June 30, 2009 and 2008, the valuation allowance was $3.6 million, $4.7 million and $4.3 million, respectively. During the six months ended December 31, 2009, the Company reversed a previously established valuation allowance on the contribution to the charitable foundation as management believes that is more likely than not that the Company will realize the deferred to tax asset based on the projection of future taxable income. The majority of the valuation allowance at June 30, 2009 and 2008 pertains to the contribution to the charitable foundation and capital losses on securities.
Retained earnings at December 31, 2009 included approximately $40.7 million for which deferred income taxes of approximately $16.6 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2009, June 30, 2009 and June 30, 2008.
The Company files income tax returns in the United States federal jurisdiction and in the state of New Jersey jurisdiction. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2005. Currently, the Company is not under examination by any taxing authority.
(11) Benefit Plans
Defined Benefit Pension Plan
The Company maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company’s required contribution and pension cost was $941,000, $1.7 million, $2.0 million and $2.1 million in six month period ended December 31, 2009, fiscal 2009, 2008 and 2007, respectively. The accrued pension liability was $1.2 million, $1.3 million and $949,000 at December 31, 2009, June 30, 2009 and 2008, respectively.
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
The following table sets forth information regarding the SERP and the directors’ defined benefit plan:

	Six Month
	Period Ended
	December 31,	Year Ended June 30,
	2009	2009	2008
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$17,307	15,862	16,531
Service cost	293	543	456
Interest cost	525	1,054	958
Actuarial (gain) loss	(1,423)	1,000	1,065
Benefits paid	(642)	(1,152)	(3,148)

Benefit obligation at end of year	$16,060	17,307	15,862

Funded status	$(16,060)	(17,307)	(15,862)

The underfunded pension benefits of $16.1 million, $17.3 million and $15.9 million at December 31, 2009 and June 30, 2009 and 2008, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2009 and June 30, 2009 and 2008 are summarized in the following table.

	Six Month
	Period Ended
	December 31,	Year Ended June 30,
	2009	2009	2008
	(In thousands)
Prior service cost	$537	585	683
Net actuarial loss	2,044	3,559	2,697

Total amounts recognized in accumulated other comprehensive income	$2,581	4,144	3,380

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $14.3 million, $15.8 million and $15.0 million at December 31, 2009 and June 30, 2009 and 2008, respectively. The measurement date for our SERP, directors’ plan is December 31 for the six month period ended December 31, 2009 and June 30 for fiscal years 2009 and 2008.
The weighted-average actuarial assumptions used in the plan determinations at December 31, 2009 and June 30, 2009 and 2008 were as follows:

	Six Month
	Period Ended
	December 31,	Year Ended June 30,
	2009	2009	2008
Discount rate	5.61%	6.18%	6.75%
Rate of compensation increase	3.58	3.56	3.64
The components of net periodic benefit cost are as follows:

	Six Month
	Period Ended
	December 31,		Year Ended June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
Service cost	$293	225	543	456	1,184
Interest cost	525	513	1,054	958	898
Amortization of:
Prior service cost	49	49	97	98	19
Net loss	91	64	138	114	150

Total net periodic benefit cost	$958	851	1,832	1,626	2,251

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Six Month
	Period Ended
	December 31,	Year Ended June 30,
	2009	2009	2008	2007
Discount rate	6.18%	6.75%	6.25%	6.25%
Rate of compensation increase	3.56	3.64	5.05	6.82
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2010	$1,115
2011	1,098
2012	1,127
2013	1,123
2014	1,102
2015 through 2018	5,224
Summit Federal Benefit Plans
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At December 31, 2009, June 30, 2009 and 2008, the pension plan had an accrued liability of $990,000, $917,000 and $230,000, respectively. At December 31, 2009, June 30, 2009 and 2008, the charges recognized in accumulated other comprehensive loss for the pension plan were $1.2 million, $1.2 million and $983,000, respectively. At December 31, 2009, June 30, 2009 and 2008, the SERP plan had an accrued liability of $911,000, $890,000 and $946,000, respectively. At December 31, 2009, June 30, 2009 and 2008, the charges recognized in accumulated other comprehensive loss for the SERP plan were $98,000, $125,000 and $239,000, respectively. For the six month periods ended December 31, 2009 and 2008 and the years ended June 30, 2009, 2008 and 2007, the expense related to these plans was $131,000, $175,000 (unaudited), $561,000, $140,000 and $139,000, respectively.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the six month period ended December 31, 2009 and 2008 years ended June 30, 2009, 2008 and 2007 were $305,000, $249,000 (unaudited), $572,000, $477,000 and $406,000, respectively.
Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at December 31, 2009 was $37.7 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
At December 31, 2009, shares allocated to participants were 709,013 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 3,545,059 at December 31, 2009, and had a fair market value of $38.8 million. ESOP compensation expense for the six month periods ended December 31, 2009 and 2008 and years ended June 30, 2009, 2008 and 2007 was $722,000, $995,000 (unaudited), $1.6 million, $2.0 million and $2.1 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.
The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. During the six month period ended December 31, 2009 and 2008 and years ended June 30, 2009, 2008 and 2007 compensation expense related to this plan amounted to $100,000, $0 (unaudited), $0, $225,000, and $186,000, respectively.

Equity Incentive Plan
At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. On November 20, 2006, certain officers and employees and a service vendor of the Company were granted in aggregate 2,790,000 stock options and 1,120,000 shares of restricted stock, and non-employee directors received in aggregate 1,367,401 stock options and 546,959 shares of restricted stock. On December 1, 2006, certain other officers and employees of the Company were granted a total of 290,000 options. The Company adopted ASC 718, “Compensation- Stock Compensation”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.
During the six month period ended December 31, 2009, the Compensation and Benefits Committee approved the issuance of an additional 5,000 restricted stock awards and 10,000 stock options to one officer. During the year ended June 30, 2009, the Compensation and Benefits Committee approved the issuance of an additional 125,000 restricted stock awards and 365,000 stock options to certain officers. During the year ended June 30, 2008, the Compensation and Benefits Committee approved the issuance of an additional 136,742 restricted stock awards and 341,851 stock options to the independent directors of the Board. Additionally, during the year ended June 30, 2008, 10,000 stock options were issued to certain officers. The awards were made pursuant to the shareholder approved 2006 Equity Incentive Plan.
ASC 718 also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in the six month period ended December 31, 2009 and 2008, and fiscal years 2009, 2008 and 2007. In accordance with ASC 718, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
Stock options generally vest over a five-year service period. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under ASC 718. The 7-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option, which is ten years. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.
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
During the six month periods ended December 31, 2009 and 2008 and years ended June 30, 2009, 2008 and 2007, the Company recorded $5.7 million, $5.3 million (unaudited), $11.3 million, $9.8 million and $5.8 million, respectively, of share-based compensation expense, comprised of stock option expense of $2.4 million, $2.2 million (unaudited), $4.7 million, $4.1 million and $2.4 million, respectively, and restricted stock expense of $3.3 million, $3.1 million (unaudited), $6.6 million, $5.7 million and $3.4 million, respectively.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2009 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at June 30, 2009	1,130,063	$14.92
Granted	5,000	9.98
Vested	(375,648)	15.07
Forfeited	—	—

Non-vested at December 31, 2009.	759,415	$14.82

Expected future compensation expense relating to the non-vested restricted shares at December 31, 2009 is $9.9 million over a weighted average period of 2.3 years.
The following is a summary of the Company’s stock option activity and related information for its option plan for the six month period ended December 31, 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at June 30, 2009	5,136,752	$15.02	7.6 years	$—
Granted	10,000	9.98
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009.	5,146,752	$15.01	7.1 years	$—

Exercisable at December 31, 2009.	3,100,724	$15.13	7.0 years	$—
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,	June 30,
	2009	2009
Expected dividend yield	0.90%	0.91%
Expected volatility	34.35%	27.59%
Risk-free interest rate	2.71%	2.60%
Expected option life	6.5 years	6.5 years
The weighted average grant date fair value of options granted during the six month period ended December 31, 2009 and year ended June 30, 2009 was $3.55 and $4.07 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2009 is $7.4 million over a weighted average period of 2.1 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
(12) Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
During the period ended December 31, 2009, the Company entered into an advance with the FHLB to borrow $100.0 million beginning on May 28, 2010 at a rate of 3.70%, to be repaid after a period of 5 years.
At December 31, 2009, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $2.6 million, $2.1 million (unaudited), $4.4 million, $4.1 million and $3.9 million for the six month periods ended December 31, 2009 and 2008 and fiscal years 2009, 2008 and 2007, respectively. The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2010	$5,392
2011	5,227
2012	4,906
2013	4,352
2014	4,181
Thereafter	37,605

$61,663

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
At December 31, 2009, the Company had commitments to originate fixed- and variable-rate loans of approximately $76.8 million and $158.7 million, respectively; commitments to purchase fixed- and variable-rate loans of $125.3 million and $57.8 million, respectively; and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $364.4 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
The Company principally grants residential mortgage loans, commercial real estate, multi-family, construction, C&I and consumer loans to borrowers throughout New Jersey and states in close proximity to New Jersey. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks, and adequate provisions for loan losses are provided for all probable and estimable losses. Collateral and/or government or private guarantees are required for virtually all loans.
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2009, June 30, 2009 and 2008 was $560.7 million, $517.1 million and $450.0 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2009, the Company had commitments of approximately $38.2 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $65.3 million to sell loans at December 31, 2009. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $4.8 million at December 31, 2009. The fair values of these obligations were immaterial at December 31, 2009.
(13) Fair Value Measurements
Effective July 1, 2008, we adopted Statement of Financial Accounting Standards, or ASC 820 “Fair Value Measurements and Disclosures” and related interpretations, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. ASC 820 was issued to increase consistency and comparability in reporting fair values. Our adoption of ASC 820 did not have a material impact on our financial condition or results of operations.
The following disclosures, which include certain disclosures which are generally not required in interim period financial statements, are included herein as a result of our adoption of ASC 820.
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
In accordance with ASC 820, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2009 and June 30, 2009, respectively.

	Carrying Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$444,151	—	444,151	—
GSE debt securities	25,039	—	25,039	—
Equity securities	2,053	—	2,053	—

	$471,243	—	471,243	—

	Carrying Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$323,339	—	323,339	—
GSE debt securities	30,079	—	30,079	—
Equity securities	1,598	—	1,598	—

	$355,016	—	355,016	—

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2009 and June 30, 2009, respectively.

	Carrying Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net.	$5,496	—	—	5,496
Impaired loans	$39,437	—	—	$39,437

	$44,933	—	—	$44,933

	Carrying Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities held-to-maturity	$20,727	—	20,727	—
MSR, net	4,533	—	—	4,533
Impaired loans	63,529	—	—	63,529

	$88,789	—	20,727	68,062

(14) Fair Value of Financial Instruments
Effective April 1, 2009, the Company adopted new accounting guidance by the FASB, which requires disclosures about fair value of financial instruments for annual financial statements for publically traded companies. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31,		June 30,		June 30,
	2009		2009		2008
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$73,606	73,606	317,757	317,757	22,823	22,823
Securities available-for-sale	471,243	471,243	355,016	355,016	203,032	203,032
Securities held-to-maturity	717,441	753,405	846,043	861,302	1,255,054	1,198,053
Stock in FHLB	66,202	66,202	72,053	72,053	60,935	60,935
Loans	6,642,502	6,821,767	6,204,860	6,351,544	4,679,964	4,640,276
Financial liabilities:
Deposits	5,840,643	5,881,083	5,505,747	5,547,871	3,970,275	3,977,634
Borrowed funds	1,600,542	1,666,513	1,730,555	1,799,840	1,563,583	1,580,064
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, June 30, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2009 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
					To be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital (to risk-weighted assets)	$804,637	15.8%	$407,909	8.0%	$509,886	10.0%
Tier I capital (to risk-weighted assets)	749,585	14.7	203,955	4.0	305,932	6.0
Tier I capital (to average assets)	749,585	9.0	332,129	4.0	415,162	5.0

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
Balance Sheets

	December 31,	June 30,
	2009	2009	2008
	(In thousands)
Assets:
Cash and due from bank	$14,640	18,589	58,397
Securities available-for-sale, at estimated fair value	2,053	1,598	1,238
Investment in subsidiary	758,079	729,009	722,137
ESOP loan receivable	37,690	38,659	39,159
Other assets	37,859	31,998	8,407

Total Assets	$850,321	819,853	829,338

Liabilities and Stockholders’ Equity:
Total liabilities	$108	570	800
Total stockholders’ equity	850,213	819,283	828,538

Total Liabilities and Stockholders’ Equity	$850,321	819,853	829,338

Statements of Operations

	Six month period ended		Year Ended
	December 31,		June 30,
	2009	2008	2009	2008	2007
		(Unaudited)
	(In thousands)
Income:
Interest on ESOP loan receivable	$628	1,423	2,077	3,055	3,082
Interest on deposit with subsidiary	59	—	—	—	2,929
Income (loss) on securities transactions	—	—	6	(21)	—

	687	1,423	2,083	3,034	6,011
Expenses:
Other expenses	509	502	954	827	798

	509	502	954	827	798
Income before income tax expense	178	921	1,129	2,207	5,213
Income tax (benefit) expense	(1,142)	379	452	893	1,168

Income before undistributed earnings of subsidiary	1,320	542	677	1,314	4,045
Equity in undistributed earnings (losses) of subsidiary	21,242	(78,010)	(65,595)	14,715	18,221

Net income (loss)	$22,562	(77,468)	(64,918)	16,029	22,266

Statements of Cash Flows

	Six month period ended		Year Ended
	December 31,		June 30,
	2009	2008	2009	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income(loss)	$22,562	(77,468)	(64,918)	16,029	22,266
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed (earnings) losses of subsidiary	(21,242)	78,010	65,595	(14,715)	(18,221)
(Gain) loss on securities transactions	—	—	(6)	21	—
(Increase) decrease in other assets	(5,861)	(8,076)	(23,592)	938	(7,494)
(Decrease) increase in other liabilities	(462)	(767)	(230)	(8,320)	8,753

Net cash (used in) provided by operating activities	(5,003)	(8,301)	(23,151)	(6,047)	5,304

Cash flows from investing activities:
Net outlay for business acquisition	—	—	(37,840)	—	—
Purchase of investments available-for-sale	(250)	(100)	(200)	(1,400)	—
Principal collected on ESOP loan	969	499	499	399	441

Net cash provided by (used in) investing activities	719	399	(37,541)	(1,001)	441

Cash flows from financing activities:
Proceeds from subsidiary capital distributions	—	—	19,361	—	—
Re-payments of subsidiary capital distributions	(1,290)	—	—	—	—
Proceeds from sale of treasury stock to subsidiary	4,061	4,162	5,631	4,726	—
Purchase of treasury stock	(2,436)	(1,097)	(4,108)	(60,124)	(96,706)

Net cash provided by (used in) financing activities	335	3,065	20,884	(55,398)	(96,706)

Net decrease in cash and due from bank	(3,949)	(4,837)	(39,808)	(62,446)	(90,961)
Cash and due from bank at beginning of year	18,589	58,397	58,397	120,843	211,804

Cash and due from bank at end of year	$14,640	53,560	18,589	58,397	120,843

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the six month period ended December 31, 2009, and fiscal years ended June 30, 2009 and 2008.

	Quarter ended
	September 30, 2009	December 31, 2009
	(In thousands, except per share data)
Interest and dividend income	$98,631	99,641
Interest expense	47,176	43,295

Net interest income	51,455	56,346
Provision for loan losses	12,375	11,050

Net interest income after provision for loan losses	39,080	45,296
Non-interest income	5,359	3,648
Non-interest expenses	26,611	29,889

Income before income tax expense	17,828	19,055
Income tax expense	7,355	6,966

Net income	$10,473	12,089

Basic and diluted earnings per common share	$0.10	0.11

	Fiscal 2009 Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)
Interest and dividend income	$87,448	94,499	92,749	93,364
Interest expense	48,708	51,591	51,591	50,034

Net interest income	38,740	42,908	41,158	43,330
Provision for loan losses	5,000	8,000	8,000	8,025

Net interest income after provision for loan losses	33,740	34,908	33,158	35,305
Non-interest (loss) income	(2,232)	(152,026)	3,417	2,411
Non-interest expenses	22,361	22,820	24,455	28,163

Income before income tax expense	9,147	(139,938)	12,120	9,553
Income tax expense (benefit)	3,656	(56,979)	5,042	4,081

Net income (loss)	$5,491	(82,959)	7,078	5,472

Basic and diluted earnings per common share	$0.05	(0.80)	0.07	0.05

	Fiscal 2008 Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share data)
Interest and dividend income	$76,120	79,071	78,160	79,456
Interest expense	53,856	54,482	51,282	48,075

Net interest income	22,264	24,589	26,878	31,381
Provision for loan losses	199	1,750	997	3,700

Net interest income after provision for loan losses	22,065	22,839	25,881	27,681
Non-interest income	1,662	2,158	2,135	1,418
Non-interest expenses	20,163	19,302	20,634	20,681

Income before income tax expense	3,564	5,695	7,382	8,418
Income tax expense	1,132	2,112	2,847	2,939

Net income	$2,432	3,583	4,535	5,479

Basic and diluted earnings per common share	$0.02	0.03	0.04	0.05
(18) Earnings Per Share
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the six month period ended December 31,
	2009			2008
				(Unaudited)
			Per			Per
			Share			Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net income (loss)	$22,562			$(77,468)

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$22,562	109,862,617	$0.21	$(77,468)	103,872,522	$(0.75)

Effect of dilutive common stock equivalents(1)	—	126,431		—	—

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$22,562	109,989,048	$0.21	$(77,468)	103,872,522	$(0.75)

	For the Years Ended June 30,
	2009			2008			2007
			Per			Per			Per
			Share			Share			Share
	Loss	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Net (loss) income	$(64,917)			$16,029			$22,266

Basic (loss) earnings per share:
(Loss) income available to common stockholders	$(64,917)	104,530,402	$(0.62)	$16,029	105,447,910	$0.15	$22,266	111,730,234	$0.20

Effect of dilutive common stock equivalents(1)	—	—		—	153,854		—	281,830

Diluted (loss) earnings per share:
(Loss) income available to common stockholders	$(64,917)	104,530,402	$(0.62)	$16,029	105,601,764	$0.15	$22,266	112,012,064	$0.20

(1)	During the six month period ended December 31, 2009 and years ended June 30, 2009, 2008 and 2007, options to purchase shares of unvested restricted stock of 6,530, 81,240, 68,971 and 18,378, respectively, were outstanding, however were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.
(19) Recent Accounting Pronouncements
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
In June 2009, the FASB issued ASC 860, an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial condition, results of operations or financial statement disclosures.
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
In February 2008, ASC 820-10, “Effective Date of ASC 820,” was issued. ASC 820-10 delayed the application of ASC 820 Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities until July 1, 2009. The Company does not expect that the adoption of ASC 820-10 will have a material impact on its consolidated financial statements.
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
In June 2008, ASC 260-10 was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2009. The adoption of ASC 260-10 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

INVESTORS BANCORP, INC.
Date: March 1, 2010	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Chief Executive Officer and President (Principal Executive Officer)	March 1, 2010

/s/ Thomas F. Splaine, Jr. Thomas F. Splaine, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 1, 2010

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	March 1, 2010

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	March 1, 2010

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	March 1, 2010

/s/ Richard Petroski Richard Petroski	Director	March 1, 2010

/s/ Joseph H. Shepard III Joseph H. Shepard III	Director	March 1, 2010

/s/ Rose Sigler Rose Sigler	Director	March 1, 2010

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	March 1, 2010

/s/ James H. Ward III James H. Ward III	Director	March 1, 2010