Form 10-KT/A
period 2009-12-31
Investors Bancorp Inc
filed 2010-04-30
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
Form 10-K/A

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Six Months Ended December 31, 2009
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2009 to December 31, 2009
Commission File No. 000-51557
Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

101 JFK Parkway, Short Hills, New Jersey	07078
(Address of Principal Executive Offices)	Zip Code
(973) 924-5100
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

(Title of Class)	(Name of each exchange on which registered)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of April 20, 2010, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 114,893,587 shares outstanding, of which 64,844,373 shares, or 56.4%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the NASDAQ Global Select Market, was approximately $458.6 million.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Investors Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the purposes of (1) amending Item 1 of the Annual Report on Form 10-K for the six month transition period ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010 (“Original Filing”), to correct an administrative error on the chart for delinquent loans set forth on page 13; and (2) including information required by Items 9, 10, 11, 12, and 13 of Part III.
Except as described above, this Form 10-K/A does not revise or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

     Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009
Residential mortgage loans:
One- to four-family	47	$13,273	143	$47,582	190	$60,855
FHA	4	384	19	2,507	23	2,891

Total residential mortgage loans	51	13,657	162	50,089	213	63,746
Multi-family	—	—	4	553	4	553
Commercial	—		10	3,417	10	3,417
Construction loans	3	19,056	21	53,468	24	72,524
Commercial and industrial	3	734	—	—	3	734
Consumer and other loans:
Home equity loans	—	—	4	81	4	81
Home equity credit lines	5	191	11	1,074	16	1,265
Other	7	7	8	11	15	18

Total consumer and other loans	12	198	23	1,166	35	1,364

Total	69	$33,645	220	$108,693	289	$142,338

At June 30, 2009
Residential mortgage loans:
One- to four-family	30	$8,165	82	$27,837	112	$36,002
FHA	6	721	15	1,904	21	2,625

Total residential mortgage loans	36	8,886	97	29,741	133	38,627
Multi-family	1	181	6	20,074	7	20,255
Commercial	3	784	6	2,820	9	3,604
Construction loans	3	11,263	17	58,550	20	69,813
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	1	2	2	60	3	62
Home equity credit lines	4	659	3	150	7	809
Other	4	4	10	15	14	19

Total consumer and other loans	9	665	15	225	24	890

Total	52	$21,779	141	$111,410	193	$133,189

At June 30, 2008
Residential mortgage loans:
One- to four-family	8	$1,608	18	$5,060	26	$6,668
FHA	1	66	15	1,631	16	1,697

Total residential mortgage loans	9	1,674	33	6,691	42	8,365
Multi-family and commercial	—	—	4	1,600	4	1,600
Construction loans	1	10,960	—	—	1	10,960
Consumer and other loans:
Home equity loans	—	—	3	88	3	88
Home equity credit lines	—	—	1	30	1	30
Other	2	2	2	2	4	4

Total consumer and other loans	2	2	6	120	8	122

Total	12	$12,636	43	$8,411	55	$21,047

At June 30, 2007
Residential mortgage loans:
One- to four-family	7	$628	12	$2,220	19	$2,848
FHA	2	263	14	1,300	16	1,563

Total residential mortgage loans	9	891	26	3,520	35	4,411
Multi-family and commercial	1	579	3	452	4	1,031
Construction loans	—	—	1	1,146	1	1,146
Consumer and other loans:
Home equity loans	1	7	1	28	2	35
Home equity credit lines	3	88	—	—	3	88
Other	1	1	4	3	5	4

Total consumer and other loans	5	96	5	31	10	127

Total	15	$1,566	35	$5,149	50	$6,715

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

	December 31,		June 30,
	2009		2009		2008
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$13,741	71.76%	$10,841	76.30%	$4,585	85.97%
Multi-family	3,227	9.21%	1,518	7.82%	223	1.77%
Commercial	10,208	10.97%	6,223	7.02%	1,454	3.06%
Construction loans	25,194	5.03%	23,437	5.62%	4,836	5.58%
Commercial and industrial	558	0.35%	351	0.25%	—	—%
Consumer and other loans	510	2.68%	459	2.99%	254	3.62%
Unallocated	1,614		3,779		2,213

Total allowance	$55,052	100.00%	$46,608	100.00%	$13,565	100.00%

	June 30,
	2007		2006		2005
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$3,444	88.14%	$2,910	90.33%	$4,249	94.48%
Multi-family and commercial	956	3.03%	1,591	2.65%	712	0.95%
Construction loans	1,896	4.25%	820	2.22%	28	0.35%
Consumer and other loans	247	4.58%	354	4.80%	248	4.22%
Unallocated	408		694		486

Total allowance	$6,951	100.00%	$6,369	100.00%	$5,723	100.00%

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
     The Company adopted ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments – Debt and Equity Securities,” on April 1, 2009. Under this guidance, the difference between the present value of the cash flows expected to be collected and the amortized cost basis is deemed to be the credit loss. The present value of the expected cash flows is calculated based on the contractual terms of each security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. The guidance also required management to determine the amount of any previously recorded OTTI charges on the TruPS that were related to credit and all other non-credit factors. In accordance with ASC 320, management considered the deteriorating financial condition of the U.S. banking sector, the credit rating downgrades, the accelerating pace of banks deferring or defaulting on their trust preferred debt, and the increasing amounts of non-accrual and delinquent loans at the underlying issuing banks. The aforementioned analysis was incorporated into the present value of the cash flows expected to be collected for each of these securities and management determined that $35.6 million of the previously recorded pre-tax OTTI charge was due to other non-credit factors and, in accordance with ASC 320, the Company recognized a cumulative effect of initially applying ASC 320 as a $21.1 million after-tax adjustment to retained earnings with a corresponding adjustment to AOCI. At June 30, 2009, the Company recorded an additional $1.3 million pre-tax credit related OTTI charge on these securities.
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

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Five Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$1,832	—%	$1,832	$2,053	—%
GSE debt securities	25,013	0.89%	—	—%	—	—%	—	—%	25,013	25,039	—%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	4,510	4.01%	38,461	4.01%	163,906	4.79%	206,877	209,522	4.63%
Government National Mortgage Association	—	—%	15,031	4.04%	65,906	4.00%	77,741	4.45%	158,678	160,427	4.23%
Federal National Mortgage Association	—	—%	—	—%	—	—%	10,504	4.01%	10,504	10,450	4.01%
Non-agency securities	—	—%	89	0.41%	50,320	4.59%	16,881	4.07%	67,290	63,752	4.45%

Total mortgage-backed securities	$—	—%	19,630	4.02%	154,687	4.19%	269,032	4.46%	443,349	444,151	4.44%

Total securities available-for- sale	$25,013	0.89%	$19,630	4.02%	$154,687	4.19%	$270,864	4.43%	$470,194	$471,243	4.19%

Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—%	$15,000	4.50%	$226	1.25%	$—	—%	$15,226	$15,956	4.45%
Municipal bonds	—	—%	5,109	6.80%	20	7.17%	5,130	9.08%	10,259	10,451	7.94%
Corporate and other debt securities	—	—%	—	—%	—	—%	21,411	1.81%	21,411	37,809	1.81%

	—	—%	20,109	5.08%	246	1.73%	26,541	3.22%	46,896	64,216	4.01%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	4,803	3.65%	12,511	4.05%	188,328	4.22%	153,356	4.07%	358,998	369,404	4.00%
Government National Mortgage Association	—	—%	1	12.00%	2	10.00%	3,877	7.24%	3,880	4,157	7.24%
Federal National Mortgage Association	1,259	4.25%	112	7.50%	116,268	4.65%	118,470	4.67%	236,109	245,353	4.64%
Federal and state housing authorities	—	—%	1,572	8.88%	977	8.90%	—	—%	2,549	2,780	8.88%
Non-agency securities	—		—		64,849	4.88%	4,160	2.91%	69,009	67,495	4.76%

Total mortgage-backed securities	6,062	3.78%	14,196	4.61%	370,424	4.48%	279,863	4.35%	670,545	689,189	4.34%

Total securities held-to-maturity	$6,062	3.78%	$34,305	4.89%	$370,670	4.48%	$306,404	4.25%	$717,441	$753,405	4.31%

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

(1)	For purposes of calculating Total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-

weighted assets.
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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     The following table sets forth certain information, as of April 20, 2010, regarding the nominees for election as directors and the incumbent directors, including the terms of office of each director, as well as information regarding the executive officers of Investors Bancorp and its wholly owned subsidiary, Investors Savings Bank.

	Position(s) held with
	Investors Bancorp,
	Inc. and/or Investors
	Savings		Director	Expiration of
Name	Bank	Age	Since	Term
Robert M. Cashill	Chairman	67	1998	2010
Brian D. Dittenhafer	Director	67	1997	2010
Vincent D. Manahan III	Director	72	2002	2010
James H. Ward, III	Director	61	2009	2010
Rose Sigler	Lead Director	75	1999	2011
Doreen R. Byrnes	Director	61	2002	2011
Richard J. Petroski	Director	71	2008	2011
Stephen J. Szabatin	Director	73	1994	2011
Joseph H. Shepard III	Director	75	1988	2012
Kevin Cummings	Director, President and Chief Executive Officer	55	2008	2012
     The following information describes the business experience for each of the Company’s directors and executive officers, as well as the qualifications, attributes and skills that led the Board of Directors to conclude that each director should serve on the Board.
Directors
     Term to Expire 2010
          Robert M. Cashill, age 67, was first elected to the Board of Directors of Investors Savings Bank in February 1998 and has served as Chairman since January 2010. Mr. Cashill served as President and Chief Executive Officer of Investors Savings Bank from December 2002 up until his retirement on December 31, 2007. Prior to assuming such position, Mr. Cashill had served as Executive Vice President since January 2000. Prior to joining Investors Savings Bank, Mr. Cashill was employed as Vice President Institutional Sales by Salomon Smith Barney from 1977 to 1998, and at Hornblower, Weeks, Hemphill, Noyes from 1966 to 1977. Mr. Cashill has a Bachelor of Science degree in Economics from Saint Peter’s College. Mr. Cashill’s leadership skills, extensive background in the financial services industry and his experience working for Investors Savings Bank brings knowledge of industry management and local markets to the Board of Directors.

          Brian D. Dittenhafer, age 67, was first elected to the Board of Directors of Investors Savings Bank in 1997. He served as President and Chief Executive Officer of the Federal Home Loan Bank of New York from 1985 until his retirement in 1992. Mr. Dittenhafer joined the Federal Home Loan Bank of New York in 1976 where he also served as Vice President and Chief Economist, Chief Financial Officer and Executive Vice President. Previously, he was employed as a Business Economist at the Federal Reserve Bank of Atlanta from 1971 to 1976. From 1992 to 1995, Mr. Dittenhafer served as President and Chief Financial Officer of Collective Federal Savings Bank and as Chairman of the Resolution Funding Corporation from 1988 to 1992. From 1995 to 2007 Mr. Dittenhafer was Chairman of MBD Management Company. Mr. Dittenhafer has a Bachelor of Arts from Ursinus College and a Masters of Arts in Economics degree from Temple University where he subsequently taught economics. He was named to Omicron Delta Epsilon, the national honor society in Economics. Mr. Dittenhafer is a member of the National Association for Business Economics and the National Association of Corporate Directors (NACD). In 2007 he was awarded the Certificate of Director Education and continues his education through NACD where he has achieved Director Professional designation. Mr. Dittenhafer brings extensive knowledge of the banking industry and a strong background in economics to the Board of Directors.
          Vincent D. Manahan III, age 72, was first elected to the Board of Directors of Investors Savings Bank in 2002. He is an attorney, and has been a solo practitioner since January 2006. Previously, Mr. Manahan was a partner in the law firm of Herrigel Bolan & Manahan LLP from 1969 through 2005 where he served as principal counsel to Investors Savings Bank from 1989 to 2002. He is a member of the New Jersey Bar Association, The Banking Law Section of the New Jersey Bar Association and the Essex County Bar Association. Mr. Manahan was a special counsel to the U.S. Department of Justice 9/11 Victims Compensation Fund. Mr. Manahan has a Bachelors degree in economics from Georgetown University, a Juris Doctor from Cornell Law School and received a Master of Laws degree from New York University’s School of Law. Mr. Manahan has been given the highest rating (AV) of legal ability and ethical standards from Martindale-Hubbell. He is a member of the National Association of Corporate Directors (NACD) and continues his education through the NACD. Mr. Manahan’s legal experience and expertise are valuable to the Board of Directors in matters of corporate governance, regulatory compliance and strategic acquisitions.
          James H. Ward, III, age 61, was appointed to the Board of Directors of Investors Bancorp, Inc. and Investors Savings Bank in June 2009 upon consummation of Investors Bancorp Inc.’s acquisition of American Bancorp of New Jersey, Inc. Mr. Ward was a director of American Bancorp of New Jersey since 1991 and served as Vice Chairman since 2003. From 1998 to 2000, he was the majority stockholder and Chief Operating Officer of Rylyn Group, which operated a restaurant in Indianapolis, Indiana. Prior to that, he was the majority stockholder and Chief Operating Officer of Ward and Company, an insurance agency in Springfield, New Jersey, where he was employed from 1968 to 1998. He is now a retired investor. Mr. Ward brings a wide range of management experience and business knowledge that provides a valuable resource to the Board of Directors.
     Term to Expire 2011
          Doreen R. Byrnes, age 61, was elected to the Board of Directors of Investors Savings Bank in January 2002. Ms. Byrnes served as Executive Vice President-Human Resources from December 2001 until her retirement in March 2007. Previously, she served as Senior Vice President-Human Resources from 1980 until December 2001. She joined Investors Savings Bank in August 1979. Ms. Byrnes has a Bachelors degree from the University of Florida and a Masters degree from Fairleigh Dickinson University. Ms. Byrnes brings a strong knowledge of the employees and communities served by Investors Savings Bank, which provides a unique perspective to the Board of Directors.
          Richard J. Petroski, age 71, was appointed to the Board of Directors of Investors Savings Bank in June 2008 upon consummation of Investors Bancorp MHC’s acquisition of Summit Federal Bankshares MHC. Mr. Petroski was President and Chief Executive Officer of Summit Federal Savings Bank from 1979 until his retirement in February 2003. He served as chairman of Summit Federal Savings Bank’s board of directors from 1988 until the acquisition in June 2008, and had been affiliated with Summit Federal Savings Bank since 1962. He is a member of the National Association of Corporate Directors (NACD). Mr.

Petroski’s extensive experience in the banking industry and local markets bring valuable expertise to the Board of Directors.
          Stephen J. Szabatin, age 73, was first elected to the Board of Directors of Investors Savings Bank in 1994. He was employed by The New Jersey Department of Banking as the Deputy Commissioner-Division of Regulatory Affairs from 1993 until his retirement in 1994. Previously he served as Deputy Commissioner-Division of Supervision from 1989 to 1993, and in various other capacities from 1966 to 1994. He is a graduate of Seton Hall University, where he earned a Bachelor of Science degree in management. He is a member of the National Association of Corporate Directors (NACD). In 2007 he was awarded the Certificate of Director Education and continues his education through NACD where he has achieved Director Professional designation. Mr. Szabatin’s experience is valuable to the Board of Directors in its oversight of risk management and regulatory compliance,
     Term to Expire 2012
          Kevin Cummings, age 55, was appointed President and Chief Executive Officer of Investors Savings Bank effective January 1, 2008 and was also appointed to serve on the Board of Directors of Investors Savings Bank at that time. He previously served as Executive Vice President and Chief Operating Officer of Investors Savings Bank since July 2003. Prior to joining Investors Savings Bank, Mr. Cummings had a 26-year career with the independent accounting firm of KPMG LLP, where he had been partner for 14 years. Immediately prior to joining Investors Savings Bank, he was an audit partner in KPMG’s Financial Services practice in their New York City office and lead partner on a major commercial banking client. Mr. Cummings also worked in the New Jersey community bank practice for over 20 years. Mr. Cummings has a Bachelors degree in Economics from Middlebury College and a Masters degree in Business Administration from Rutgers University. He is a member of the Board of Governors for the NJ League of Community Bankers, Chairman of the Summit Speech School, a member of the Board of Trustees for St. Peter’s Prep, a member of the Board of Trustees for the Independent College Fund and a member of the Board of Trustees for The Inner City Scholarship Fund. Mr. Cummings brings a vast knowledge of accounting, auditing and corporate governance in the financial services industry to the Board of Directors.
     Retiring Directors
          The current Bylaws of Investors Bancorp provide that a director shall retire from the Board at the annual meeting of the Board immediately following the year in which the director attains age seventy-five. Directors Sigler and Shepard III are retiring from the Board effective as of the Annual Meeting and the Board will be decreased to eight (8) members as of the Annual Meeting date.
          Rose Sigler, age 75, was elected to the Board of Directors of Investors Savings Bank in November 1999. Ms. Sigler served as Senior Vice President of CRA Compliance and Community Relations of Investors Savings Bank from 1996 until her retirement in 1999. Previously, she served in various positions from the time she joined Investors Savings Bank in 1971. Ms. Sigler has a Graduate Degree from the Institute of Financial Education. She is a member of the National Association of Corporate Directors (NACD). In 2007 she was awarded the Certificate of Director Education and continues her education through NACD where she has achieved Director Professional designation.
          Joseph H. Shepard III, age 75, was first elected to the Board of Directors of Investors Savings Bank in 1988. He served as Senior Vice President of Bollinger Insurance, Short Hills, New Jersey from July 1995 until his retirement in June 1997. Mr. Shepard was formerly President of Shepard, Caulfield & McCue Insurance Agency from 1965 to 1995. Mr. Shepard has a Bachelor of Science degree in Mathematics from Seton Hall University. He is a member of the National Association of Corporate Directors (NACD). In 2007 he was awarded the Certificate of Director Education and continues his education through NACD where he has achieved Director Professional designation.

Executive Officers of the Bank Who Are Not Also Directors
     Domenick A. Cama, age 54, was appointed Chief Operating Officer of Investors Savings Bank effective January 1, 2008. Prior to this appointment Mr. Cama served as Chief Financial Officer since April 2003. Prior to joining Investors Savings Bank, Mr. Cama was employed for 13 years by the Federal Home Loan Bank of New York where he served as Vice President and Director of Sales. Mr. Cama is also a member of the board of directors for the Raritan Bay Medical Center Foundation and the Madison YMCA. Mr. Cama holds a Bachelors degree in Economics and a Masters degree in Finance from Pace University.
     Richard S. Spengler, age 48, was appointed Executive Vice President and Chief Lending Officer of Investors Savings Bank effective January 1, 2008. Mr. Spengler began working for Investors Savings Bank in September 2004 as Senior Vice President. Prior to joining Investors Savings Bank, Mr. Spengler had a 21-year career with First Savings Bank, Woodbridge, New Jersey where he served as Executive Vice President and Chief Lending Officer from 1999 to 2004. Mr. Spengler holds a Bachelors degree in Business Administration from Rutgers University.
     Paul Kalamaras, age 51, was appointed Executive Vice President and Director of Retail Banking of Investors Savings Bank in January of 2010. Mr. Kalamaras joined Investors Savings Bank as a Senior Vice President and Director of Retail Banking in August of 2008. Before joining Investors, Mr. Kalamaras was Executive Vice President of Millennium bcp bank, N.A., in Newark, NJ where he was responsible for the retail, commercial banking and treasury lines of business. He served on the bank’s Executive Committee and was a member of the Board of Directors. Mr. Kalamaras previously was President and CEO of The Barré Company, a manufacturer of precision engineered metal components for the electronics and telecommunications industry. Earlier, Mr. Kalamaras was Executive Vice President at Summit Bank, where he was responsible for the retail network and business banking. Mr. Kalamaras holds a Bachelors degree in Finance from the University of Notre Dame.
     Thomas F. Splaine, Jr., age 44, was appointed Senior Vice President and Chief Financial Officer of Investors Savings Bank effective January 1, 2008. Mr. Splaine previously served as Senior Vice President, Director of Financial Reporting for Investors Savings Bank since January 2006. He served as First Vice President, Director of Financial Reporting for Investors Savings Bank since December 2004. Prior to joining Investors Savings Bank, Mr. Splaine was employed by Hewlett-Packard Financial Services, Murray Hill, New Jersey as Director of Financial Reporting. Mr. Splaine holds a Bachelors degree in Accounting and a Masters of Business Administration from Rider University.
Corporate Governance Matters
     Investors Bancorp is committed to maintaining sound corporate governance guidelines and very high standards of ethical conduct and is in compliance with applicable corporate governance laws and regulations.
     Section 16(a) Beneficial Ownership Reporting Compliance
     Investors Bancorp’s common stock is registered with the Securities and Exchange Commission pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. The executive officers and directors of Investors Bancorp, and beneficial owners of greater than 10% of Investors Bancorp’s common stock are required to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of Investors Bancorp’s common stock. The Securities and Exchange Commission rules require disclosure in Investors Bancorp’s Proxy Statement or Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner of Investors Bancorp’s common stock to file a Form 3, 4, or 5 on a timely basis. Based on Investors Bancorp’s review of ownership reports and confirmations by executive officers and directors, the Company believes that, during 2009, its officers, directors and beneficial owners of greater than 10% timely filed all required reports with the exception of the inadvertent late filing of a Form 4 report on November 30, 2009 by Messrs. Cummings, Spengler, Splaine and Kalamaras to report the sale of stock to satisfy the tax liability on the November 2009 vesting of stock awards.

     Board of Directors Meetings and Committees
     The Board of Directors of Investors Bancorp and Investors Savings Bank meet monthly, or more often as may be necessary. The Board of Directors of Investors Bancorp and Investors Savings Bank each met twelve times during calendar 2009. The Board of Directors of Investors Bancorp currently maintains three standing committees: the Nominating and Corporate Governance Committee, the Audit Committee and the Compensation and Benefits Committee.
     All directors attended no fewer than 75% of the total number of Board meetings held by the Investors Bancorp Board of Directors and all committees of the Board on which they served (during the period they served) during calendar 2009. We do not have a specific policy regarding attendance at the annual meeting, however, ten of our directors attended the annual meeting of stockholders held on October 27, 2009, while one member was absent due to illness.
     Board Leadership Structure and Role in Risk Oversight
     The Board of Directors believes that having separate Chairman and Chief Executive Officer positions is the appropriate board leadership structure for Investors Bancorp. Management accountability and the board’s independence from management is best served by maintaining a majority of independent directors and maintaining standing board committees comprised of independent members.
     In January 2010, the Board of Directors elected Robert M. Cashill, Vice Chairman, as Chairman of the Board. Mr. Cashill succeeded Chairman Patrick J. Grant who passed away in December 2009. The board also elected Rose Sigler as Lead Director of the board to preside at executive sessions of independent directors. The Board of Directors was reduced to ten members.
     The entire Board of Directors is engaged in risk management oversight. While at the present time the Board has not established a separate standing committee for enterprise risk management, the Audit Committee, in accordance with NASDAQ stock market listing requirements, assists the Board of Directors in its oversight of the Company’s risk profile. It also establishes the organizational structure and processes used to identify, measure and manage risk including those related to major financial risks. In addition the Board and its standing committees receive reports on a regular basis regarding enterprise and/or committee specific risks and the actions implemented by management to address such risks. Moreover the Company is in process of creating a centralized risk management department.
     Corporate Governance Guidelines
     The Board of Directors has adopted Corporate Governance Guidelines, which are posted on the “Governance Documents” section of the “Investor Relations” page of Investors Savings Bank’s website at www.isbnj.com. The Corporate Governance Guidelines cover the general operating policies and procedures followed by the Board of Directors including, among other things:
•	Mission of the Board;

•	Director responsibilities and qualifications;

•	Board nominating procedures and election criteria;

•	Stock ownership policies, Board size, director independence; and

•	Director compensation, education and code of ethics.
     The Corporate Governance Guidelines provide for the independent directors of the Board of Directors to meet in regularly scheduled executive sessions at least quarterly. During calendar 2009, four executive sessions were conducted by the independent directors.
     Nominating and Corporate Governance Committee
     The current members of the Nominating and Corporate Governance Committee are: Ms. Sigler (Chair), Messrs. Dittenhafer, Manahan III, Petroski and Szabatin. Each member of the Nominating and Corporate Governance Committee is considered independent as defined in the NASDAQ corporate governance listing standards. The Nominating and Corporate Governance Committee’s Charter and Corporate Governance Guidelines are posted on the “Governance Documents” section of the “Investor

Relations” page of the Investors Savings Bank’s website at www.isbnj.com. The Committee met three times during calendar 2009.
     As noted in the Nominating and Corporate Governance Committee Charter, the purpose of the committee is to assist the Board in identifying individuals to become Board members; determine the size and composition of the Board and its committees; monitoring Board effectiveness and implementing Corporate Governance Guidelines.
     In furtherance of this purpose, this committee, among other things, shall:
•	Lead the search for individuals qualified to become members of the Board of Directors and develop criteria (such as independence, experience relevant to the needs of the company, leadership qualities, diversity, stock ownership) for board membership;

•	Make recommendations to the Board concerning Board nominees and stockholders proposals;

•	Develop, recommend and oversee the annual self evaluation process of the board and its committees;

•	Develop and annually review corporate governance guidelines applicable to Investors Bancorp;

•	Review and monitor the Board’s compliance with NASDAQ stock market listing standards for independence; and

•	Review, in consultation with the Compensation and Benefits Committee, directors’ compensation and benefits.
     In accordance with Corporate Governance Guidelines, the Committee considers all qualified director candidates identified by members of the Committee, by other members of the Board of Directors, by senior management and by stockholders. Stockholders recommending a director candidate to the Committee may do so by submitting the candidate’s name, resume and biographical information to the attention of the Chairman of this Committee in accordance with procedures listed in this proxy statement (also available on the Company’s website). All shareholder recommendations for director candidates the Chairman of the Committee receives in accordance with these procedures will be presented to the Committee for its consideration. The Committee’s recommendations to the Board are based on its determination as to the suitability of each individual, and the slate as a whole, to serve as directors of the Company.
     Criteria for Election
     The Company’s goal is to have a Board of Directors whose members have diverse professional backgrounds and have demonstrated professional achievement with the highest personal and professional ethics and integrity and whose values are compatible with those of the Company. Important factors considered in the selection of nominees for director include experience in positions that develop good business judgment, that demonstrate a high degree of responsibility, independence, and that show the individual’s ability to commit adequate time and effort to serve as a director.
     Nominees should have a familiarity with the communities in which the Company operates, be involved in activities that do not create a conflict with his/her responsibilities to the Company and its stockholders, and have the capacity and desire to represent the balanced, best interests of the stockholders of the Company as a group, and not primarily a special interest group or constituency.
     The Nominating and Corporate Governance Committee will also take into account whether a candidate satisfies the criteria for “independence” as defined in the NASDAQ Corporate Governance Listing Standards, and, if a candidate with financial and accounting expertise is sought for service on the Audit Committee, whether the individual qualifies as an Audit Committee financial expert.
     Procedures for the Nomination of Directors by Stockholders
     As previously indicated, the Nominating and Corporate Governance Committee has adopted procedures for the consideration of Board candidates submitted by stockholders. Stockholders can submit the names of candidates for director by writing to the Chair of the Nominating and Corporate Governance

Committee, at Investors Bancorp, Inc., 101 JFK Parkway, Short Hills New Jersey 07078. The submission must include the following information:
•	a statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•	the qualifications of the candidate and why this candidate is being proposed;

•	the name and address of the nominating stockholder as he/she appears on the Company’s books, and number of shares of the Company’s common stock that are owned beneficially by such stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•	the name, address and contact information for the nominated candidate, and the number of shares of common stock of the Company that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership should be provided);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to SEC Regulation 14A;

•	a statement detailing any relationship between the candidate and the Company and between the candidate and any customer, supplier or competitor of the Company;

•	detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.
     A nomination submitted by a stockholder for presentation by the stockholder at an Annual Meeting of stockholders must comply with the procedural and informational requirements described in “Advance Notice of Business to be Conducted at an Annual Meeting.” The Company received no stockholder submission for Board nominees for this Annual Meeting.
     Stockholder and Interested Party Communication with the Board
     A stockholder of the Company, or an interested party, who wants to communicate with the Board or with any individual director can write to the Chair of the Nominating and Corporate Governance Committee at Investors Bancorp, Inc., 101 JFK Parkway, Short Hills, New Jersey 07078. The letter should indicate that the author is a stockholder and if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, the Chair will:
•	Forward the communication to the director(s) to whom it is addressed;

•	Handle the inquiry directly, for example where it is a request for information about the Company or it is a stock-related matter; or

•	Not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate.
     At each Board meeting, the Chair of the Nominating and Corporate Governance Committee shall present a summary of all communications received since the last meeting and make those communications available to the directors upon request.

     Code of Ethics and Business Conduct
     The Board has adopted a code of ethics and business conduct for all employees and a code of ethics and business conduct for directors. These codes are designed to ensure the accuracy of financial reports, deter wrongdoing, promote honest and ethical conduct, the avoidance of conflicts of interest, and full and accurate disclosure and compliance with all applicable laws, rules and regulations. Both of these documents are available on the Company’s website at www.isbnj.com. Amendments to and waivers from the codes of ethics and business conduct will be disclosed on the Company’s website.
Audit Committee Matters
     Audit Committee
     The current members of the Audit Committee are: Messrs. Dittenhafer (Co-Chair), Szabatin (Co-Chair), Manahan III, Petroski, Shepard III, Ward III and Ms. Sigler. Mr. Kirkpatrick served as the Chair of the Audit Committee until his retirement on October 26, 2009. Each member of the Audit Committee is considered independent as defined in the NASDAQ corporate governance listing standards and under Securities and Exchange Commission Rule 10A-3. The Board considers Brain D. Dittenhafer, the Co-Chair of the Audit Committee, an “audit committee financial expert” as that term is used in the rules and regulations of the SEC.
     The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee’s Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Investors Savings Bank’s website at www.isbnj.com.
     As noted in Audit Committee Charter, the primary purpose of the Audit Committee is to assist the Board in overseeing:
•	The integrity of Investors Bancorp’s financial statements;

•	Investors Bancorp’s compliance with legal and regulatory requirements;

•	The independent auditor’s qualifications and independence;

•	The performance of Investors Bancorp’s internal audit function and independent auditor, and

•	Investors Bancorp’s system of disclosure controls and system of internal controls regarding finance, accounting, and legal compliance.
     In furtherance of this purpose, this committee, among other things, shall:
•	Retain, oversee and evaluate a firm of independent registered public accountants to audit the annual financial statements;

•	Review the integrity of Investors Bancorp’s financial reporting processes, both internal and external, in consultation with the independent registered public accounting firm and the internal auditor;

•	Review the financial statements and the audit report with management and the independent registered public accounting firm;

•	Review earnings and financial releases and quarterly and annual reports filed with the Securities and Exchange Commission; and

•	Approve all engagements for audit and non-audit services by the independent registered public accounting firm.
     The Audit Committee met five times during calendar 2009. The Audit Committee reports to the Board of Directors on its activities and findings.

AUDIT COMMITTEE REPORT
     Pursuant to rules and regulations of the Securities and Exchange Commission, this Audit Committee Report shall not be deemed incorporated by reference to any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Investors Bancorp specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission subject to Regulation 14A or 14C of the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
     Management has the primary responsibility for Investors Bancorp’s internal control and financial reporting process, and for making an assessment of the effectiveness of Investors Bancorp’s internal control over financial reporting. The independent registered public accounting firm is responsible for performing an independent audit of Investors Bancorp’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue an opinion on those financial statements, and for providing an attestation report on management’s assessment of internal control over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes.
     As part of its ongoing activities, the Audit Committee has:
•	reviewed and discussed with management, and the independent registered public accounting firm, the audited consolidated financial statements of Investors Bancorp for the six months ended December 31, 2009;

•	discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended; and

•	received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm its independence from Investors Bancorp.
     Based on the review and discussions referred to above, the Audit Committee has recommended to Investors Bancorp’s Board of Directors that the audited consolidated financial statements for the six months ended December 31, 2009 be included in Investors Bancorp’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission. In addition, the Audit Committee approved the re-appointment of KPMG LLP as the independent registered public accounting firm for the calendar year ending December 31, 2010, subject to the ratification of this appointment by the stockholders of Investors Bancorp.
Compensation and Benefits Committee Matters
     Compensation and Benefits Committee
     The current members of the Compensation and Benefits Committee are: Messrs. Manahan III (Chair), Dittenhafer, Shepard III, Szabatin, Ward III and Ms. Sigler. Each member of the Compensation and Benefits Committee is considered independent as defined in the NASDAQ corporate governance listing standards. The Compensation and Benefits Committee’s Charter is posted on the “Governance Documents” section of the “Investor Relations” page of the Investors Savings Bank’s website at www.isbnj.com. The Committee met seven times during calendar 2009.
     As noted in Compensation and Benefits Committee Charter, the purpose of the committee is to assist the Board in carrying out the Board’s overall responsibility relating to executive compensation, incentive compensation and equity and non equity based benefit plans.
     In furtherance of this purpose, this committee, among other things, shall:
•	Review and recommend to the Board for approval the Chief Executive Officer’s annual compensation, including salary, bonus, incentive and equity compensation;

•	Review and recommend to the Board the evaluation process and compensation structure for the Company’s executive officers, coordinate compensation determinations and benefit plans for all employees of the Company;

•	Review the Company’s incentive compensation and other stock-based plans and make changes in such plans as needed; and

•	Review, as appropriate and in consultation with the Nominating and Corporate Governance Committee, director compensation and benefits;
     In addition to these duties the committee shall assist the Board in recruiting and succession planning.
     The Compensation and Benefits Committee retains responsibility for all compensation recommendations to the Board of Directors as to the executive officers. The Compensation and Benefits Committee may utilize information and benchmarks from an independent compensation firm, and from other sources, to determine how executive compensation levels compare to those companies within or outside of the industry. The Compensation and Benefits Committee may review published data for companies of similar size, location and stage of development among other factors.
     In designing the compensation program for the Company, the Committee takes into consideration methods to avoid encouraging the taking of excess risk by executive management or by any other employees. The Committee assessed risks posed by the compensation plans maintained for the benefit of, and incentive compensation paid to, executive management and other employees and determined that the Company’s compensation policies, practices and programs do not pose risks that are reasonably likely to have a material adverse effect on the Company.
     The basic elements of Investors Bancorp’s executive compensation program include base salary, annual cash incentives, equity incentives and certain other benefit arrangements, such as retirement programs. The Compensation and Benefits Committee shall review and recommend to the Board for its approval the compensation payable to the Chief Executive Officer based on corporate financial performance against established goals and the Chief Executive Officer’s individual performance. The Compensation and Benefits Committee establishes corporate performance goals and individual goals for the Chief Executive Officer at the beginning of the year, and members of the Compensation and Benefits Committee meet with the Chief Executive Officer during the year to review progress against the goals. The Compensation and Benefits Committee also sets performance goals for, and determines the compensation payable to, the executive officers, including the named executive officers. The Chief Executive Officer provides the Compensation and Benefits Committee with performance assessments and compensation recommendations for each of the other executive officers. The Compensation and Benefits Committee considers those recommendations in arriving at its determinations.
     The Compensation and Benefits Committee selected and engaged the services of GK Partners, an independent compensation consultant, to assist it in evaluating executive compensation programs and in making determinations regarding executive officer compensation. The independent compensation consultant reports directly to the Compensation and Benefits Committee, is available to advise the Compensation and Benefits Committee and does not perform any services for Investors Bancorp.
     Compensation and Benefits Committee Interlocks and Insider Participation
     Messrs. Dittenhafer, Manahan III, Shepard III, Ward III and Szabatin served as members of the Compensation and Benefits Committee in calendar 2009. Mr. Kirkpatrick also served as a member of the committee, until his retirement on October 26, 2009. None of these directors, has ever been an officer or employee of Investors Bancorp, is an executive officer of another entity at which one of Investors Bancorp’s executive officers serves on the Board of Directors, or had any transactions or relationships with Investors Bancorp in calendar 2009 requiring specific disclosures under Securities and Exchange Commission rules. Ms. Sigler, who served as a member of the Compensation and Benefits Committee in calendar 2009, is neither an executive officer of another entity at which one of Investors Bancorp’s executive officers serves on the Board of Directors, nor had transactions or relationships with Investors

Bancorp in calendar 2009 requiring specific disclosures under Securities and Exchange Commission rules, however, she was an officer of Investors Savings Bank prior to her retirement in 1999.

ITEM 10.	EXECUTIVE COMPENSATION
Executive Compensation
     Compensation Discussion and Analysis
     Executive Compensation Philosophy
     Investors Bancorp’s executive compensation program is designed to offer competitive cash and equity compensation and benefits that will attract, motivate and retain highly qualified and talented executives who will help maximize Investors Bancorp’s financial performance and earnings growth. Investors Bancorp’s executive compensation program is also intended to align the interests of its executive officers with stockholders by rewarding performance against established corporate financial goals, and by motivating strong executive leadership and superior individual performance. Our executive compensation program allocates portions of total compensation between long-term and currently paid out compensation and between cash and non-cash compensation by including competitive base salaries paid currently in cash, executive perquisites, an annual cash incentive plan, stock options and stock awards that are generally subject to a five-year vesting schedule, and supplemental executive retirement benefits, which encourage long term employment with us.
     The compensation paid to each executive officer is based on the executive’s level of job responsibility, corporate financial performance measured against corporate financial targets, and an assessment of the executive’s individual performance. Annual incentive compensation is linked in part to corporate financial performance because these executives are in leadership roles that can significantly impact corporate results.
     The Compensation and Benefits Committee engages GK Partners as an independent compensation consultant. GK Partners has compared Investors Bancorp’s executive compensation program to peer group compensation data. The independent consultant provided the Compensation and Benefits Committee with relevant competitive cash and stock compensation information obtained from the proxy statement disclosures of a selected peer group of 14 banking institutions. These included thrift and banking institutions with assets of $2 billion to $54 billion, having an asset mix similar to Investors Bancorp and doing business in the Northeast region of the United States. This peer group may be modified from year-to-year as necessary based on mergers and acquisitions within the industry or other relevant factors. The peer group currently consists of the 14 banking institutions identified below. Based on this peer group comparison, base salaries and cash and equity incentives for certain of the named executive officers are positioned above the median of the range of this peer group while other named executives were below the median. The Company has no formal policy that requires the compensation of the named executive officers to attain any specific percentile position within the array of peer group compensation data among the selected comparator companies. The Committee believes the base salaries and cash and equity incentives for the named executives are appropriate because they reflect a combination of the sustained individual performance by the named executive officers, their experience and employment market conditions in this geographic market.
     The peer group companies are:
Valley National Bancorp — NJ
Dime Community Bancshares, Inc. — NY
New Alliance Bancshares, Inc. — CT
Hudson City Bancorp, Inc. — NJ
Kearny Financial Corp. — NJ
NBT Bancorp, Inc. — NY
First Niagara Financial Group, Inc. — NY
OceanFirst Financial Corp. — NJ

New York Community Bank — NY
Northwest Bancorp, Inc. — PA
Provident New York Bankcorp. — NY
Provident Financial Services Inc. — NJ
Astoria Financial Corp. — NY
Webster Financial Corp. — CT
     Elements of Executive Compensation for 2009
     The Compensation and Benefits Committee used a total compensation approach in establishing executive compensation opportunities, consisting of base salary, annual cash incentive compensation, long-term incentive awards (such as stock option and restricted stock awards and supplemental executive retirement plans), a competitive benefits package, and perquisites.
     Base Salary
     Executive officer base salary levels are evaluated by the Compensation and Benefits Committee on an annual basis. In general, salary ranges are developed considering the competitive base salary information furnished to the Compensation and Benefits Committee by the independent consultant. Each executive officer’s base salary level is determined by the executive officer’s sustained individual performance, leadership, operational effectiveness, tenure in office, and experience in the industry and employment market conditions in this geographic market.
     In establishing base salaries for calendar 2009, the Compensation and Benefits Committee considered Investors Bancorp’s financial performance, and peer group and market-based industry salary data provided by the independent consultant, as well as the individual factors identified above. Based on the analysis the Compensation and Benefits Committee decided not to increase the base salary of Messrs. Cummings and Cama for calendar 2009. The Compensation and Benefits Committee reviewed similar considerations for each of the other named officers and determined that increases were appropriate for Messrs. Spengler and Splaine. Mr. Kalamaras’ base salary was not increased for calendar 2009 due to his short tenure with the Company.
     Executive Officer Annual Incentive Plan
     The Executive Officer Annual Incentive Plan provides annual cash incentive opportunities to Investors Bancorp’s executives and other officers based upon the attainment of annual corporate financial targets and their individual performance. The Compensation and Benefits Committee assigns corporate financial targets and individual performance goals and a range of annual cash incentive award opportunities to each executive officer, or group of officers. The award opportunities are linked to specific targets and range of performance results for annual corporate financial performance and for attainment of certain individual goals.
     The Compensation and Benefits Committee established, and the Board of Directors approved, the Executive Officer Annual Incentive Plan which provides for a cash incentive payment upon the attainment of established corporate financial targets and individual performance goals. The Committee feels strongly that executive compensation should be formally tied to the attainment of certain corporate financial targets and individual performance goals to more closely align the executive’s performance with providing value for its stockholders. The cash incentive payments made under the 2009 Executive Officer Annual Incentive Plan were based on the Company’s 2009 calendar year financial performance for net income and efficiency ratio. A portion of the payment of incentive compensation payable to each executive officer was also based on that executive’s performance against his 2009 individual performance goals and was made whether or not the corporate financial targets were met.
     For Messrs. Cummings and Cama, 55% of the incentive payment was based on Investors Bancorp’s financial performance against the corporate financial targets and 45% on meeting personal goals. For Mr. Spengler, 50% of the incentive payment was based on Investors Bancorp’s financial performance against the corporate financial targets and 50% was based on his individual performance against his individual performance goals and for Messrs. Splaine and Kalamaras, 40% of the incentive payment was based on

Investors Bancorp’s financial performance against the corporate financial targets and 60% was based on individual performance against individual performance goals. The Committee established the following Corporate Targets for calendar 2009:

Metric	Weighting	Threshold	Target	Maximum
Net Income	55%	$26 million	$28 million	$30 million
Efficiency Ratio	45%	59.0%	57.0%	55.0%
     The Executive Officer Annual Incentive Plan established that cash incentive payments would be made if the Company’s 2009 calendar year financial performance met or exceeded 88% of the corporate financial targets (“Threshold”). For Mr. Cummings the minimum bonus award opportunity was 41% of base salary upon the achievement of Threshold levels, increasing to 60% of base salary for Maximum achievement. For Mr. Cama bonus award opportunity ranged from 34% of base salary to 50% of base salary for Maximum achievement. For Mr. Spengler bonus award opportunity ranged from 29% of base salary to 40% of base salary for Maximum achievement. For Messrs. Splaine and Kalamaras bonus award opportunity ranged from 27% of base salary to 35% of base salary.
     Based upon the attainment of the maximum corporate financial targets and the assessment of executive officer’s individual performance, the Compensation and Benefits Committee approved the following cash incentive payments, which were made in February 2010, under the 2009 Executive Officer Annual Incentive Plan.
2009 Executive Officer Annual Incentive Plan Payments

Cash
Incentive
Executive Officer	($)
Kevin Cummings	465,000
Domenick A. Cama	250,000
Richard S. Spengler	126,000
Thomas F. Splaine, Jr.	71,400
Paul Kalamaras	83,642
     Stock Option and Stock Award Program. At the October 24, 2006 Annual Meeting, the stockholders approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. Under this plan, individuals may receive awards of common stock and grants of options to purchase common stock. The Compensation and Benefits Committee believes that officer stock ownership provides a significant incentive in building stockholder value by further aligning the interests of officers and employees with stockholders. The importance of this long-term, non-cash component of compensation increases as Investors Bancorp’s common stock appreciates in value. In addition, stock option grants and stock awards generally vest over five years, thereby aiding retention.
     In November 2008, Mr. Kalamaras received an award of 60,000 shares of common stock and a grant of 140,000 options. During calendar 2009, there were no other awards of common stock or grants of options to purchase common stock made to executive officers of the Company. As of December 31, 2009, a total of 3,465,000 options and 1,250,000 shares of restricted stock have been granted to officers and employees and service vendors of the Company. These totals represent 87% of the stock options and 78% of the restricted shares available to management for granting purposes.
     Benefits. Investors Bancorp provides its executives with medical and dental, disability insurance and group life insurance coverage consistent with the same benefits provided to all of its full-time employees. Similarly, the named executive officers are participants in the Employee Stock Ownership Plan and 401(k) Plan offered to all full-time employees. Additionally, Investors Savings Bank sponsors a long-term care program for certain of its executive officers, senior vice presidents and their spouses or spousal equivalents. Each individual policy is owned by the covered person. Investors Savings Bank pays all premiums under the long term care program but will stop paying premiums in the event of the participant’s (i) termination for cause, (ii) retirement, (iii) relocation outside of the country, or (iv) death. Spousal coverage will be terminated upon (i) a participant’s termination or retirement, (ii) divorce from the participant, (iii) the participant no longer qualifying for coverage, (iv) the spouse’s permanent relocation outside of the country, or (v) death. Participants who cannot be insured through an insurance company under the long-term care program will be self-insured by Investors Savings Bank.
     Supplemental ESOP and Retirement Plan. Investors Savings Bank maintains the Supplemental ESOP and Retirement Plan (the “Plan”). The Plan was amended and restated effective as of July 1, 2007, in order to comply with final regulations under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan is intended to compensate executives participating in the Investors Savings Bank Retirement Plan (the “Retirement Plan”) and the Investors Savings Bank Employee Stock Ownership Plan (the “ESOP”) whose contributions or benefits are limited by Sections 415 or 401(a)(17) of the Code. As of December 31, 2009, Messrs. Cummings, Cama, Spengler, Splaine and Kalamaras were participants in the Plan. The Plan provides benefits attributable to participation in the Retirement Plan equal to the excess, if any, of the vested accrued benefit to which the executive would be entitled under the Retirement Plan, determined without regard to the limitation of Sections 415 or 401(a)(17) of the Code, over the vested accrued benefit to which the executive is actually entitled under the Retirement Plan, taking into account the limits of Sections 415 and 401(a)(17) of the Code (the “Supplemental Retirement Plan Benefit”). The Plan also provides benefits attributable to participation in the ESOP equal to the difference between the allocation of shares of stock the executive would have received under the ESOP without regard to the tax law limitations, and the number of shares of stock that are actually allocated as a result of the tax law limits (the “Supplemental ESOP Benefit”). The Supplemental ESOP Benefit under the Plan will be credited in phantom shares of stock. Each year, the dollar amount of earnings on the phantom shares deemed allocated to each participant’s account will be converted into phantom shares and credited to each participant’s account.
     This plan is intended to be a long-term compensation plan, therefore, the executive’s vested interest in the Supplemental Retirement Plan Benefit and in the Supplemental ESOP Benefit under the Plan is based on a 5 year “cliff vesting” schedule where participants with less than 5 years of employment will be 0% vested in their benefits, and will become 100% vested upon the completion of 5 years of employment. In the event of a participant’s “separation from service” (as defined under Section 409A of the Code) prior to attainment of age 55, the participant’s accrued Supplemental Retirement Plan Benefits shall be paid in a single lump sum payment within thirty (30) days of the participant’s separation from service. In the event of separation from service after age 55, the participant’s Supplemental Retirement Plan Benefits shall be payable upon the participant’s early or normal retirement (as defined in the Plan) in the form elected by the participant subject to the requirements of Section 409A of the Code. In the event of a participant’s separation from service within 2 years following a change in control (as defined in the Plan), the participant shall receive his Supplemental Retirement Plan Benefit in a lump sum within 30 days after his separation from service. Supplemental ESOP Benefits under the Plan will be payable in cash upon the executive’s “separation from service” (as defined under Section 409A of the Code), disability or death, subject to the requirements of Section 409A of the Code.
     Executive Supplemental Retirement Wage Replacement Plan. Investors Savings Bank maintains an Executive Supplemental Retirement Wage Replacement Plan (the “Wage Replacement Plan”) that was amended and restated effective May 1, 2007, in order to comply with the final regulations under Section 409A of the Code. The Wage Replacement Plan is designed to provide certain named executives with annual income generally equal to 60% of such executive’s highest average annual base salary and bonus (over a consecutive 36-month period within the last 120 consecutive calendar months of employment) reduced by the sum of the benefits provided under the existing tax-qualified defined benefit pension plan and the annuitized value of his or her benefits payable from the defined benefit portion of the Supplemental ESOP and Retirement Plan sponsored by Investors Savings Bank. Upon “separation from service” (as defined in the Wage Replacement Plan) at or after the normal retirement date (age 65) with at least 120 months of employment, a participant is entitled to a normal retirement annual benefit equal to 60% of the participant’s high three-year average salary and bonus, commencing on the first day of the month after separation from service, or if the participant is a specified employee (as defined in the Wage Replacement Plan), commencing on the first day of the 7th month after separation from service, payable in the form elected by the participant. If the participant retires after the normal retirement date, but before completion of 120 months of employment, his or her annual retirement benefit at the normal retirement age will be equal to the normal retirement annual benefit multiplied by the ratio that the participant’s actual months of employment bears to 120 months. The retirement benefit calculated under the Wage Replacement Plan is reduced by the sum of the annuitized value of the benefits provided under the tax-qualified defined benefit pension plan and the annuitized value of the benefit payable to the participant under the defined benefit portion of the Supplemental ESOP and Retirement Plan.
     Upon separation from service on or after attaining age 55, the participant’s accrued benefit payable as an early retirement benefit will be equal to the benefit at the normal retirement age, reduced by 2% for each year prior to age 65; however, if the participant separates from service on or after attaining age 55 with 25 years of vesting service, his or her accrued benefit will not be reduced. In the event of a participant’s separation from service coincident with or within two (2) years following a change in control, the participant will be entitled to a benefit calculated as an early retirement benefit or a normal retirement benefit, as applicable. For these purposes, a participant with less than 120 months of employment will be entitled to a benefit calculated as if the participant had 120 months of employment and, a participant who has not yet attained age 55 will be deemed to have attained age 55.
     A participant may defer payment of his or her benefits, in which case his or her annual retirement benefit payable at age 65 will be increased by 0.8% for each month of deferment after age 65. If a participant dies while in active service, a survivor benefit, calculated as if the participant had lived until his normal retirement date, will be payable to the participant’s beneficiary. Upon termination of employment due to disability, the participant will be entitled to a disability retirement benefit at age 65.
     At December 31, 2009, Messrs. Cummings and Cama were participants in the Wage Replacement Plan.
     Perquisites. The Compensation and Benefits Committee believes that perquisites should be provided on a limited basis, and only to the most senior level of executive officers. As of December 31, 2009, the following perquisites were available for Messrs. Cummings, Cama and Spengler: club membership, automobile allowance, long term care insurance and an annual medical examination; and for Messrs. Splaine and Kalamaras: long term care insurance and an annual medical examination.
Elements of Post-Termination Benefits
     Employment Agreements. Investors Bancorp entered into employment agreements with each of Messrs. Cummings and Cama. The agreements were amended and restated effective as of August 18, 2008, in order to conform to the requirements of Code Section 409A and the regulations promulgated thereunder. Each of these agreements has an initial term of three years. Unless notice of non-renewal is provided, the agreements renew annually. The executive’s employment may be terminated for just cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.
     Each of the executives is entitled to severance payments and benefits in the event of his or her termination of employment under specified circumstances. In the event the executive’s employment is terminated for reasons other than for just cause, disability or retirement, provided that such termination of employment constitutes a “separation from service” under Code Section 409A, or in the event the executive resigns during the term of the agreement following (1) the failure to elect or reelect or to appoint or reappoint the executive to his executive position, (2) a material change in the executive’s functions, duties, or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope, (3) the liquidation or dissolution of Investors Bancorp or Investors Savings Bank, other than a liquidation or dissolution caused by a reorganization that does not affect the status of the executive, (4) a change in control of Investors Bancorp or (5) a material breach of the employment agreement by Investors Bancorp, the executive would be entitled to a severance payment equal to three times the sum of the executive’s base salary and the highest amount of bonus compensation awarded to the executive during the prior three years, payable in a lump sum. In addition, the executive would be entitled to, at Investors Bancorp’s sole expense, the continuation of nontaxable life and medical, dental and disability coverage for 36 months after termination of employment. The executive would also receive a lump sum payment of the excess, if any, of the present value of the benefits he would be entitled to under the defined benefit pension plan if he had continued working for Investors Bancorp for 36 months over the present value of the benefits to which he is actually entitled as of the date of termination.
     Should the executive become disabled, Investors Bancorp would continue to pay the executive his base salary for the longer of the remaining term of the agreement or one year, provided that any amount paid to the executive pursuant to any disability insurance would reduce the compensation he would receive. In the event the executive dies while employed by Investors Bancorp, the executive’s estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical and dental benefits for one year after the executive’s death. The employment agreement terminates upon retirement (as defined therein), and the executive would only be entitled to benefits under any retirement plan of Investors Bancorp and other plans to which the executive is a party.
     The employment agreements also provide for indemnification against any excise taxes which may be owed by the executive for any payments made in connection with a change in control that would constitute “excess parachute payments” under Section 280G of the Internal Revenue Code. The indemnification payment would be the amount necessary to ensure that the amount of such payments and the value of such benefits received by the executive equals the amount of such payments and the value of such benefits the executive would have received in the absence of such excise tax, including any federal, state and local taxes on Investors Bancorp’s payment to the executive attributable to such taxes.
     Upon any termination of the executive’s employment, other than a termination (whether voluntary or involuntary) following a change in control as a result of which the Investors Bancorp has paid the executive severance benefits, the executive is prohibited from competing with the Investors Savings Bank and/or the Investors Bancorp for one year following such termination within 25 miles of any existing branch of the Bank or any subsidiary of Investors Bancorp or within 25 miles of any office for which the Bank, Investors Bancorp or a Bank subsidiary of Investors Bancorp has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination, except as agreed to pursuant to a resolution duly adopted by the Board of Directors. The executive is also subject to confidentiality provisions during and after the term of the employment agreement.
     Investors Bancorp has also entered into an employment agreement with Messrs. Spengler, Splaine and Kalamaras and three other senior officers, and each of these agreements have a two-year term. Unless notice of non-renewal is provided, the agreements renew annually. The officer’s employment may be terminated for just cause at any time, in which event the officer would have no right to receive compensation or other benefits for any period after termination. In the event the officer’s employment is terminated (for reasons other than for just cause, disability or retirement) or in the event the officer resigns during the term of the agreement for any of the same reasons as specified under the three-year employment agreements referenced above, the officer would be entitled to a severance payment equal to 1.5 times his highest rate of base salary and the highest amount of bonus compensation awarded to the officer during the prior two years, payable in a lump sum. In addition, the officer would be entitled, at Investors Bancorp’s sole expense, to the continuation of life, nontaxable medical, dental and disability coverage for 18 months after termination of employment. The officer would also receive a lump sum payment of the excess, if any, of the present value of the benefits he or she would be entitled to under the defined benefit pension plan if he or she had continued working for Investors Bancorp for 18 months over the present value of the benefits to which he or she is actually entitled as of the date of termination. The officer would be entitled to no additional benefits under the employment agreement upon retirement at age 65. In the event payments to the officer include an “excess parachute payment” as defined in the Internal Revenue Code, payments would be reduced in order to avoid this result. Should the executive become disabled, Investors Bancorp would continue to pay the executive his base salary for the longer of the remaining term of the agreement or one year, provided that any amount paid to the executive pursuant to any disability insurance would reduce the compensation he would receive.
     As of March 29, 2010 the employment agreements for Messrs. Spengler and Kalamaras were revised and restated to substantially resemble the employment agreements of Messrs. Cummings and Cama, but without the tax gross ups of those agreements. The complete contracts were filed with the SEC as exhibits to Form 8-K on April 1, 2010.
     ISB Mortgage Company, LLC has employment agreements with its two executive officers. In the event of termination of the employment agreement by ISB Mortgage Company, LLC, the employee will be entitled to all accrued but unpaid salary, incentive compensation and bonus. In the event the employee is terminated for good cause or in the event of voluntary termination by the employee, the employee will receive his accrued but unpaid salary.
     Change-in-Control Agreements. Investors Bancorp entered into change-in-control agreements with certain officers at the level of vice president or higher that are not parties to an employment agreement, which would provide certain benefits in the event of a termination of employment following a change in control of Investors Bancorp or Investors Savings Bank. Each of the change-in-control agreements provides for a term of two years. Commencing on each anniversary date of the effective date of the change-in-control agreements, the agreements renew for an additional year so that the remaining term will be two years, subject to termination by the Board of Directors or notice of non-renewal. The change-in-control agreements enable Investors Bancorp to offer to designated officers certain protections against termination without just cause in the event of a change in control (as defined in the agreements).
     Following a change in control of Investors Bancorp or Investors Savings Bank, the officer is entitled under the agreement to a payment if the officer’s employment is terminated during the term of such agreement, other than for just cause, or if the officer voluntarily terminates employment during the term of such agreement as a result of a demotion, loss of title, office or significant authority (in each case, other than as a result of the fact that either Investors Savings Bank or Investors Bancorp is merged into another entity in connection with a change in control and will not operate as a stand-alone, independent entity), reduction in his or her annual compensation or benefits, or relocation of his or her principal place of employment by more than 30 miles from its location immediately prior to the change in control. In the event an officer who is a party to a change-in-control agreement is entitled to receive payments pursuant to the change-in-control agreement, he will receive a cash payment equal to 1.5 times the sum of (i) his or her highest rate of base salary and, (ii) the highest amount of bonus compensation awarded to the officer during the prior three years, payable in a lump sum. In addition to the cash payment, each covered officer is entitled to receive life and non-taxable medical and dental coverage for a period of 18 months from the date of termination. Notwithstanding any provision to the contrary in the change-in-control agreement, payments are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.
Other Matters
     Executive Stock Ownership Requirements. The Board believes Executive Officers (defined as the Chief Executive Officer and Executive Vice Presidents) should have a financial investment in the Company to further align their interests with stockholders. Executive Officers are expected to own at least $100,000 in common stock value (excluding stock options), except for the Chief Executive Officer, who is expected to own at least $500,000 in common stock value, within four years of becoming an officer. Each of the named executives currently meets or exceeds these requirements.
     Tax Deductibility of Executive Compensation. Under Section 162(m) of the Internal Revenue Code, companies are subject to limits on the deductibility of executive compensation. Deductible compensation is limited to $1 million per year for each executive officer listed in the summary compensation table. Compensation that is “performance-based” under the Internal Revenue Code’s definition is exempt from this limit. Stock option grants are intended to qualify as performance-based compensation.
     The Compensation and Benefits Committee currently does not have a formal policy with respect to the payment of compensation in excess of the deduction limit. The Compensation and Benefits Committee’s practice is to structure compensation programs offered to the named executive officers with a view to maximizing the tax deductibility of amounts paid. However, in structuring compensation programs and making compensation decisions, the Committee considers a variety of factors, including the Company’s tax position, the materiality of the payment and tax deductions involved and the need for flexibility to address unforeseen circumstances and the Company’s incentive and retention requirement for its management personnel. After considering these factors, the Committee may decide to authorize payments, all or part of which would be nondeductible for federal tax purposes.

COMPENSATION AND BENEFITS COMMITTEE REPORT
     Pursuant to rules and regulations of the Securities and Exchange Commission, this Compensation and Benefits Committee Report shall not be deemed incorporated by reference to any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Investors Bancorp specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission subject to Regulation 14A or 14C of the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
     The Compensation and Benefits Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.
Executive Compensation
     The following table sets forth for the calendar year ended December 31, 2009 and the fiscal years ended June 30, 2009, 2008 and 2007 certain information as to the total remuneration paid to named executive officers.
SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified
						Non-equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal	Calendar or Fiscal			Awards	Awards	Compensation	Earnings ($)	Compensation
Position	Year		Salary ($)	($)(1)	($)(2)	($)(3)	(4)	($)(5)	Total ($)(6)
Kevin Cummings,	2009	(7)	775,000	—	—	465,000	715,000	57,360	2,012,360
President and Chief	2009	(8)	775,000	—	—	368,125	493,000	62,205	1,698,330
Executive Officer	2008	(9)	703,766	—	—	246,318	246,000	59,126	1,255,210
	2007	(10)	632,532	1,906,250	1,876,500	219,726	13,000	66,524	4,714,532

Domenick Cama,	2009	(7)	500,000	—	—	250,000	472,000	56,491	1,278,491
Executive Vice	2009	(8)	500,000	—	—	212,500	344,000	60,565	1,117,065
President and Chief	2008	(9)	437,500	—	—	153,125	135,000	63,847	789,472
Operating Officer	2007	(10)	375,000	1,677,500	1,668,000	130,266	29,000	51,075	3,930,841

Richard Spengler,	2009	(7)	315,000	—	—	126,000	65,000	44,659	550,659
Executive Vice	2009	(8)	295,002	—	—	111,126	103.000	51,479	560,607
President and Chief	2008	(9)	245,004	—	—	80,377	30,000	40,512	395,893
Lending Officer	2007	(10)	215,004	1,220,000	834,000	64,260	24,000	41,542	2,398,806

Thomas Splaine,	2009	(7)	240,000	—	—	71,400	23,000	41,506	375,906
Senior Vice President	2009	(8)	226,000	—	—	65,513	20,600	40,641	352,754
and Chief Financial Officer	2008	(9)	191,002	—	—	53,720	6,400	28,279	279,401

Paul Kalamaras,	2009	(7)	240,000	—	—	83,642	8,000	3,398	335,040
Executive Vice President	2009	(8)	207,692	821,400	569,800	68,129	—	1,773	1,668,794

(1)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718, of restricted stock awards pursuant to the 2006 Equity Incentive Plan. No forfeitures occurred during the reported years. Assumptions used in the calculation of these amounts are included in footnote 11 to Investors Bancorp’s audited financial statements for the calendar year ended December 31, 2009 included in Investors Bancorp’s Annual Report on Form 10-K.

(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718, of stock option awards pursuant to the 2006 Equity Incentive Plan. No forfeitures occurred during the reported years. Assumptions used in the calculation of this amount are included in footnote 11 to Investors Bancorp’s audited financial statements for the calendar year ended December 31, 2009 included in Investors Bancorp’s Annual Report on Form 10-K.

(3)	Bonuses are paid under our Executive Officer Annual Incentive Plan based on calendar year performance. The amounts reported in this column for our 2009 calendar year represent the bonus paid under our Executive Officer Annual Incentive Plan for the full twelve months of 2009. The amounts reported in this column for our 2009, 2008 and 2007 fiscal year represent the bonuses earned by the named executive officers in the twelve month period representing each such fiscal year. These numbers have been increased from that reported in our proxy statements for each of the 2009, 2008 and 2007 fiscal year to take into consideration the full twelve months’ bonus.

(4)	For each calendar year represented, the amount in this column reflects the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans) from the measurement date (December 31 or June 30) in the immediately preceding calendar or fiscal year to the measurement date in such calendar or fiscal year, determined using the interest rate and mortality rate assumptions consistent with those used in Investors’ Bancorp’s financial statements. The amount reported may include amounts in which the named executive officer is not yet vested. Earnings under the Supplemental ESOP Plan are not included in this amount because the earnings were not “above market”.

(5)	The amounts in this column represents all other compensation not properly reported in prior columns in this table, including perquisites the aggregate value of which exceeds $10,000 and employer contributions to defined contribution plans. See the “All Other Compensation” and “Perquisites” tables below for a breakdown of these amounts.

(6)	The amount reported as “Total” compensation for our 2009, 2008 and 2007 fiscal year has been increased from that reported in the 2009, 2008 and 2007 annual proxy statements to reflect the full bonus paid during the applicable fiscal year under the “Non-equity Incentive Plan Compensation” column.

(7)	In November 2009, the Company changed its fiscal year end from June 30 to December 31. In accordance with guidance from the SEC, the Company is presenting information for the 12-month period ended December 31, 2009.

(8)	Information presented for the 12-month period ended June 30, 2009.

(9)	Information presented for the 12-month period ended June 30, 2008.

(10)	Information presented for the 12-month period ended June 30, 2007.
ALL OTHER COMPENSATION

				Dividends	Company
			Perquisites	on	Contribution
			and Other	Unvested	on Employee	Company
			Personal	Stock	Medical and	Contributions
	Calendar or Fiscal		Benefits	Awards	Insurance	to ESOP and
Name	Year		($)	($)	Benefits ($)(1)	401(k) Plans ($)	Total ($)
Kevin Cummings	2009	(2)	19,427	—	13,468	24,465	57,360
	2009	(3)	19,288	—	13,488	29,429	62,205
	2008	(4)	16,697	—	11,863	30,566	59,126
	2007	(5)	17,949	—	6,875	41,700	66,524

Domenick A. Cama	2009	(2)	18,558	—	13,468	24,465	56,491
	2009	(3)	19,831	—	11,805	28,929	60,414
	2008	(4)	19,525	—	12,756	31,566	63,847
	2007	(5)	9,492	—	5,659	35,924	51,075

Richard S. Spengler	2009	(2)	6,827	—	13,367	24,465	44,659
	2009	(3)	8,694	—	13,256	29,529	51,479
	2008	(4)	5,355	—	4,991	30,166	40,512
	2007	(5)	3,131	—	4,109	34,302	41,542

Thomas F. Splaine, Jr.	2009	(2)	5,302	—	12,789	23,415	41,506
	2009	(3)	—	—	12,682	27,959	40,641
	2008	(4)	—	—	1,471	26,808	28,279

Paul Kalamaras	2009	(2)	—	—	2,844	554	3,398
	2009	(3)	—	—	1,773	—	1,773

(1)	Excluded from this amount are medical and dental benefits for fiscal 2007 and July 1, 2007 through November 30, 2007 of fiscal 2008 as Investors Savings Bank paid for those benefits on a claims submitted basis during that time.

(2)	In November 2009, the Company changed its fiscal year end from June 30 to December 31. In accordance with guidance from the SEC, the Company is presenting information for the 12-month period ended December 31, 2009.

(3)	Information presented for the 12-month period ended June 30, 2009.

(4)	Information presented for the 12-month period ended June 30, 2008.

(5)	Information presented for the 12-month period ended June 30, 2007.

PERQUISITES

							Total
							Perquisites
						Executive	and Other
	Calendar					Health	Personal
	or Fiscal		Automobile Allowance	Long Term Care	Club Dues	Exam	Benefits
Name	Year		($)	($)	($)	($)	($)
Kevin Cummings	2009	(1)	10,257	8,107	1,063	—	19,427
	2009	(2)	10,023	8,107	1,158	—	19,288
	2008	(3)	4,528	8,243	576	3,350	16,697
	2007	(4)	9,124	8,270	555	—	17,949

Domenick A. Cama	2009	(1)	5,037	9,899	1,022	2,600	18,558
	2009	(2)	6,272	9,899	1,060	2,600	19,831
	2008	(3)	6,791	9,899	900	1,935	19,525
	2007	(4)	6,524	2,066	902	—	9,492

Richard S. Spengler	2009	(1)	3,696	3,131	—	—	6,827
	2009	(2)	4,760	3,131	803	—	8,694
	2008	(3)	1,184	3,131	1,040	—	5,355
	2007	(4)	—	3,131	—	—	3,131

Thomas F. Splaine, Jr.	2009	(1)	—	5,302	—	—	5,302
	2009	(2)	—	—	—	—	—
	2008	(3)	—	—	—	—	—

Paul Kalamaras	2009	(1)	—	—	—	—	—
	2009	(2)	—	—	—	—	—

(1)	In November 2009, the Company changed its fiscal year end from June 30 to December 31. In accordance with guidance from the SEC, the Company is presenting information for the 12-month period ended December 31, 2009.

(2)	Information presented for the 12-month period ended June 30, 2009.

(3)	Information presented for the 12-month period ended June 30, 2008.

(4)	Information presented for the 12-month period ended June 30, 2007.
     Plan-Based Awards. The following table sets forth certain information as to grants during calendar 2009 of plan-based awards to the named executive officers under the Executive Officer Annual Incentive Plan.
GRANTS OF PLAN BASED AWARDS TABLE FOR CALENDAR YEAR 2009

								Grant
								Date
						All Other		Fair
						Option	Exercise	Value of
						Awards	or Base	Stock
		Estimated Payouts Under Non-Equity				Number of	Price of	and
		Incentive Plan Awards (1)			All Other Stock Awards	Securities	Option	Option
		Threshold	Target	Maximum	Number of Shares or	Underlying	Awards	Awards
Name	Grant Date	($)	($)	($)	Units (#)	Options (#)	($/Sh)	($)
Kevin Cummings	2/17/2009	319,223	390,832	465,000	—	—	—	—
Domenick A. Cama	2/17/2009	171,625	210,125	250,000	—	—	—	—
Richard S. Spengler	2/17/2009	90,090	107,730	126,000	—	—	—	—
Thomas F. Splaine	2/17/2009	64,800	74,400	84,000	—	—	—	—
Paul Kalamaras	2/17/2009	64,800	74,400	84,000	—	—	—	—

(1)	Estimated future payouts under non-equity incentive plan awards assume 100% achievement of individual personal performance goals.
     For a narrative description of the material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and in the Grants of Plan-Based Awards Table, please see the Compensation Discussion and Analysis above.

     Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2009 for the named executive officers.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

		Option Awards				Stock Awards
							Market
							Value of
		Number of	Number of			Number of	Shares or
		Securities	Securities			Shares or	Units of
		Underlying	Underlying	Option		Units of	Stock That
		Unexercised	Unexercised	Exercise	Option	Stock That	Have Not
		Options (#)	Options (#)	Price	Expiration	Have Not	Vested
Name	Grant Date	Exercisable	Unexercisable	($)	Date(1)	Vested (#)	($)(2)
Kevin Cummings	11/20/06	270,000	180,000	15.25	11/20/16	50,000	547,000
Domenick A. Cama	11/20/06	240,000	160,000	15.25	11/20/16	44,000	481,360
Richard S. Spengler	11/20/06	120,000	80,000	15.25	11/20/16	32,000	350,080
Thomas F. Splaine, Jr.	11/20/06	105,000	70,000	15.25	11/20/16	28,000	306,320
Paul Kalamaras	11/18/08	28,000	112,000	13.69	11/18/18	48,000	525,120

(1)	Stock options expire if unexercised 10 years after the grant date.

(2)	This amount is based on the fair market value of Investors Bancorp common stock on December 31, 2009 of $10.94.
     Option Exercises and Stock Vested. The following table provides information concerning stock option exercises and the vesting of stock awards for each named executive officer during 2009. None of the Company’s named executive officers exercised any stock options during the calendar year ended December 31, 2009.
OPTION EXERCISES AND STOCK VESTED AT DECEMBER 31, 2009

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)
Kevin Cummings	—	—	25,000	269,250
Domenick A. Cama	—	—	22,000	236,940
Richard S. Spengler	—	—	16,000	172,320
Thomas F. Splaine, Jr.	—	—	14,000	150,780
Paul Kalamaras	—	—	12,000	131,400

(1)	The value realized on vesting represents the market value on the day the stock vested.
     Defined Benefit Pension Plan. Investors Savings Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions, formerly known as the Financial Institutions Retirement Fund, which is a qualified, tax-exempt defined benefit plan (the “Retirement Plan”). All employees age 21 or older who have completed one year of employment with Investors Savings Bank are eligible for participation in the Retirement Plan; however, only employees who have been credited with 1,000 or more hours of service with Investors Savings Bank are eligible to accrue benefits under the Retirement Plan. Investors Savings Bank annually contributes an amount to the plan necessary to satisfy the minimum funding requirements established under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
     The retirement benefit formula under the Retirement Plan provides for a nonintegrated unit accrual formula with an annual accrual rate of 1.25% of the participant’s high 5-year average salary with a 30-year salary cap. A participant’s average annual compensation is the average annual compensation over the 5 consecutive calendar years out of the last 10 calendar years in which the participant’s compensation was the greatest, or over all calendar years if less than 5.

     The regular form of retirement benefit is a straight life annuity (if single) and a joint and survivor annuity (if married). However, various alternative forms of joint and survivor annuities may be selected instead. If a participant dies while in active service and after having become fully vested, a qualified 100% survivor benefit will be payable to the participant’s beneficiary. Benefits payable upon death may be paid in a lump sum, installments, or in the form of a life annuity. Upon termination of employment due to disability, the participant will be entitled to a disability retirement benefit at age 65.
     The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer, under the pension plan determined using interest rate and mortality rate assumptions consistent with those used in Investors Bancorp’s financial statements. For a narrative description of the supplemental retirement plans, please see the Compensation Discussion and Analysis above.
PENSION BENEFITS AT OR FOR THE YEAR ENDED DECEMBER 31, 2009

		Number of Years	Present Value
		Credited Service	of Accumulated	Payments During Last
Name	Plan Name	(#)(1)	Benefit ($)(2)	Calendar Year ($)
Kevin Cummings	Investors Savings Bank Pension Plan	5.5	148,000	—
	Supplemental Retirement and Wage Replacement Plan		1,475,000	—
Domenick A. Cama	Investors Savings Bank Pension Plan	19	348,000	—
	Supplemental Retirement and Wage Replacement Plan		842,000	—
Richard S. Spengler	Investors Savings Bank Pension Plan	26	299,000	—
	Supplemental Retirement and Wage Replacement Plan		31,000	—
Thomas F. Splaine, Jr.	Investors Savings Bank Pension Plan	4	38,000	—
	Supplemental Retirement and Wage Replacement Plan		11,000	—
Paul Kalamaras (3)	Investors Savings Bank Pension Plan	<1	5,000	—
	Supplemental Retirement and Wage Replacement Plan		3,000	—

(1)	The number of years of credited service represents all years of service including years following the change in benefit formula for the Investors Savings Bank Pension Plan on January 1, 2006. For Messrs. Cama and Spengler credited service years include qualified years served at other financial institutions that participated in the Financial Institutions Retirement Fund.

(2)	The figures shown are determined as of the plan’s measurement date of December 31, 2009 for purposes of Investors Bancorp, Inc.’s audited financial statements. For discount rate and other assumptions used for this purpose, please refer to note 11 in the audited financial statements included in the December 31, 2009 Annual Report on Form 10-K. The aggregate balance reported for the Supplemental Retirement and Wage Replacement Plan is the value of account balances under Supplemental Executive Retirement Plan and the Wage Replacement Plan, because benefits for one plan are offset against the other plan’s benefits..

(3)	Mr. Kalamaras was hired in August 2008 and became eligible for the plan in August 2009.

     Nonqualified Deferred Compensation. The following table sets forth information with respect to the nonqualified deferred compensation plans at and for the year ended December 31, 2009 for the named executive officers.` For a narrative description of the Supplemental ESOP Plan, please see the Compensation Discussion and Analysis above.
NONQUALIFIED DEFERRED COMPENSATION AT OR FOR THE YEAR ENDED
DECEMBER 31, 2009

		Executive	Registrant	Aggregate		Aggregate
		Contributions	Contributions	Earnings	Aggregate	Balance
		in Last	in Last	(Loss) in Last	Withdrawals /	at Last
		Calendar Year	Calendar Year	Calendar Year	Distributions	Calendar Year-End
Name	Plan Name	($)	($) (1)	($)(2)	($)	($)(3)
Kevin Cummings	Supplemental ESOP Plan	—	48,866	(37,018)	—	211,505
Domenick A. Cama	Supplemental ESOP Plan	—	25,776	(14,902)	—	91,249
Richard S. Spengler	Supplemental ESOP Plan	—	9,372	(1,992)	—	18,125
Thomas F. Splaine, Jr.	Supplemental ESOP Plan	—	2,429	(242)	—	3,490
Paul Kalamaras	Supplemental ESOP Plan	—	—	—	—	—

(1)	The value of the non-qualified Supplemental ESOP contribution made in calendar 2009 is based on the fair market value of Investors Bancorp common stock on December 31, 2009 of $10.94.

(2)	The aggregate earnings (loss) for the non-qualified Supplemental ESOP Plan reflect the change in value of phantom shares issued prior to calendar 2009 based on the fair market value of Investors Bancorp common stock in December 31, 2009 of $10.94. This amount is not included in the Summary Compensation Table because the rate of earnings was not “above market”.

(3)	The aggregate balances reported for the Supplemental ESOP Plan are based on the market value of Investors Bancorp common stock on December 31, 2009 of $10.94.
     Potential Payments Upon Termination or Change in Control. At December 31, 2009, Investors Bancorp had three-year employment agreements with Messrs. Cummings and Cama, and two-year employment agreements with Messrs. Spengler, Splaine and Kalamaras. A narrative description of the material terms of the agreements is set forth in the Compensation Discussion and Analysis. The tables below reflect the amount of compensation to each of the named executive officers of Investors Bancorp pursuant to such individual’s employment agreement, as applicable, in the event of termination of such executive’s employment. No payments are required due to a voluntary termination under the employment agreements (prior to a change in control). The amount of compensation payable to each named executive officer upon involuntary termination (other than for cause), termination following a change of control and in the event of disability (with respect to employment agreements) is shown below. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. However, the amounts shown do not include any reduction that would be required to avoid an excess parachute payment under Code Section 280G for Messrs. Spengler, Splaine and Kalamaras. Messrs. Cummings and Cama are entitled to tax indemnification payments for any excess parachute payments under Code Section 280G. The amounts shown relating to unvested options and stock awards are based on the fair market value of Investors Bancorp common stock on December 31, 2009 of $10.94. Using that fair market value, all unvested options have no value. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Investors Bancorp. The following table does not include amounts payable upon termination of employment under the Supplemental ESOP Plan, Supplemental Retirement Plan, and Executive Supplemental Retirement Wage Replacement Plan because the present value of the accumulated benefits under each of those plans is set forth in the tables above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AS OF DECEMBER 31, 2009

	Mr. Cummings	Mr. Cama	Mr. Spengler	Mr. Splaine	Mr. Kalamaras
Retirement (1) Retiree Health/Life Insurance	—	—	—	—	—
Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	—	—	—	—	—

Early Retirement (1) Retiree Health/Life Insurance	—	—	—	—	—
Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	—	—	—	—	—

Disability Salary Continuation (2)	1,710,804	885,804	248,293	185,796	185,796
Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	547,000	481,360	350,080	306,320	525,120
Other benefits (3)	12,647	13,497	9,940	13,677	1,921

Death Salary Continuation (5)	775,000	500,000	315,000	240,000	240,000
Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	547,000	481,360	350,080	306,320	525,120
Other benefits(3)	13,057	13,054	13,057	13,057	149

Discharge w/o Cause or Resignation w/ Good Reason — no Change in Control Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	—	—	—	—	—
Salary and Cash Incentive (6)	3,720,000	2,250,000	661,500	467,100	485,463
Other benefits (3)	42,842	74,034	29,193	31,583	4,265
Excess Pension Benefit (6)	1,603,287	840,268	30,551	21,042	43,487

Discharge w/o Cause or Resignation w/ Good Reason — Change in Control — related Stock Option Vesting	—	—	—	—	—
Restricted Stock Vesting	547,000	481,360	350,080	306,320	525,120
Salary and Cash Incentive (6)	3,720,000	2,250,000	661,500	467,100	485,463
Other benefits (3)	42,842	74,034	29,193	31,583	4,265
Excess Pension Benefit (6)	1,603,287	840,268	30,551	21,042	43,487
Tax Indemnification Payment (7)	341,733	210,613	—	—	—

(1)	As of December 31, 2009, none of the named executives were eligible for early retirement or retirement.

(2)	Upon disability, the named executive is entitled to three years salary. Such benefit is reduced by the amount paid by the insurance companies under disability policies.

(3)	Other benefits include amounts for benefits in effect prior to termination; life, medical, dental, disability and long term care, and is calculated based on the terms specified in the employment agreements.

(4)	The employment agreements in effect provide that Investors Bancorp will pay the excess, if any of: the present value of benefits to which the named executive would be entitled to under the defined benefit plans if he had continued working for the company for, 36 months in the case if Messrs. Cummings and Cama, and 18 months for Messrs. Spengler, Splaine and Kalamaras, and the present value of the benefits which he is actually entitled.

(5)	This amount is payable according to normal payroll practices for one year following the executive’s date of death.

(6)	This amount is paid in a lump sum on the date of termination.

(7)	This amount is generally payable in a lump sum to the executive on the date of termination, but it may be timely paid directly to the applicable taxing authorities on behalf of the executive.

Director Compensation
Elements of Director Compensation
     Director Fees. Each of the individuals who serve as a director of Investors Bancorp also serves as a director of Investors Savings Bank. The non-employee directors of Investors Bancorp and Investors Savings Bank are compensated separately for service on each entity’s board. Each non-employee director of Investors Bancorp is paid a monthly retainer of $2,000 ($4,000 per month for the Chairman), and $1,500 for each committee meeting attended ($2,500 for the Audit Committee). The Chairman of the Audit Committee is paid an annual retainer of $10,000 ($5,000 each for Co-Chairs). The Chairman of the Compensation and Benefits Committee and the Chairman of the Nominating and Corporate Governance Committee are each paid an annual retainer of $8,500. Each non-employee director of Investors Savings Bank is paid a monthly retainer of $4,000 ($8,000 per month for the Chairman) and $2,100 for each Board meeting attended ($4,200 per meeting for the Chairman).
     The Board of Directors establishes non-employee director compensation based on recommendations of the Compensation and Benefits Committee. Periodically, the Compensation and Benefits Committee will engage the services of a third party and will consult external surveys to assist it in a review of director compensation. The Compensation and Benefits Committee recommended the following changes to the compensation payable to non-employee directors in 2009 that are already disclosed above; increased the annual retainer for the Audit Committee Chair from $8,500 to $10,000 and established an annual retainer of $8,500 for the Nominating and Corporate Governance Committee Chair.
     Stock Option and Stock Award Program. At the October 24, 2006 Annual Meeting, the stockholders approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. The Compensation and Benefits Committee engaged GK Partners, an independent compensation consultant, in calendar 2007 to assess the Committee’s recommendations for granting stock options and restricted stock awards to non-employee directors. In determining the amount of restricted stock awards and stock options non-employee directors would receive, the Compensation and Benefits Committee considered the Board’s role in setting the strategic direction for the Company, most notably, their role in completing the conversion to a public company in 2005. The Committee also considered the directors’ past contributions, their industry knowledge, their financial expertise and the role they would play in the Company’s future. The Committee also reviewed survey data regarding awards made to directors of other companies that had undertaken a mutual to stock public offering. GK Partners concluded that the Committee’s recommendations for the awards were fair and reasonable and intended to align the economic interest of the directors with that of other shareholders consistent with prevailing director compensation practices in the competitive marketplace for similarly situated public companies.
     On November 20, 2006 the Compensation and Benefits Committee of the Board of Directors granted stock options and restricted stock awards to non-employee directors of the Company equal to 80% of the amount approved by shareholders. The options generally vest in equal installments over a five-year period, commencing one year from the date of the grant (November 20, 2007) and have an exercise price of $15.25 per share, which was the closing market price/last sale price of the Company’s common stock on November 20, 2006, the date of the grant. The restricted stock awards also generally vest in equal installments over a five-year period, commencing one year from the date of the grant (November 20, 2007). On January 21, 2008 the Compensation and Benefits Committee of the Board of Directors again consulted with GK Partners and granted the additional 20% of stock options and restricted stock awards to non-employee directors of the Company that was approved by the shareholders. The options generally vest in equal installments over a five-year period, commencing one year from the date of the grant (January 21, 2009) and have an exercise price of $13.38 per share, which was the closing market price/last sale price of the Company’s common stock on January 18, 2008. The restricted stock awards also generally vest in equal installments over a five-year period, commencing one year from the date of the grant (January 21, 2009). The vesting of the options and restricted stock awards accelerate upon death or disability, retirement, involuntary termination of service following a change in control, and upon consummation of a second step conversion of Investors Bancorp. The grants have other terms and conditions consistent with the 2006 Equity Incentive Plan. A total of 1,709,252 stock options and 683,701 shares of restricted stock were granted to non-employee directors of the Company. These totals represent 100% of the stock options and restricted shares available to non-employee directors for granting purposes.

     Director Benefits. For directors and their spouses or spousal equivalents as of 2007, Investors Savings Bank sponsors a long-term care program. Directors become eligible to participate after one year of service either on the Board of Directors, through past employment or as counsel prior to becoming a director. Each individual policy is owned by the covered person. Investors Savings Bank pays all premiums under the long term care program but will stop paying premiums in the event of the participant’s (i) resignation from the Board of Directors prior to attaining normal retirement age (except for health reasons), (ii) relocation outside of the country, or (iii) death. Spousal coverage will be terminated upon (i) a participant’s resignation prior to normal retirement age (except for health reasons), (ii) divorce from the participant, (iii) the participant no longer qualifying for coverage, (iv) the spouse’s permanent relocation outside of the country, or (v) death. Participants who cannot be insured through an insurance company under the long-term care program will be self-insured by Investors Savings Bank.
     Retirement Plan for the Board of Directors of Investors Savings Bank. Investors Savings Bank maintains a director retirement plan. In December 2006, the Director Plan was amended to cap compensation at the current level and close the plan to new participants. A director who is not an active employee of Investors Savings Bank upon retirement from board service, has provided at least ten years of “cumulative service” (service on the board and, if applicable, as an employee or counsel), retires at age 65 or later, or as a result of disability, is eligible to participate in the plan. An eligible director with at least 15 years of cumulative service will be entitled to an annual retirement benefit equal to the sum of 60% of the annual retainer and 13 times the regular board meeting fee in effect for the calendar year preceding the director’s year of retirement. A director with at least ten years of cumulative service but less than 15 years will be entitled to 40% of the sum of the annual retainer and 13 times the regular meeting fee in effect for the calendar year preceding the director’s year of retirement, plus a pro-rated percentage of 20% of the sum of the annual retainer and 13 times the regular board meeting fee in effect for the calendar year preceding the director’s year of retirement. In connection with the stock offering, the retirement plan was amended to include the annual retainer and board fees, if any, paid by Investors Bancorp in determining a director’s retirement benefit. Directors who retired on or prior to March 1, 1997 are entitled to different retirement benefits.
     In the event of a change in control, directors who have not yet attained ten years of service will be deemed to have ten years of service in order to qualify for a benefit under the director retirement plan. In the event a director dies prior to retirement, the director’s beneficiary will be entitled to benefit payments in the form of a joint and survivor benefit payable at 100% of the amount paid to the director. Retirement benefits may be paid, at the director’s election, either in monthly payments until the eligible director’s death, or as a joint and survivor form of benefit payable for the lifetime of the eligible director and, upon the eligible director’s death, at 50% of the benefit amount, to the director’s beneficiary, or a joint and survivor form of benefit payable for the lifetime of the director and, upon the director’s death, at 100% of the amount, to the director’s beneficiary during the beneficiary’s lifetime. In order to receive retirement benefits under the plan, the director must remain a director emeritus in good standing after retirement and must not engage in any business enterprise which competes with Investors Savings Bank nor disclose any confidential information relative to the business of Investors Savings Bank.
     Deferred Directors Fee Plans. Since 1988, Investors Savings Bank has maintained a deferred directors fee plan, pursuant to which each director of Investors Savings Bank has the right to defer the payment of all or any part of his or her board or committee fees. Compensation deferred under the plan and interest (at the rate equal to one and one-half percent below the prime rate) thereon are payable upon a director’s death, disability, resignation or removal from office. Such payment is made in a lump sum, unless the director has elected payment in monthly installments over a period of up to ten years. In the event of a change in control, the Board of Directors or an acquirer may, in its sole discretion, terminate the plan and pay the undisbursed portion of benefits under the plan in a lump sum within 12 months of the change in control. As of the year ended December 31, 2009, no directors are making deferrals in the deferred director fee plan.
     Summary of Directors’ Compensation
     The following table sets forth for the year ended December 31, 2009 certain information as to total compensation earned by non-employee directors. The amounts reported under the stock awards and option awards columns were granted on November 20, 2006 and January 21, 2008 pursuant to the 2006 Equity Incentive Plan.
DIRECTORS COMPENSATION TABLE

					Change
					in Pension
					Value and
	Investors Bancorp	Investors Savings			Nonqualified
	Fees Earned	Bank			Deferred
	or	Fees Earned or	Stock	Option	Compensation	All Other
	Paid in Cash	Paid in Cash	Awards	Awards	Earnings	Compensation
Name	($)	($)	($)(1)	($)(2)	($)(3)	($) (4)	Total ($)
Patrick J. Grant (5)	52,500	146,400	—	—	(10,000)	27,586	216,486

Robert M. Cashill	22,000	67,100	—	—	22,000	11,278	122,378

Doreen R. Byrnes	24,000	73,200	—	—	—	7,073	104,273

Brian D. Dittenhafer	48,500	73,200	—	—	75,000	9,570	206,270

John A. Kirkpatrick (6)	50,500	67,100	—	—	122,000	4,894	244,494

Vincent D. Manahan III	57,000	73,200	—	—	(1,000)	7,671	136,871

Richard J. Petroski	41,000	73,200	—	—	—	19,250	133,450

Joseph H. Shepard III	44,000	73,200	—	—	(5,000)	7,608	119,808

Rose Sigler	57,000	73,200	—	—	—	12,863	143,063

Stephen J. Szabatin	48,500	73,200	—	—	29,000	10,563	161,263

James H. Ward, III(7)	13,500	36,600	—	—	—	—	50,100

(1)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. .Mr. Cashill and Ms. Byrnes had unvested stock awards of 100,000 and 36,000, respectively, for awards received as employees of Investors Savings Bank. Messrs. Dittenhafer, Manahan III, Shephard III and Szabatin and Ms. Sigler had unvested stock awards of 46,883 at December 31, 2009. All unvested awards relate to grants made pursuant to the 2006 Equity Incentive Plan, which vest over the shorter of five years or the period to the mandatory director retirement age. Assumptions used in the calculation of these amounts are included in footnote 11 to Investors Bancorp’s audited financial statements for the calendar year ended December 31, 2009 included in Investors Bancorp’s Annual Report on Form 10-K.

(2)	The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC 718. .Mr. Grant had unexercised stock option awards of 244,184 at December 31, 2009. Mr. Cashill and Ms. Byrnes had unexercised stock option awards of 350,000 and 225,000, respectively, for stock option awards received as employees of Investors Savings Bank. Messrs. Dittenhafer, Kirkpatrick, Manahan III, Shephard III and Szabatin and Ms. Sigler had unexercised stock option awards of 244,178 at December 31, 2009. All unexercised stock option awards relate to grants made pursuant to the 2006 Equity Incentive Plan, which vest over the shorter of five years or the period to the mandatory director retirement age. Assumptions used in the calculation of these amounts are included in footnote 11 to Investors Bancorp’s audited financial statements for the calendar year ended December 31, 2009 included in Investors Bancorp’s Annual Report on Form 10-K.

(3)	This amount represents the aggregate change in the present value of a director’s accumulated benefit under the Retirement Plan.

(4)	This amount includes perquisites and other personal benefits, or property, if the aggregate amount for each director is at least $10,000. Specifically, this amount represents the premiums paid for long term care coverage for certain directors and their spouses or spousal equivalents. Messrs. Kirkpatrick and Shepard III are self-insured by Investors Savings Bank. In addition, the amount includes life insurance premiums for Mr. Grant and automobile allowance and club membership for Mr. Petroski.

(5)	Mr. Grant, the former Chairman, passed away on December 26, 2009.

(6)	Mr. Kirkpatrick, a former Director, retired on October 26, 2009.

(7)	Mr. Ward became a member of the Board upon the completion of the acquisition of American Bancorp of New Jersey, Inc. in May 2009, therefore, his directors fees represent a partial year for calendar year 2009.
Other Matters
     Director Stock Ownership Requirements. The Board believes its directors should have a financial investment in the Company to further align their interests with stockholders. Directors are expected to own at least $100,000 in common stock value (excluding stock options), within a reasonable time subsequent to their appointment as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     Persons and groups who beneficially own in excess of five percent of Investors Bancorp’s common stock are required to file certain reports with the Securities and Exchange Commission regarding such beneficial ownership. The following table sets forth, as of April 20, 2010, certain information as to the shares of Investors Bancorp common stock owned by persons who beneficially own more than five percent of Investors Bancorp’s issued and outstanding shares of common stock. We know of no persons, except as listed below, who beneficially owned more than five percent of the outstanding shares of Investors Bancorp common stock as of April 20, 2010. For purposes of the following table and the table included under the heading “Management,” in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of any shares of common stock (i) over which he or she has, or shares, directly or indirectly, voting or investment power or (ii) as to which he or she has the right to acquire beneficial ownership at any time within 60 days after April 20, 2010.
     Principal Stockholders

	Number of Shares Owned and		Percent of Shares of
Name and Address of Beneficial Owner	Nature of Beneficial Ownership		Common Stock Outstanding(1)
Investors Bancorp, MHC	64,844,373	(2)	56.4%
101 JFK Parkway Short Hills, NJ 07078

Advisory Research, Inc.	9,398,519	(3)	8.2%
180 N Stetson St., Suite 5500 Chicago, IL 60601

(1)	Based on 114,893,587 shares of Investors Bancorp common stock outstanding as of April 20, 2010.

(2)	This information is based on Schedule 13D (Amendment No. 1) filed by Investors Bancorp, MHC with the SEC on June 25, 2008. The Board of Directors of Investors Bancorp, MHC consists of those persons who serve on the Board of Directors of Investors Bancorp, Inc.

(3)	This information is based on Schedule 13G filed by Advisory Research, Inc. with the SEC on February 12, 2010.

     Management
     The following table sets forth information about shares of Investors Bancorp common stock owned by each nominee for election as director, each incumbent director, each named executive officer identified in the summary compensation table included elsewhere in this Proxy Statement, and all nominees, incumbent directors and executive officers as a group, as of April 20, 2010.

	Position(s) held with	Shares				Unvested Stock
	Investors Bancorp	Owned	Options			Awards
	Inc. and/or	Directly and	Exercisable			Included in
	Investors Savings	Indirectly	within 60	Beneficial	Percent of	Beneficial
Name	Bank	(1)	days	Ownership	Class	Ownership
Robert M. Cashill	Chairman	255,501	210,000	465,501	*	100,000
Brian D. Dittenhafer	Director	108,207	136,740	244,947	*	42,976
Vincent D. Manahan III	Director	149,671	136,740	286,411	*	42,976
James H. Ward, III (2)	Director	126,102	—	126,102	*	—
Doreen R. Byrnes	Director	80,976	135,000	215,976	*	36,000
Richard J. Petroski	Director	12,000	—	12,000	*	—
Rose Sigler	Lead Director	122,671	136,740	259,411	*	42,976
Stephen J. Szabatin	Director	127,671	136,740	264,411	*	42,976
Kevin Cummings	Director,
	President and Chief
	Executive Officer	282,329	270,000	552,329	*	175,000
Joseph H. Shepard III	Director	157,671	136,740	294,411	*	42,976

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Domenick A. Cama	Executive Vice
	President and Chief
	Operating Officer	247,957	240,000	487,957	*	144,000

Richard S. Spengler	Executive Vice
	President and Chief
	Lending Officer	163,475	120,000	283,475	*	97,000

Thomas F. Splaine, Jr.	Senior Vice
	President and Chief
	Financial Officer	116,074	105,000	221,074	*	63,000

Paul Kalamaras	Executive Vice
	President	115,706	28,000	143,706	*	93,000

All directors and executive officers as a group (14 persons) (3)		2,066,010	1,791,700	3,857,710	3.4%	922,880

*	Less than 1%

(1)	Unless otherwise indicated, each person effectively exercises sole, or shared with spouse, voting and dispositive power as to the shares reported.

(2)	Mr. Ward was appointed to the Board of Directors in June 2009 upon consummation of Investors Bancorp Inc.’s acquisition of American Bancorp of New Jersey, Inc.

(3)	Includes 29,055 shares of common stock allocated to the accounts of executive officers under the Investors Savings Bank Employee Stock Ownership Plan (“ESOP”) and excludes the remaining 4,225,017 shares of common stock of which 3,545,059 are unallocated and held for the future benefit of all employee participants. Under the terms of the ESOP, shares of common stock allocated to the account of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP Trustee in the same proportion as the vote obtained from participants on allocated shares.

ITEM 12. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Transactions With Certain Related Persons
     Federal laws and regulations generally require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. However, regulations also permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the executive officer or director is not given preferential treatment compared to the other participating employees. Pursuant to such a program, loans have been extended to executive officers, which loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public. These loans do not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2009, Investors Savings Bank had a loan in the amount of $620,000 to one named executive officer.
     Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to Investors Bancorp. The provisions of the Sarbanes-Oxley Act of 2002 that prohibit loans do not apply to loans made by a depository institution, such as Investors Savings Bank, that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to Investors Bancorp’s and Investors Savings Bank’s officers are made in conformity with the Federal Reserve Act and Regulation O.
     Director Independence
     A majority of the Board of Directors and each member of the Compensation and Benefits, Nominating and Corporate Governance, and Audit Committees are independent, as affirmatively determined by the Board consistent with the listing standards of the NASDAQ Stock Market.
     The Board of Directors conducts an annual review of director independence for all current nominees for election as directors and all continuing directors. In connection with this review, the Board of Directors considers all relevant facts and circumstances relating to relationships that each director, his or her immediate family members and their related interests had with Investors Bancorp and its subsidiaries.
     As a result of this review, the Board of Directors affirmatively determined that Messrs. Shepard III, Dittenhafer, Manahan III, Petroski, Szabatin and Ward III and Ms. Sigler are independent. The Board of Directors determined that Mr. Cummings is not independent as he is an Investors Savings Bank employee and Mr. Cashill is not independent because he was an employee of Investors Savings Bank until retiring on December 31, 2007 and Ms. Byrnes is not independent as she was an employee of Investors Savings Bank until retiring on March 1, 2007.
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Investors Bancorp’s independent registered public accounting firm for calendar year ended December 31, 2009 was KPMG LLP. The Audit Committee has re-appointed KPMG LLP to continue as the independent registered public accounting firm for Investors Bancorp for calendar year ending December 31, 2010, subject to the ratification by Investors Bancorp’s stockholders at the Annual Meeting. Representatives of KPMG LLP are expected to attend the Annual Meeting. They will be given an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

     Stockholder ratification of the appointment of KPMG LLP is not required by Investors Bancorp’s Bylaws or otherwise. However, the Board of Directors is submitting the appointment of the independent registered public accounting firm to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the appointment of KPMG LLP, the Audit Committee will reconsider whether it should select another independent registered public accounting firm. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change is in the best interests of Investors Bancorp and its stockholders.
     Audit Fees. The aggregate fees billed to Investors Bancorp for professional services rendered by KPMG LLP for the audit of the Investors Bancorp’s annual financial statements, review of the financial statements included in the Investors Bancorp’s Quarterly Reports on Form 10-Q and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings and engagements were $612,500, $519,500 and $520,800 during the six months ended December 31, 2009 and the fiscal years ended June 30, 2009 and 2008, respectively.
     Audit Related Fees. The aggregate fees billed to Investors Bancorp for assurance and related services rendered by KPMG LLP that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above, were $25,000 during the fiscal year ended June 30, 2009. These fees related to audit services in conjunction with the acquisition of American Bancorp of New Jersey, Inc. There were no such fees during the six months ended December 31, 2009 and the fiscal years ended June 30, 2009 and 2008, respectively.
     Tax Fees. The aggregate fees billed to Investors Bancorp for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning were $29,700, $64,860 and $50,500 during the six months ended December 31, 2009 and the fiscal years ended June 30, 2009 and 2008, respectively.
     All Other Fees. There were no “Other Fees” for calendar 2009 and 2008.
     The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG LLP. The Audit Committee concluded that performing such services does not affect the independence of KPMG LLP in performing its function as Investors Bancorp’s independent registered public accounting firm of Investors Bancorp.
     The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit and audit-related services between meetings of the Audit Committee, provided the Chair reports any such approvals to the full Audit Committee at its next meeting. The full Audit Committee pre-approves all other services to be performed by the independent registered public accounting firm and the related fees.