Form 10-Q
period 2010-03-31
Investors Bancorp Inc
filed 2010-05-10
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     As of April 30, 2010 there were 114,893,587 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 56.44% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2010 (unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
	(In thousands)
Assets
Cash and cash equivalents	$284,540	73,606
Securities available-for-sale, at estimated fair value	522,346	471,243
Securities held-to-maturity, net (estimated fair value of $696,512 and $753,405 at March 31, 2010 and December 31, 2009, respectively)	658,706	717,441
Loans receivable, net	6,800,429	6,615,459
Loans held-for-sale	22,616	27,043
Stock in the Federal Home Loan Bank	74,077	66,202
Accrued interest receivable	37,594	36,942
Office properties and equipment, net	50,746	49,384
Net deferred tax asset	117,736	117,143
Bank owned life insurance	115,063	114,542
Intangible assets	31,400	31,668
Other assets	33,512	37,143

Total assets	$8,748,765	8,357,816

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$6,012,964	5,840,643
Borrowed funds	1,775,535	1,600,542
Advance payments by borrowers for taxes and insurance	33,494	29,675
Other liabilities	58,543	36,743

Total liabilities	7,880,536	7,507,603

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 114,893,587 and 114,448,888 outstanding at March 31, 2010 and December 31, 2009, respectively	532	532
Additional paid-in capital	526,275	530,133
Retained earnings	434,560	422,211
Treasury stock, at cost; 3,126,693 and 3,571,392 shares at March 31, 2010 and December 31, 2009	(38,183)	(44,810)
Unallocated common stock held by the employee stock ownership plan	(35,096)	(35,451)
Accumulated other comprehensive loss	(19,859)	(22,402)

Total stockholders’ equity	868,229	850,213

Total liabilities and stockholders’ equity	$8,748,765	8,357,816

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$91,028	76,723
Securities:
Government-sponsored enterprise obligations	198	304
Mortgage-backed securities	10,046	11,946
Equity securities available-for-sale	—	1
Municipal bonds and other debt	795	2,986
Interest-bearing deposits	73	119
Federal Home Loan Bank stock	928	670

Total interest and dividend income	103,068	92,749

Interest expense:
Deposits	23,760	33,900
Secured borrowings	17,378	17,691

Total interest expense	41,138	51,591

Net interest income	61,930	41,158
Provision for loan losses	13,050	8,000

Net interest income after provision for loan losses	48,880	33,158

Non-interest income
Fees and service charges	1,590	906
Income on bank owned life insurance	521	256
Gain on sales of loans, net	1,747	2,163
(Loss) gain on securities transactions	(48)	2
Other income	123	90

Total non-interest income	3,933	3,417

Non-interest expense
Compensation and fringe benefits	17,136	15,670
Advertising and promotional expense	872	640
Office occupancy and equipment expense	4,356	2,998
Federal insurance premiums	3,225	1,800
Stationery, printing, supplies and telephone	635	488
Professional fees	1,082	599
Data processing service fees	1,431	1,113
Other operating expenses	1,689	1,147

Total non-interest expenses	30,426	24,455

Income before income tax expense	22,387	12,120
Income tax expense	9,077	5,042

Net income	$13,310	7,078

Basic and diluted earnings per share	$0.12	0.07
Weighted average shares outstanding
Basic	110,146,888	104,192,971
Diluted	110,201,851	104,228,891
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholder’s Equity
Three months ended March 31, 2010 and 2009
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at December 31, 2008	$532	518,457	408,534	(128,121)	(36,869)	(8,734)	753,799
Comprehensive income:
Net income	—	—	7,078	—	—	—	7,078
Change in funded status of retirement obligations, net of tax expense of $39	—	—	—	—	—	58	58
Unrealized gain on securities available- for-sale, net of tax expense of $1,380	—	—	—	—	—	1,900	1,900

Total comprehensive income							9,036

Compensation cost for stock options and restricted stock	—	3,684	—	—	—	—	3,684
ESOP shares allocated or committed to be released	—	(15)	—	—	355	—	340

Balance at March 31, 2009	$532	522,126	415,612	(128,121)	(36,514)	(6,776)	766,859

Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213
Comprehensive income:
Net income	—	—	13,310	—	—	—	13,310
Change in funded status of retirement obligations, net of tax expense of $36	—	—	—	—	—	53	53
Unrealized gain on securities available- for-sale, net of tax expense of $1,138	—	—	—	—	—	1,910	1,910
Other-than-temporary impairment accretion on debt securities, net of tax expense of $401	—	—	—	—	—	580	580

Total comprehensive income							15,853

Purchase of treasury stock (50,500 shares)	—	—	—	(608)	—	—	(608)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	2,335	—	—	—	—	2,335
ESOP shares allocated or committed to be released	—	79	—	2	355	—	436

Balance at March 31, 2010	$532	526,275	434,560	(38,183)	(35,096)	(19,859)	868,229

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$13,310	7,078
Adjustments to reconcile net income to net cash provided by operating activities
ESOP and stock-based compensation expense	2,769	4,024
Amortization of premiums and accretion of discounts on securities, net	1,903	(1,153)
Amortization of premium and accretion of fees and costs on loans, net	1,489	2,506
Amortization of intangible assets	183	—
Provision for loan losses	13,050	8,000
Depreciation and amortization of office properties and equipment	1,016	624
Loss (gain) on securities transactions	48	(2)
Mortgage loans originated for sale	(118,700)	(233,414)
Proceeds from mortgage loan sales	124,323	215,292
Gain on sales of loans, net	(1,196)	(2,163)
Income on bank owned life insurance contract	(521)	(255)
(Increase) decrease in accrued interest	(652)	396
Deferred tax benefit	(2,169)	(928)
Decrease (increase) in other assets	3,717	(3,122)
Increase in other liabilities	21,890	8,622

Total adjustments	47,150	(1,573)

Net cash provided by operating activities	60,460	5,505

Cash flows from investing activities:
Purchases of loans receivable	(245,869)	(151,725)
Net repayments of loans receivable	43,927	198,726
Mortgage-backed securities available for sale received in like-kind exchange	—	3,911
Proceeds from sale of non performing loan	2,984	—
Gain on sale of loan	(551)	—
Purchases of mortgage-backed securities available-for-sale	(98,944)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	59,611	53,643
Proceeds from calls/maturities on debt securities held-to-maturity	(244)	31
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	34,288	13,131
Proceeds from maturities of US Government and agency obligations available-for-sale	15,000	—
Redemption of equity securities available-for-sale	—	(3,911)
Proceeds from redemptions of Federal Home Loan Bank stock	5,940	20,184
Purchases of Federal Home Loan Bank stock	(13,815)	(3,173)
Purchases of office properties and equipment	(2,378)	(2,008)

Net cash (used in) provided by investing activities	(200,051)	128,809

Cash flows from financing activities:
Net increase in deposits	172,321	537,540
Repayments of funds borrowed under other repurchase agreements	(75,000)	(25,000)
Net increase (decrease) in other borrowings	249,993	(353,007)
Net increase in advance payments by borrowers for taxes and insurance	3,819	1,930
Purchase of treasury stock	(608)	—

Net cash provided by financing activities	350,525	161,463

Net increase in cash and cash equivalents	210,934	295,777
Cash and cash equivalents at beginning of the period	73,606	26,692

Cash and cash equivalents at end of the period	$284,540	322,469

Supplemental cash flow information:
Cash paid during the year for:
Interest	$41,136	52,621
Income taxes	2,600	1,600
See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1. Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank “Bank” (collectively, the “Company”) and the Bank’s wholly-owned subsidiaries.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s December 31, 2009 Annual Report on Form 10-K.
2. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in thousands, except per share data)
Net Income	$13,310			$7,078

Basic earnings per share:
Income available to common stockholders	$13,310	110,146,888	$0.12	$7,078	104,192,971	$0.07

Effect of dilutive common stock equivalents	—	54,963		—	35,920

Diluted earnings per share:
Income available to common stockholders	$13,310	110,201,851	$0.12	$7,078	104,228,891	$0.07

There were 5.1 million anti-dilutive common stock options excluded from the earnings per share calculation at March 31, 2010 and at March 31, 2009.

3. Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,825	483	—	2,308
Debt securities:
Government-sponsored enterprises	10,001	2	—	10,003
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	209,907	3,757	526	213,138
Federal National Mortgage Association	223,893	2,891	308	226,476
Government National Mortgage Association	10,238	109	—	10,347
Non-agency securities	62,384	778	3,088	60,074

	506,422	7,535	3,922	510,035

Total securities available-for-sale	518,248	8,020	3,922	522,346

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,219	642	—	15,861
Municipal bonds	10,258	144	3	10,399
Corporate and other debt securities	22,383	18,427	2,304	38,506

	47,860	19,213	2,307	64,766

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	320,695	10,837	77	331,455
Federal National Mortgage Association	220,437	10,445	4	230,878
Government National Mortgage Association	3,716	269	—	3,985
Federal housing authorities	2,495	230	—	2,725
Non-agency securities	63,503	140	940	62,703

	610,846	21,921	1,021	631,746

Total securities held-to-maturity	658,706	41,134	3,328	696,512

Total securities	$1,176,954	49,154	7,250	1,218,858

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,832	221	—	2,053
Debt securities:
Government-sponsored enterprises	25,013	26	—	25,039
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	206,877	2,725	80	209,522
Federal National Mortgage Association	158,678	2,197	448	160,427
Government National Mortgage Association	10,504	25	79	10,450
Non-agency securities	67,290	284	3,822	63,752

	443,349	5,231	4,429	444,151

Total securities available-for-sale	470,194	5,478	4,429	471,243

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,226	731	1	15,956
Municipal bonds	10,259	196	4	10,451
Corporate and other debt securities	21,411	18,015	1,617	37,809

	46,896	18,942	1,622	64,216

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	358,998	10,565	159	369,404
Federal National Mortgage Association	236,109	9,268	24	245,353
Government National Mortgage Association	3,880	277	—	4,157
Federal housing authorities	2,549	231	—	2,780
Non-agency securities	69,009	47	1,561	67,495

	670,545	20,388	1,744	689,189

Total securities held-to-maturity	717,441	39,330	3,366	753,405

Total securities	$1,187,635	44,808	7,795	1,224,648

Gross unrealized losses on securities available-for-sale and held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009, was as follows:

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Association	$22,168	526	—	—	22,168	526
Federal National Mortgage Association	56,610	308	—	—	56,610	308
Non-agency securities	109	99	25,898	2,989	26,007	3,088

	78,887	933	25,898	2,989	104,785	3,922

Total available-for-sale:	78,887	933	25,898	2,989	104,785	3,922

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	—	—	—	—
Municipal bonds	—	—	1,035	3	1,035	3
Corporate and other debt securities	803	2,304	—	—	803	2,304

	803	2,304	1,035	3	1,838	2,307

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	13,549	77	—	—	13,549	77
Federal National Mortgage Association	4,526	2	1,096	2	5,622	4
Non-agency securities	10,716	106	39,638	834	50,354	940

	28,791	185	40,734	836	69,525	1,021

Total held-to-maturity	29,594	2,489	41,769	839	71,363	3,328

Total	$108,481	3,422	67,667	3,828	176,148	7,250

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$33,595	80	—	—	33,595	80
Federal National Mortgage Association	63,527	446	16	2	63,543	448
Government National Mortgage Association	10,168	79	—	—	10,168	79
Non-agency securities	4,563	370	26,736	3,452	31,299	3,822

	111,853	975	26,752	3,454	138,605	4,429

Total available-for-sale:	111,853	975	26,752	3,454	138,605	4,429

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	225	1	225	1
Municipal bonds	—	—	1,035	4	1,035	4
Corporate and other debt securities	1,024	1,617	—	—	1,024	1,617

	1,024	1,617	1,260	5	2,284	1,622

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,860	159	—	—	5,860	159
Federal National Mortgage Association	2,699	5	5,392	19	8,091	24
Non-agency securities	16,352	257	42,308	1,304	58,660	1,561

	24,911	421	47,700	1,323	72,611	1,744

Total held-to-maturity:	25,935	2,038	48,960	1,328	74,895	3,366

Total	$137,788	3,013	75,712	4,782	213,500	7,795

For our securities that have a estimated fair value less than the amortized cost basis, the gross unrealized losses were primarily in our non-agency mortgage-backed securities and our corporate and other debt securities portfolios, which accounted for 87.3% of the gross unrealized losses at March 31, 2010. The total estimated fair value of our non-agency mortgage-backed securities and our corporate and other debt securities portfolios represented 13.2% of our total investment portfolio at March 31, 2010. The estimated fair value of our non-agency mortgage-backed and our corporate and other debt securities portfolios have been adversely impacted by the current economic environment and credit deterioration subsequent to the purchase of these securities. As such, the Company has previously recognized credit related other-than-temporary impairment charges on certain non-agency mortgage backed and corporate debt securities.
Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set at the time of purchase in the investment policy of the Company. At March 31, 2010, the significant portion of the portfolio was comprised of 28 non-agency mortgage-backed securities with an amortized cost of $124.7 million and an estimated fair value of $121.6 million. These securities were originated in the period 2002-2004 and are performing largely in accordance with contractual terms. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of March 31, 2010. Under certain stress scenarios estimated future losses may arise. Management determined that no additional other-than-temporary impairment existed as of March 31, 2010.
Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, (TruPS) principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and at June 30, 2008. At March 31, 2010, the amortized cost and estimated fair values of the trust preferred portfolio was $22.4 million and $38.5 million, respectively. The Company engaged an independent valuation firm to value our TruPS portfolio and prepare our OTTI analysis. The independent valuation firm assisted us in evaluating the credit and performance of each underlying issuer by deriving probabilities and assumptions for default, recovery and prepayment/ amortization for the expected cashflows for each security. At March 31, 2010, management deemed that the present value of projected cashflows for each security was greater than the book value and did not recognize any OTTI charges for the three months ended March 31, 2010. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of March 31, 2010. In addition, at March 31, 2009 the Company held 2 pooled trust preferred securities with a book value of $4.2 million and a fair value of $6.2 million which are investment grade. The Company does not own any single-issuer trust preferred securities.

						Current	Expected	Excess
					Number of	Deferrals and	Deferrals and	Subordination
				Unrealized	Issuers	Defaults as a	Defaults as %	as a % of	Moody’s/
(Dollars in 000’s)				Gains	Currently	% of Total	of Remaining	Performing	Fitch Credit
Description	Class	Book Value	Fair Value	(Losses)	Performing	Collateral (1)	Collateral (2)	Collateral (3)	Ratings
Alesco PF II	B1	$158.6	353.4	194.8	34	23.6%	13.1%	0.0%	Ca / C
Alesco PF III	B1	325.5	527.6	202.1	36	25.5	22.8	0.0	Ca / C
Alesco PF III	B2	130.2	211.0	80.8	36	25.5	22.8	0.0	Ca / C
Alesco PF IV	B1	228.9	232.4	3.5	47	24.3	21.8	0.0	Ca / C
Alesco PF VI	C2	283.5	495.5	212.1	47	29.9	19.2	0.0	Ca / C
MM Comm III	B	1,541.5	4,091.2	2,549.7	8	20.2	36.8	12.8	Baa3 / B /*
MM Comm IX	B1	45.1	86.6	41.5	20	28.6	32.5	0.0	Caa3 / C
MMCaps XVII	C1	651.8	1,870.0	1,218.2	44	10.6	16.8	0.0	Ca / C
MMCaps XIX	C	397.5	7.5	(390.0)	34	30.9	24.9	0.0	Ca / C
Tpref I	B	1,287.1	2,891.2	1,604.1	15	37.4	18.0	0.0	Caa3 / C
Tpref II	B	2,138.8	4,716.8	2,578.0	21	26.9	25.0	0.0	Caa3 / C
US Cap I	B2	478.4	1,184.1	705.7	37	11.4	14.7	0.0	Caa1 / C
US Cap I	B1	1,413.4	3,552.3	2,138.9	37	11.4	14.7	0.0	Caa1 / C
US Cap II	B1	675.8	2,147.5	1,471.7	49	11.7	18.8	0.0	Ca / C
US Cap III	B1	861.7	1,886.3	1,024.6	37	17.1	18.0	0.0	Ca / C
US Cap IV	B1	731.1	143.0	(588.1)	48	30.3	22.5	0.0	Ca / D
Trapeza XII	C1	684.2	309.0	(375.2)	36	23.6	19.5	0.0	Ca / C
Trapeza XIII	C1	616.1	157.9	(458.1)	42	21.4	28.2	0.0	Ca / C
Pretsl IV	Mezzanine	106.5	118.7	12.2	5	27.1	26.0	19.0	Ca / CCC
Pretsl V	Mezzanine	21.2	40.4	19.1	2	43.1	43.8	0.0	Ba3 / C
Pretsl VII	Mezzanine	1,007.6	1,515.6	508	8	43.6	52.3	0.0	Ca / C
Pretsl XV	B1	549.8	928.6	378.9	60	20.0	20.9	0.0	Ca / C
Pretsl XVII	C	306.3	384.8	78.4	46	18.9	18.7	0.0	Ca / C
Pretsl XVIII	C	626.9	1,125.4	498.5	64	18.9	15.1	0.0	Ca / C
Pretsl XIX	C	214.8	342.1	127.3	59	19.3	16.4	0.0	Ca / C
Pretsl XX	C	151.0	42.1	(108.9)	50	22.8	20.1	0.0	Ca / C
Pretsl XXI	C1	170.1	229.8	59.7	58	23.8	20.9	0.0	Ca / C
Pretsl XXIII	A-FP	1,744.1	2,450.5	706.4	104	18.0	21.9	18.3	B1 / BB /*
Pretsl XXIV	C1	398.4	59.2	(339.3)	69	23.8	25.0	0.0	Ca / C
Pretsl XXV	C1	128.8	83.8	(45.0)	56	25.0	21.4	0.0	Ca / C
Pretsl XXVI	C1	104.0	137.2	33.1	58	22.1	22.9	0.0	C / C

		$18,178.9	$32,321.8	$14,142.9

(1)	At March 31, 2010, assumed recoveries for current deferrals and defaulted issuers ranged from 0% to 10.0%.

(2)	At March 31, 2010, assumed recoveries for expected deferrals and defaulted issuers ranged from 10.0% to 14.7%.

(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to payoff a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

*	Ratings watch negative

The following table presents the changes in the credit loss component of the amortized cost of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

March 31, 2010
(In thousands)
Balance, beginning of period	$122,410
Additions:
Initial credit impairments	—
Subsequent credit impairments	—
Reductions:

Balance, end of period	$122,410

The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. If other-than-temporary impairment is recognized in earnings for credit impaired debt securities, they would be presented as additions in two components based upon whether the current period is the first time the debt security was credit impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
There were no sales from the securities portfolio during the quarter ended March 31, 2010.
     Noncredit-related OTTI of $34.0 million ($20.1 million after-tax) on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of April 1, 2009, we reclassified $21.1 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.
A portion of the Company’s securities are pledged to secure borrowings.
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer. The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below.

	March 31, 2010
	Amortized	Estimated
	cost	fair value
	(In thousands)
Due in one year or less	$10,001	10,003
Due after one year through five years	20,108	20,791
Due after five years through ten years	239	239
Due after ten years	27,513	43,736

Total	$57,861	74,769

4. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans	$4,847,200	4,773,556
Multi-family loans	650,466	612,743
Commercial real estate loans	809,242	730,012
Construction loans	340,487	334,480
Commercial and industrial loans	22,893	23,159
Consumer and other loans	174,000	178,177

Total loans	6,844,288	6,652,127

Premiums on purchased loans	24,478	22,958
Deferred loan fees, net	(5,394)	(4,574)
Allowance for loan losses	(62,943)	(55,052)

Net loans	$6,800,429	6,615,459

An analysis of the allowance for loan losses is summarized as follows:

March 31, 2010
(In thousands)
Balance at December 31, 2009	$55,052

Charge offs:
Residential mortgage loans	(1,446)
Multi-family loans	(454)
Construction	(3,250)
Consumer and other loans	(10)

Loan charged off	(5,160)
Recoveries:	1

Net charge-offs	(5,159)
Provision for loan losses	13,050

Balance at March 31, 2010	$62,943

5. Deposits
Deposits are summarized as follows:

	March 31,	December 31,
	2010	2010
	(In thousands)
Savings accounts	$884,543	877,421
Checking accounts	1,104,051	927,675
Money market accounts	682,407	742,618

Total core deposits	2,671,001	2,547,714
Certificates of deposit	3,341,963	3,292,929

	$6,012,964	5,840,643

6. Equity Incentive Plan
During the three months ended March 31, 2010, the Company recorded $2.3 million of share-based expense, comprised of stock option expense of $954,000 and restricted stock expense of $1.4 million.
During the three months ended March 31, 2010, no options were forfeited and 5,000 options with a weighted average grant date fair value of $4.40 were granted. At March 31, 2010, 5,151,752 options, with a weighted average exercise price of $15.00 and a weighted average grant date fair value of $4.09 were outstanding, of which 2,001,193 were unvested. Expected future expense relating to the unvested options outstanding as of March 31, 2010 is $6.5 million over a weighted average period of 2.0 years.
During the three months ended March 31, 2010, 495,000 shares of restricted stock with a weighted average grant date fair value of $12.67 were granted. At March 31, 2010, 1,234,880 shares of restricted stock, with a weighted average grant date fair value of $14.19, are unvested. Expected future compensation expense relating to the unvested restricted shares at March 31, 2010 is $14.7 million over a weighted average period of 4.0 years.
7. Net Periodic Benefit Plans Expense
The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to employees of the Company if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. For the Company’s active directors as of December 31, 2006, the Company has a non-qualified, defined benefit plan which provides pension benefits. The SERP and the Directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.

The components of net periodic benefit expense are as follows:

	Three months ended March 31,
	SERP and Directors’ Plan
	2010	2009
	(In thousands)
Service cost	$179	136
Interest cost	221	263
Amortization of:
Prior service cost	25	24
Net loss	14	35

Total net periodic benefit expense	$439	458

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2010.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the quarter ended March 31, 2010. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At March 31, 2010 and December 31, 2009, the pension plan had an accrued liability of $865,000 and $990,000, respectively. At March 31, 2010 and December 31, 2009, the charges recognized in accumulated other comprehensive loss for the pension plan were $1.2 million and $1.2 million, respectively. At March 31, 2010 and December 31, 2009, the SERP plan had an accrued liability of $883,000 and $911,000, respectively. At March 31, 2010 and December 31, 2009, the charges recognized in accumulated other comprehensive loss for the SERP plan were $93,000 and $98,000, respectively. For the three-month periods ended March 31, 2010 and 2009, the expense related to these plans was $74,000 and $74,000, respectively.
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
Securities available-for-sale
Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Approximately 99% of our securities available-for-sale portfolio consists of mortgage-backed and government-sponsored enterprise securities. The fair values of these securities are obtained from an independent nationally recognized pricing service, which is then compared to a second independent pricing source for reasonableness. Our independent pricing service provides us with prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our mortgage-backed and government sponsored enterprise securities, including option pricing and discounted cash flow models. The inputs to these models include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The remaining 1% of our securities available-for-sale portfolio is comprised primarily of private fund investments for which the issuer provides us prices which are categorized as Level 2, as quoted prices in active markets for identical assets are generally not available.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2010.

	Carrying Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities available for sale:
Mortgage-backed securities	$510,035	$—	$510,035	$—
Government-sponsored enterprises	10,003	—	10,003	—
Equity securities	2,308	—	2,308	—

	$522,346	$—	$522,346	$—

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
Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Therefore, these adjustments are generally classified as Level 3.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$33,906	$—	$—	$33,906
9. Fair Value of Financial Instruments
Fair value estimates, methods and assumptions for the Company’s financial instruments are set forth below.
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
The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs, if applicable. Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, but instead are based on a comparison to current market rates for comparable loans.

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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
		(In thousands)
Financial assets:
Cash and cash equivalents	$284,540	$284,540	$73,606	$73,606
Securities available-for-sale	522,346	522,346	471,243	471,243
Securities held-to-maturity	658,706	696,512	717,441	753,405
Stock in FHLB	74,077	74,077	66,202	66,202
Loans	6,823,045	7,029,032	6,642,502	6,821,767
Financial liabilities:
Deposits	6,012,964	6,053,461	5,840,643	5,881,083
Borrowed funds	1,775,375	1,840,537	1,600,542	1,666,513
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
10. Recent Accounting Pronouncements
In June 2009, the FASB issued ASC 860, an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 860 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In February 2010, the FASB issued ASU 2010-09, which amended the subsequent events pronouncement issued in May 2009. The amendment removed the requirement to disclose the date through which subsequent events have been evaluated. This pronouncement became effective immediately upon issuance and is to be applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
12. Purchase and Assumption Agreement
The Company announced on March 30, 2010 that it has signed a Purchase and Assumption Agreement with Millennium bcpbank (“Millennium”) to acquire approximately $575 million of deposits and seventeen branch offices in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. Under the purchase and assumption agreement the parties intend to enter into a Loan Purchase Agreement in which Investors will purchase a portion of Millennium’s performing loan portfolio. Also, under the Purchase and Assumption Agreement, the parties will negotiate a Loan Servicing Agreement for Investors to service those loans it does not purchase. The Company is evaluating its options for the Massachusetts branch offices. This transaction has received approvals from the boards of directors of both companies, and remains subject to regulatory approval. The acquisition is expected to close during the quarter ending September 2010.

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
For commercial real estate, construction and multi-family loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable.
For homogeneous residential mortgage loans, the Company’s policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management does not typically make adjustments to the appraised value of residential loans other than to reduce the value for estimated selling costs, if applicable.

In determining the allowance for loan losses, management believes the potential for outdated appraisals has been mitigated for impaired loans and other non-performing loans, as the loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral.
Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and a decline in real estate market values in New Jersey and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The Company does not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining amortized cost basis. Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.
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
The financial services industry continues to be negatively impacted by adverse economic conditions which include mounting credit losses, illiquidity in certain areas of the capital and credit markets, depressed property values in real estate markets, and additional bank failures.
The Federal Reserve has maintained short term interest rates at historically low levels resulting in a steep yield curve. Lower short term interest rates have helped us reduce the cost of our interest-bearing liabilities contributing to a $20.8 million increase in our net interest income to $61.9 million for the three months ended March 31, 2010 from $41.2 million for the three months ended March 31, 2009.
While the interest rate environment is important to our net interest income, so is the composition of our balance sheet. The recent turmoil in the financial markets has created uncertainty and volatility for many financial institutions. This created an opportunity for us to add more loans and increase the size of our balance sheet. Net loans increased to $6.80 billion at March 31, 2010 from $6.62 billion at December 31, 2009, an increase of 2.8%. Diversification of the loan portfolio remains an important goal and during the three months ended March 31, 2010 commercial real estate loans increased $79.2 million, or 10.9%, to $809.2 million and multi-family loans increased $37.7 million, or 6.2% to $650.5 million. This may provide us with an opportunity to increase net interest income and improve our interest rate risk position. As we add more loans to our balance sheet we remain focused on maintaining our historically strict underwriting standards. We have never originated any sub-prime loans, negative amortization loans or option ARM loans.
With the continued growth in our loan portfolio and the increase in the amount of commercial real estate loans, we believe higher loan loss provisions are prudent and necessary especially in light of the current economic environment. During the three months ended March 31, 2010, we recorded a $13.1 million provision for loan losses. It is difficult to determine how the economy will fare as we are faced with a forecast of higher levels of unemployment in our lending area through the remainder of 2010. We will continue to monitor our loan portfolio carefully and maintain our conservative loan underwriting practices.
Total non-performing loans, defined as non-accruing loans, increased slightly to $124.7 million, or 1.82% of total loans at March 31, 2010, compared to $120.2 million, or 1.81% of total loans at December 31, 2009. For the quarter ended March 31, 2010, the Company recorded $5.2 million in charge-offs. Although we have resolved a number of non-performing loans, the current economic environment continues to negatively impact several large construction loan borrowers. Additionally, residential loan delinquency has risen as unemployment in our lending area has steadily increased over the past year.
The current economic conditions have had a negative impact on certain of our investment securities. Our securities portfolio includes non-agency mortgage backed securities with an amortized cost of $125.9 million and a fair value of $122.8 million. The fair values of certain of these securities are being adversely impacted by higher loan delinquency rates, rising projected loss rates, and the securities re-pricing to lower interest rates. Our securities portfolio also includes pooled trust preferred securities, principally issued by banks and to a lesser extent insurance companies. These securities which were written down through an other-than-temporary impairment charge in the prior fiscal year, continue to be negatively impacted by an increase in payment deferrals by issuers and the absence of an orderly and liquid market. The trust preferred securities portfolio has a book value of $22.4 million and a fair value of $38.5 million. We continue to closely monitor all of these securities and will continue to evaluate them for possible other-than-temporary impairment, which could result in future non-cash charges to earnings in upcoming quarters.
During the quarter, core deposits increased $123.3 million, or 4.8%, while total deposits increased by $172.3 million to $6.01 billion at March 31, 2010. Increasing core deposits remains one of our primary goals.
We are a well capitalized bank with a tangible capital ratio of 9.6%. Given our strong capital and liquidity positions, we believe we will be able to take advantage of opportunities to grow and enhance our franchise value.
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Total Assets. Total assets increased by $390.9 million, or 4.7%, to $8.75 billion at March 31, 2010 from $8.36 billion at December 31, 2009. This increase was largely the result of a $210.9 million increase in our cash and cash equivalents at March 31, 2010 from $73.6 million at December 31, 2009 to $284.5 million at March 31, 2010 and a $180.5 million increase in net loans, including loans held for sale.
Net Loans. Net loans, including loans held for sale, increased by $180.5 million, or 2.7%, to $6.82 billion at March 31, 2010 from $6.64 billion at December 31, 2009. This increase in loans reflects our continued focus on loan originations and purchases, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New Jersey. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans or option ARMs.
We originate residential mortgage loans directly and through our mortgage subsidiary, ISB Mortgage Co. During the three month period ended March 31, 2010 we originated $144.9 million in residential mortgage loans. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three month period ended March 31, 2010, we purchased loans totaling $231.1 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the three month period ended March 31, 2010, we purchased $14.8 million of residential mortgage loans on a “bulk purchase” basis.
Additionally, for the three month period ended March 31, 2010, we originated $40.4 million in multi-family loans, $86.9 million in commercial real estate loans, $27.0 million in construction loans, $14.5 in consumer and other loans, and $2.0 million in commercial and industrial loans. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family and commercial real estate loans.

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at March 31, 2010 was $552.1 million compared to $560.7 million at December 31, 2009. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The comparative table below details non-performing loans and allowance for loan loss coverage ratios over the last four quarters.

	March 31,		December 31,		September 30,		June 30,
	2010		2009		2009		2009
	# of		# of		# of		# of
	loans	Amount	loans	Amount	loans	Amount	loans	Amount
			(Dollars in millions)
Residential and consumer	199	$57.1	185	$51.2	164	$41.0	112	$30.0
Multi-family	2	2.5	4	0.6	4	0.6	4	20.1
Commercial	9	3.5	10	3.4	9	3.4	8	2.8
Construction	22	61.6	22	65.0	22	70.5	19	68.8

Total Non-Performing Loans	232	$124.7	221	$120.2	199	$115.5	143	$121.7

Non-performing loans to total loans		1.82%		1.81%		1.82%		1.97%
Allowance for loan loss as a percent of non-performing		50.47%		45.80%		46.35%		38.30%
Allowance for loan losses as a percent of total loans		0.92%		0.83%		0.84%		0.76%
Total non-performing loans, defined as non-accruing loans, increased by $4.5 million to $124.7 million at March 31, 2010 from $120.2 million at December 31, 2009. Although we have had resolution on a number of non-performing loans, the current economic environment continues to cause financial difficulties for several large construction loans. Additionally, residential loan delinquency has risen as unemployment in our lending area has steadily increased.
At March 31, 2010 loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $42.1 million of which $34.2 million of impaired loans had a related allowance for credit losses of $8.2 million and $7.9 million of impaired loans had no related allowance for credit losses. At December 31, 2009, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $48.4 million, of which $35.7 million of impaired loans had a related allowance for credit losses of $8.9 million and $12.7 million of impaired loans had no related allowance for credit losses.
In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2010, there are 3 loans totaling $28.9 million that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The following table sets forth the allowance for loan losses at March 31, 2010 and December 31, 2009 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2010		December 31, 2009
		Percent of Loans in		Percent of Loans in
	Allowance for	Each Category to	Allowance for	Each Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
		(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$16,657	70.82%	$13,741	71.76%
Multi-family	3,537	9.50%	3,227	9.21%
Commercial	11,451	11.82%	10,208	10.97%
Construction loans	28,714	4.97%	25,194	5.03%
Commercial and industrial	638	0.35%	558	0.35%
Consumer and other loans	413	2.54%	510	2.68%
Unallocated	1,533	—	1,614	—

Total allowance	$62,943	100.00%	$55,052	100.00%

The allowance for loan losses increased by $7.9 million to $62.9 million at March 31, 2010 from $55.1 million at December 31, 2009. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the increase in non-performing loans; and the continued adverse economic environment, offset partially by net charge offs of $5.2 million.
The ratio of non-performing loans to total loans was 1.82% at March 31, 2010 compared to 1.81% at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans was 50.47% at March 31, 2010 compared with 45.80% at December 31, 2009. At March 31, 2010 our allowance for loan losses as a percentage of total loans was 0.92% compared with 0.83% at December 31, 2009. Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-offs, and the possible continuation of the current adverse economic environment. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”

Securities. Securities, in the aggregate, decreased by $7.6 million, or 0.6%, to $1.18 billion at March 31, 2010, from $1.19 billion at December 31, 2009. The decrease in the portfolio was due to paydowns, calls or maturities and was partially offset by the purchase of $98.9 million of agency issued mortgage backed securities during the three months ended March 31, 2010.
Stock in the Federal Home Loan Bank, Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $7.9 million from $66.2 million at December 31, 2009 to $74.1 million at March 31, 2010 as a result of a increase in our level of borrowings at March 31, 2010. Other assets decreased $3.6 million as prepaid FDIC insurance decreased in relation to our FDIC insurance expense.
Deposits. Deposits increased by $172.3 million, or 3.0%, to $6.01 billion at March 31, 2010 from $5.84 billion at December 31, 2009. Core deposits increased by $123.3 million, or 4.8% and certificate of deposits increased $49.0 million, or 1.5%. Our deposit gathering efforts continue to be successful in our markets.
Borrowed Funds. Borrowed funds increased $175.0 million, or 10.9%, to $1.78 billion at March 31, 2010 from $1.60 billion at December 31, 2009.
Stockholders’ Equity. Stockholders’ equity increased $18.0 million to $868.2 million at March 31, 2010 from $850.2 million at December 31, 2009. The increase is primarily attributed to the $13.3 million net income for the period.
Average Balance Sheets for the Three Months ended March 31, 2010 and 2009
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended March 31, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For the three months ended March 31,
	2010			2009
	Average			Average
	Outstanding	Interest	Average	Outstanding	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$159,194	$73	0.18%	$205,083	$119	0.23%
Securities available-for-sale(1)	464,673	3,203	2.76%	179,298	2,083	4.65%
Securities held-to-maturity	690,495	7,836	4.54%	960,946	13,154	5.48%
Net loans(2)	6,715,435	91,028	5.42%	5,631,836	76,723	5.45%
Stock in FHLB	74,254	928	5.00%	73,062	670	3.67%

Total interest-earning assets	8,104,051	103,068	5.09%	7,050,225	92,749	5.26%

Non-interest earning assets	386,967			258,737

Total assets	$8,491,018			$7,308,962

Interest-bearing Liabilities:
Savings	$876,737	$3,429	1.56%	$555,319	$3,242	2.34%
Interest-bearing checking	729,200	1,672	0.92%	711,075	4,082	2.30%
Money market accounts	702,781	1,962	1.12%	294,927	1,558	2.11%
Certificates of deposit	3,309,288	16,697	2.02%	3,025,100	25,018	3.31%
Borrowed funds	1,781,260	17,378	3.90%	1,836,931	17,691	3.85%

Total interest-bearing liabilities	7,399,266	41,138	2.22%	6,423,352	51,591	3.21%

Non-interest bearing liabilities	237,332			134,248

Total liabilities	7,636,598			6,557,600

Stockholders’ equity	854,420			751,362

Total liabilities and stockholders’ equity	$8,491,018			$7,308,962

Net interest income		$61,930			$41,158

Net interest rate spread(3)			2.87%			2.05%

Net interest earning assets(4)	$704,785			$626,873

Net interest margin(5)			3.06%			2.34%

Ratio of interest-earning assets to total interest- bearing liabilities	1.10 X			1.10 X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
Net Income. Net income was $13.3 million for the three months ended March 31, 2010 compared to net income of $7.1 million for the three months ended March 31, 2009.

Net Interest Income. Net interest income increased by $20.8 million, or 50.5%, to $61.9 million for the three months ended March 31, 2010 from $41.2 million for the three months ended March 31, 2009. The increase was caused primarily by a 99 basis point decrease in our cost of interest-bearing liabilities to 2.22% for the three months ended March 31, 2010 from 3.21% for the three months ended March 31, 2009. This was partially offset by a 17 basis point decrease in our yield on interest-earning assets to 5.09% for the three months ended March 31, 2010 from 5.26% for the three months ended March 31, 2009. Short term interest rates remaining at historically low levels resulted in many of our deposits repricing downward. This had a positive impact on our net interest margin which improved by 72 basis points from 2.34% for the three months ended March 31, 2009 to 3.06% for the three months ended March 31, 2010.
Interest and Dividend Income. Total interest and dividend income increased by $10.3 million, or 11.1%, to $103.1 million for the three months ended March 31, 2010 from $92.7 million for the three months ended March 31, 2009. This increase is attributed to the average balance of interest-earning assets increasing $1.05 billion, or 14.9%, to $8.10 billion for the three months ended March 31, 2010 from $7.05 billion for the three months ended March 31, 2009. This was partially offset by a 17 basis point decrease in the weighted average yield on interest-earning assets to 5.09% for the three months ended March 31, 2010 compared to 5.26% for the three months ended March 31, 2009.
Interest income on loans increased by $14.3 million, or 18.6%, to $91.0 million for the three months ended March 31, 2010 from $76.7 million for the three months ended March 31, 2009, reflecting a $1.08 billion, or 19.2%, increase in the average balance of net loans to $6.72 billion for the three months ended March 31, 2010 from $5.63 billion for the three months ended March 31, 2009. The increase is primarily attributed to an increase of $533.7 million and $378.9 million in the average balance of commercial real estate loans and multi-family loans, respectively, which is consistent with our strategic plan to diversify the loan portfolio. This was partially offset by a 3 basis point decrease in the average yield on loans to 5.42% for the three months ended March 31, 2010 from 5.45% for the three months ended March 31, 2009.
Interest income on all other interest-earning assets, excluding loans, decreased by $4.0 million, or 24.9%, to $12.0 million for the three months ended March 31, 2010 from $16.0 million for the three months ended March 31, 2009. This decrease reflected a 105 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 3.47% for the three months ended March 31, 2010 from 4.52% for the three months ended March 31, 2009. The decrease in yield is primarily attributed to the repricing of our adjustable rate securities and the purchase of additional securities at lower yields.
Interest Expense. Total interest expense decreased by $10.5 million, or 20.3%, to $41.1 million for the three months ended March 31, 2010 from $51.6 million for the three months ended March 31, 2009. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 99 basis points to 2.22% for the three months ended March 31, 2010 compared to 3.21% for the three months ended March 31, 2009. This was partially offset by the average balance of total interest-bearing liabilities increasing by $975.9 million, or 15.2%, to $7.40 billion for the three months ended March 31, 2010 from $6.42 billion for the three months ended March 31, 2009.
Interest expense on interest-bearing deposits decreased $10.1 million, or 29.9% to $23.8 million for the three months ended March 31, 2010 from $33.9 million for the three months ended March 31, 2009. This decrease is attributed to a 127 basis point decrease in the average cost of interest-

bearing deposits to 1.69% for the three months ended March 31, 2010 from 2.96% for the three months ended March 31, 2009 as we were able to reduce the rates paid on deposits. This was partially offset by the average balance of total interest-bearing deposits increasing $1.03 billion, or 22.5% to $5.62 billion for the three months ended March 31, 2010 from $4.59 billion for the three months ended March 31, 2009. Core deposits growth represented 72.5%, or $747.4 million of the increase in the average balance of total interest-bearing deposits.
Interest expense on borrowed funds decreased by $313,000, or 1.8%, to $17.4 million for the three months ended March 31, 2010 from $17.7 million for the three months ended March 31, 2009. This decrease is attributed to the average balance of borrowed funds decreasing by $55.7 million or 3.0%, to $1.78 billion for the three months ended March 31, 2010 from $1.84 billion for the three months ended March 31, 2009. This was partially offset by the average cost of borrowed funds increasing 5 basis points to 3.90% for the three months ended March 31, 2010 from 3.85% for the three months ended March 31, 2009 as we extended some of our borrowings.
Provision for Loan Losses. The provision for loan losses was $13.1 million for the three months ended March 31, 2010 compared to $8.0 million for the three months ended March 31, 2009. Net charge-offs were $5.2 million for the three months ended March 31, 2010 compared to eight thousand for the three months ended March 31, 2009. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2010 and December 31, 2009.”
Non-interest Income. Total non-interest income was $3.9 million for the three months ended March 31, 2010 compared to $3.4 million for the three months ended March 31, 2009. The increase is primarily attributed to a $684,000 increase in fees and service charges to $1.6 million and a $265,000 increase in the cash surrender value of bank owned life insurance to $521,000 for the three months ended March 31, 2010. This was partially offset by a $416,000 decrease on gain on loan sales to $1.7 million for the three months ended March 31, 2010, attributed to less refinancing activity during the current quarter compared to the prior year quarter, resulting in fewer sales to the secondary market.
Non-interest Expenses. Total non-interest expenses increased by $6.0 million, or 24.4%, to $30.4 million for the three months ended March 31, 2010 from $24.5 million for the three months ended March 31, 2009. Compensation and fringe benefits increased $1.5 million as a result of staff additions in our retail banking areas due to the acquisition of American Bancorp of New Jersey in May 2009 and the Banco Popular branch acquisition in October 2009, staff additions in our mortgage company and commercial real estate lending department, as well as normal merit increases. The FDIC insurance premiums increased $1.4 million as a result of an increase in our deposits and an increase in the FDIC premium rate. Occupancy expense increased $1.4 million as a result of the costs associated with expanding our branch network.
Income Taxes. Income tax expense was $9.1 million for the three months ended March 31, 2010, representing a 40.55% effective tax rate. For the three months ended March 31, 2009, there was an income tax expense of $5.0 million representing a 41.6% effective tax rate
Liquidity and Capital Resources
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
At March 31, 2010 and December 31, 2009 the Company had no overnight borrowings outstanding. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $1.78 billion at March 31, 2010, an increase from $1.60 billion at December 31, 2009.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2010, outstanding commitments to originate loans totaled $412.5 million; outstanding unused lines of credit totaled $405.7 million; standby letters of credit totaled $4.8 million and outstanding commitments to sell loans totaled $51.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.31 billion at March 31, 2010. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a third share repurchase program at their January 2008 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The third share repurchase program commenced upon completion of the first program on May 7, 2008. Under this program, up to 10% of its publicly—held outstanding shares of common stock, or 4,307,248 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended March 31, 2010, the Company repurchased 50,500 shares of its common stock. Under the current share repurchase program, 2,828,304 shares remain available for repurchase. As March 31, 2010, a total of 11,582,365 shares have been purchased under Board authorized share repurchase programs, of which 2,428,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of March 31, 2010 the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2010
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$828,661	15.8%	$419,009	8.0%
Tier I capital (to risk-weighted assets)	765,718	14.6	209,504	4.0
Tier I capital (to average assets)	765,718	9.1	337,495	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2010:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years

Debt obligations (excluding capitalized leases)	$1,775,535	330,000	610,000	240,535	595,000
Commitments to originate and purchase loans	$412,472	412,472	—	—	—
Commitments to sell loans	$50,982	50,982	—	—	—
Additionally, March 31, 2010, the Company’s commitments to fund unused lines of credit totaled $405.7 million.
Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $665.0 million of the borrowings are callable at the option of the lender.
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
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. The Company has also entered into an advance with the FHLB to borrow $100.0 million beginning on May 28, 2010 at a rate of 3.70% to be repaid after a period of 5 years. These contractual obligations as of March 31, 2010 have not changed significantly from December 31, 2009.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2009 Annual Report on Form 10-K.
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

Quantitative Analysis. The table below sets forth, as of March 31, 2010 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
Change in					Increase (Decrease) in
Interest		Estimated Increase		Estimated	Estimated Net Interest
Rates (basis	Estimated	(Decrease)		Net Interest	Income
points)	NPV	Amount	Percent	Income	Amount	Percent
			(Dollars in thousands)
+200bp	$739,962	$(354,591)	(32.4)%	261,199	$(10,992)	(4.0)%
0bp	$1,094,553	—	—	272,191	—	—
-100bp	$1,093,567	$(986)	(0.1)%	275,210	$3,019	1.1%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at March 31, 2010 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 32.4% decrease in NPV and an $11.0 million or 4.0% decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 0.1% decrease in NPV and a $3.0 million or 1.1% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during quarter ended March 31, 2010 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
January 1, 2010 through January 31, 2010	—	$0.00	—	2,878,804
February 1, 2010 through February 28, 2010	40,500	11.71	40,500	2,838,304
March 1, 2010 through March 31, 2010	10,000	13.39	10,000	2,828,304

Total	50,500	$12.04	50,500

(1)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 2,828,304 shares yet to be purchased as of March 31, 2010.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Reserved]
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

Investors Bancorp, Inc.
Dated: May 10, 2010	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2010	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)