Form 10-Q
period 2010-06-30
Investors Bancorp Inc
filed 2010-08-06
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐
     As of July 30, 2010 there were 114,893,587 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 56.44% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q
Index

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	2
Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009 (unaudited)	3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	44
Part II. Other Information
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults upon Senior Securities	46
Item 4. [Reserved]	46
Item 5. Other Information	46
Item 6. Exhibits	46
Signature Page	48
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 30, 2010 (unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009
	(In thousands)
Assets
Cash and cash equivalents	$100,008	73,606
Securities available-for-sale, at estimated fair value	483,748	471,243
Securities held-to-maturity, net (estimated fair value of $647,148 and $753,405 at June 30, 2010 and December 31, 2009, respectively)	604,642	717,441
Loans receivable, net	7,174,222	6,615,459
Loans held-for-sale	32,978	27,043
Stock in the Federal Home Loan Bank	79,469	66,202
Accrued interest receivable	39,210	36,942
Other Real Estate Owned	751	—
Office properties and equipment, net	52,588	49,384
Net deferred tax asset	119,644	117,143
Bank owned life insurance	115,722	114,542
Intangible assets	31,945	31,668
Other assets	31,212	37,143

Total assets	$8,866,139	8,357,816

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$6,056,351	5,840,643
Borrowed funds	1,825,528	1,600,542
Advance payments by borrowers for taxes and insurance	34,543	29,675
Other liabilities	60,001	36,743

Total liabilities	7,976,423	7,507,603

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 114,893,587 and 114,448,888 outstanding at June 30, 2010 and December 31, 2009, respectively	532	532
Additional paid-in capital	528,874	530,133
Retained earnings	449,836	422,211
Treasury stock, at cost; 3,126,693 and 3,571,392 shares at June 30, 2010 and December 31, 2009, respectively	(38,183)	(44,810)
Unallocated common stock held by the employee stock ownership plan	(34,742)	(35,451)
Accumulated other comprehensive loss	(16,601)	(22,402)

Total stockholders’ equity	889,716	850,213

Total liabilities and stockholders’ equity	$8,866,139	8,357,816

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$94,300	79,184	185,328	155,907
Securities:
Government-sponsored enterprise obligations	174	292	372	596
Mortgage-backed securities	9,493	11,312	19,539	23,259
Municipal bonds and other debt	1,009	1,331	1,804	4,317
Interest-bearing deposits	117	235	190	354
Federal Home Loan Bank stock	778	1,010	1,706	1,680

Total interest and dividend income	105,871	93,364	208,939	186,113

Interest expense:
Deposits	22,906	32,525	46,666	66,425
Secured borrowings	17,818	17,509	35,196	35,200

Total interest expense	40,724	50,034	81,862	101,625

Net interest income	65,147	43,330	127,077	84,488
Provision for loan losses	15,450	8,025	28,500	16,025

Net interest income after provision for loan losses	49,697	35,305	98,577	68,463

Non-interest income
Fees and service charges	1,610	816	3,200	1,722
Income on bank owned life insurance	659	670	1,180	926
Gain on sales of loans, net	1,737	2,114	3,484	4,277
Gain (loss) on securities transactions	37	(1,297)	(11)	(1,295)
Other income	96	108	219	198

Total non-interest income	4,139	2,411	8,072	5,828

Non-interest expense
Compensation and fringe benefits	17,371	14,672	34,507	30,342
Advertising and promotional expense	1,475	1,235	2,347	1,875
Office occupancy and equipment expense	4,379	3,124	8,735	6,122
Federal insurance premiums	2,475	5,400	5,700	7,200
Stationery, printing, supplies and telephone	645	565	1,280	1,053
Professional fees	1,095	530	2,177	1,129
Data processing service fees	1,475	1,240	2,906	2,353
Other operating expenses	1,858	1,397	3,547	2,544

Total non-interest expenses	30,773	28,163	61,199	52,618

Income before income tax expense	23,063	9,553	45,450	21,673
Income tax expense	7,787	4,081	16,864	9,123

Net income	$15,276	5,472	28,586	12,550

Basic and diluted earnings per share	$0.14	0.05	0.26	0.12
Weighted average shares outstanding
Basic	110,160,916	106,194,322	110,153,944	105,199,182
Diluted	110,396,858	106,224,400	110,276,464	105,229,301
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2010 and 2009
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at December 31, 2008	$532	518,457	408,534	(128,121)	(36,869)	(8,734)	753,799

Comprehensive income:
Net income	—	—	12,550	—	—	—	12,550
Change in funded status of retirement obligations, net of tax expense of $311	—	—	—	—	—	(464)	(464)
Unrealized gain on securities available- for-sale, net of tax benefit of $955	—	—	—	—	—	3,529	3,529

Total comprehensive income							15,615

Cummulative effect of initial application of new OTTI guidance under ASC 320, net of tax benefit of $14,577	—	—	21,108	—	—	(21,108)	—
Common stock issued from treasury to finance acquisition (6,503,897 shares)	—	—	(42,520)	93,250	—	—	50,730
Purchase of treasury stock (864,806 shares)	—	—	—	(7,576)	—	—	(7,576)
Compensation cost for stock
options and restricted stock	—	6,061	—	—	—	—	6,061
ESOP shares allocated or committed to be released	—	(55)	—	—	709	—	654

Balance at June 30, 2009	$532	524,463	399,672	(42,447)	(36,160)	(26,777)	819,283

Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213
Comprehensive income:
Net income	—	—	28,586	—	—	—	28,586
Change in funded status of retirement obligations, net of tax expense of $68	—	—	—	—	—	99	99
Unrealized gain on securities available-for-sale, net of tax expense of $3,375	—	—	—	—	—	5,191	5,191
Other-than-temporary impairment accretion on debt securities, net of tax expense of $353	—	—	—	—	—	511	511

Total comprehensive income							34,387

Purchase of treasury stock (50,500 shares)	—	—	—	(608)	—	—	(608)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	4,806	—	—	—	—	4,806
ESOP shares allocated or committed to be released	—	207	—	2	709	—	918

Balance at June 30, 2010	$532	528,874	449,836	(38,183)	(34,742)	(16,601)	889,716

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$28,586	12,550
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,724	6,715
Accretion and (amortization) on securities, net	1,861	(778)
Amortization of premium and accretion of fees and costs on loans, net	3,062	5,350
Amortization of intangible assets	360	70
Provision for loan losses	28,500	16,025
Depreciation and amortization of office properties and equipment	1,143	1,720
Loss on securities transactions	11	1,295
Mortgage loans originated for sale	(247,374)	(549,536)
Proceeds from mortgage loan sales	243,903	515,622
Gain on sales of loans, net	(2,464)	(4,277)
Income on bank owned life insurance contract	(1,180)	(926)
Increase in accrued interest	(2,268)	(1,908)
Deferred tax (expense) benefit	(6,296)	928
Decrease (increase) in other assets	5,293	(9)
Increase in other liabilities	23,426	7,747

Total adjustments	53,701	(1,962)

Net cash provided by operating activities	82,287	10,588

Cash flows from investing activities:
Purchases of loans receivable	(413,863)	(442,694)
Net (originations) repayments of loans receivable	(179,177)	367,110
Mortgage-backed securities available for sale received in like-kind exchange	—	3,911
Proceeds from sale of non performing loan	2,984	—
Gain on disposition of loans held for investment	(1,020)	—
Purchases of mortgage-backed securities held to maturity	(3,690)	—
Purchases of mortgage-backed securities available-for-sale	(100,908)	(104,245)
Purchases of other investments available-for-sale	(150)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	117,276	126,244
Proceeds from calls/maturities on debt securities held-to-maturity	1,507	—
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	68,816	35,548
Proceeds from maturities of US Government and agency obligations available-for-sale	25,000	—
Purchase of maturities of US Government and Agency Obligations held to maturity	—	(109,997)
Proceeds from maturities of US Government and Agency Obligations held to maturity	—	120,120
Redemption of equity secruties available-for-sale	—	(4,774)
Proceeds from sale of equity securities available-for-sale	—	863
Proceeds from redemptions of Federal Home Loan Bank stock	5,941	22,771
Purchases of Federal Home Loan Bank stock	(19,208)	(5,722)
Purchases of office properties and equipment	(4,347)	(4,250)
Cash received, net of consideration paid for acquisition	—	(4,225)

Net cash (used in) provided by investing activities	(500,839)	660

Cash flows from financing activities:
Net increase in deposits	215,708	754,893
Proceeds from funds borrowed under other repurchase agreements	—	35,000
Repayments of funds borrowed under other repurchase agreements	(125,000)	(85,000)
Net increase (decrease) in other borrowings	349,986	(424,737)
Net increase in advance payments by borrowers for taxes and insurance	4,868	3,043
Purchase of treasury stock	(608)	(3,382)

Net cash provided by financing activities	444,954	279,817

Net increase in cash and cash equivalents	26,402	291,065
Cash and cash equivalents at beginning of the period	73,606	26,692

Cash and cash equivalents at end of the period	$100,008	317,757

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$751	—
Cash paid during the year for:
Interest	81,831	102,955
Income taxes	25,601	14,174
Fair value of assets acquired	—	628,847
Goodwill and core deposit intangible	—	21,549
Liabilities assumed	—	595,440
Common stock issued for American Bancorp of NJ acquisition	—	50,730
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1. Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank “Bank” (collectively, the “Company”) and the Bank’s wholly-owned subsidiaries.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six-month period ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
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
2. Business Combinations
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for American Bancorp of New Jersey, Inc. (“American”):

At May 31, 2009
(In millions)
Cash and cash equivalents	$43.2
Securities available-for-sale	103.9
Loans receivable	474.8
Allowance for loan loss	(4.0)
Loans held-for-sale	6.6
Accrued interest receivable	2.5
Office properties and equipment, net	8.1
Goodwill	17.6
Intangible assets	3.9
Other assets	37.0

Total assets acquired	693.6

Deposits	(518.2)
Borrowed funds	(71.7)
Other liabilities	(5.5)

Total liabilities assumed	(595.4)

Net assets acquired	$98.2

The Company has not identified any material changes to the provisional amounts recorded in the American acquisition. In the event material changes to the recorded amounts are identified, the Company will disclose information as required.
The Company announced on March 30, 2010 that it has signed a Purchase and Assumption Agreement with Millennium bcpbank (“Millennium”) to acquire approximately $600 million of deposits and seventeen branch offices in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. Under the purchase and assumption agreement the parties intend to enter into a Loan Purchase Agreement in which Investors will purchase a portion of Millennium’s performing loan portfolio. Also, under the Purchase and Assumption Agreement, the parties will negotiate a Loan Servicing Agreement for Investors to service those loans it does not purchase. The Company is evaluating its options for the Massachusetts branch offices. This transaction has received approvals from the boards of directors of both companies, and remains subject to regulatory approval. The transactions with Millennium are expected to close during the fourth quarter of 2010.
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
		(Dollars in thousands, except per share data)
Net Income	$15,276			$5,472

Basic earnings per share:
Income available to common stockholders	$15,276	110,160,916	$0.14	$5,472	106,194,322	$0.05

Effect of dilutive common stock equivalents	—	235,942		—	30,078

Diluted earnings per share:
Income available to common stockholders	$15,276	110,396,858	$0.14	$5,472	106,224,400	$0.05

For the three months ended June 30, 2010 and June 30, 2009, there were 4.9 million and 6.1 million equity awards, respectively, that could potentially dilute basic earning per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2010			2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
		(Dollars in thousands, except per share data)
Net Income	$28,586			$12,550

Basic earnings per share:
Income available to common stockholders	$28,586	110,153,944	$0.26	$12,550	105,199,182	$0.12

Effect of dilutive common stock equivalents	—	122,520		—	30,119

Diluted earnings per share:
Income available to common stockholders	$28,586	110,276,464	$0.26	$12,550	105,229,301	$0.12

For the six months ended June 30, 2010 and June 30, 2009, there were 5.6 million and 6.1 million equity awards, respectively, that could potentially dilute basic earning per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4. Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(In thousands)
Available-for-sale:
Equity securities	$2,002	484	—	2,486
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	193,825	4,484	11	198,298
Federal National Mortgage Association	209,617	5,519	2	215,134
Government National Mortgage Association	9,934	178	—	10,112
Non-agency securities	58,755	972	2,009	57,718

	472,131	11,153	2,022	481,262

Total securities available-for-sale	474,133	11,637	2,022	483,748

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,213	534	—	15,747
Municipal bonds	10,252	199	2	10,449
Corporate and other debt securities	22,451	20,108	1,289	41,270

	47,916	20,841	1,291	67,466

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	288,149	11,367	24	299,492
Federal National Mortgage Association	203,980	11,357	203	215,134
Government National Mortgage Association	3,571	270	—	3,841
Federal housing authorities	2,439	217	—	2,656
Non-agency securities	58,587	380	408	58,559

	556,726	23,591	635	579,682

Total securities held-to-maturity	604,642	44,432	1,926	647,148

Total securities	$1,078,775	56,069	3,948	1,130,896

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(In thousands)
Available-for-sale:
Equity securities	$1,832	221	—	2,053
Debt securities:
Government-sponsored enterprises	25,013	26	—	25,039
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	206,877	2,725	80	209,522
Federal National Mortgage Association	158,678	2,197	448	160,427
Government National Mortgage Association	10,504	25	79	10,450
Non-agency securities	67,290	284	3,822	63,752

	443,349	5,231	4,429	444,151

Total securities available-for-sale	470,194	5,478	4,429	471,243

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,226	731	1	15,956
Municipal bonds	10,259	196	4	10,451
Corporate and other debt securities	21,411	18,015	1,617	37,809

	46,896	18,942	1,622	64,216

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	358,998	10,565	159	369,404
Federal National Mortgage Association	236,109	9,268	24	245,353
Government National Mortgage Association	3,880	277	—	4,157
Federal housing authorities	2,549	231	—	2,780
Non-agency securities	69,009	47	1,561	67,495

	670,545	20,388	1,744	689,189

Total securities held-to-maturity	717,441	39,330	3,366	753,405

Total securities	$1,187,635	44,808	7,795	1,224,648

Gross unrealized losses on securities available-for-sale and held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009, was as follows:

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
			(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Association	$2,884	11	—	—	2,884	11
Federal National Mortgage Association	2,883	2	—	—	2,883	2
Non-agency securities	128	78	25,785	1,931	25,913	2,009

	5,895	91	25,785	1,931	31,680	2,022

Total available-for-sale:	5,895	91	25,785	1,931	31,680	2,022

Held-to-maturity:
Debt securities:
Municipal bonds	—	—	1,035	2	1,035	2
Corporate and other debt securities	248	955	208	334	456	1,289

	248	955	1,243	336	1,491	1,291

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	11,346	24	—	—	11,346	24
Federal National Mortgage Association	8,934	200	703	3	9,637	203
Non-agency securities	—	—	31,738	408	31,738	408

	20,280	224	32,441	411	52,721	635

Total held-to-maturity	20,528	1,179	33,684	747	54,212	1,926

Total	$26,423	1,270	59,469	2,678	85,892	3,948

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
			(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$33,595	80	—	—	33,595	80
Federal National Mortgage Association	63,527	446	16	2	63,543	448
Government National Mortgage Association	10,168	79	—	—	10,168	79
Non-agency securities	4,563	370	26,736	3,452	31,299	3,822

	111,853	975	26,752	3,454	138,605	4,429

Total available-for-sale:	111,853	975	26,752	3,454	138,605	4,429

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	225	1	225	1
Municipal bonds	—	—	1,035	4	1,035	4
Corporate and other debt securities	1,024	1,617	—	—	1,024	1,617

	1,024	1,617	1,260	5	2,284	1,622

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,860	159	—	—	5,860	159
Federal National Mortgage Association	2,699	5	5,392	19	8,091	24
Non-agency securities	16,352	257	42,308	1,304	58,660	1,561

	24,911	421	47,700	1,323	72,611	1,744

Total held-to-maturity:	25,935	2,038	48,960	1,328	74,895	3,366

Total	$137,788	3,013	75,712	4,782	213,500	7,795

For our securities that have a estimated fair value less than the amortized cost basis, the gross unrealized losses were primarily in our non-agency mortgage-backed securities and our corporate and other debt securities portfolios, which accounted for 93.9% of the gross unrealized losses at June 30, 2010. The total estimated fair value of our non-agency mortgage-backed securities and our corporate and other debt securities portfolios represented 13.9% of our total investment portfolio at June 30, 2010. The estimated fair value of our non-agency mortgage-backed and our corporate and other debt securities portfolios have been adversely impacted by the current economic environment and credit deterioration subsequent to the purchase of these securities. As such, the Company previously recognized credit related other-than-temporary impairment charges on certain non-agency mortgage backed and corporate debt securities.
Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set forth in the investment policy of the Company at the time of purchase. At June 30, 2010, the significant portion of the portfolio was comprised of 28 non-agency mortgage-backed securities with an amortized cost of $116.3 million and an estimated fair value of $115.2 million. These securities were originated in the period 2002-2004 and substantially all are performing in accordance with contractual terms. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of June 30, 2010. Under certain stress scenarios estimated future losses may arise. Management determined that no additional other-than-temporary impairment existed as of June 30, 2010.
Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, (TruPS) principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to adverse economic conditions, the majority of these securities have been downgraded below investment grade. At June 30, 2010, the amortized cost and estimated fair values of the trust preferred portfolio was $22.5 million and $41.3 million, respectively. Through the use of a valuation specialist, we evaluated the credit and performance of each underlying issuer by deriving probabilities and assumptions for default, recovery and prepayment/ amortization for the expected cashflows for each security. At June 30, 2010, management deemed that the present value of projected cashflows for each security was greater than the book value and did not recognize any OTTI charges for the six months ended June 30, 2010. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of June 30, 2010. In addition, at June 30, 2010 the Company held 2 pooled trust preferred securities with a book value of $4.0 million and a fair value of $6.0 million which are investment grade. The Company does not own any single-issuer trust preferred securities.

						Current	Expected	Excess
					Number of	Deferrals and	Deferrals and	Subordination
				Unrealized	Issuers	Defaults as a	Defaults as %	as a % of	Moody’s/
(Dollars in 000’s)				Gains	Currently	% of Total	of Remaining	Performing	Fitch Credit
Description	Class	Book Value	Fair Value	(Losses)	Performing	Collateral (1)	Collateral (2)	Collateral (3)	Ratings
Alesco PF II	B1	$165.6	$353.2	$187.6	34	21.3%	14.6%	0.0%	Ca / C
Alesco PF III	B1	341.4	649.0	307.6	38	25.5	18.5	0.0	Ca / C
Alesco PF III	B2	136.7	259.6	122.9	38	25.5	18.5	0.0	Ca / C
Alesco PF IV	B1	233.3	235.4	2.1	47	25.4	18.4	0.0	Ca / C
Alesco PF VI	C2	290.7	597.5	306.8	46	30.9	17.2	0.0	Ca / C
MM Comm III	B	1,380.8	3,835.3	2,454.5	7	41.2	13.8	12.8	Baa3 / B /*
MM Comm IX	B1	47.9	110.1	62.2	21	25.9	29.6	0.0	Caa3 / C
MMCaps XVII	C1	700.2	2,129.4	1,429.2	43	7.5	18.3	0.0	Ca / C
MMCaps XIX	C	401.4	10.0	(391.4)	33	30.6	21.9	0.0	Ca / C
Tpref I	B	1,180.7	2,865.8	1,685.1	15	37.4	15.1	0.0	Caa3 / D
Tpref II	B	2,240.4	4,576.0	2,335.6	21	26.9	25.3	0.0	Caa3 / C
US Cap I	B2	502.6	1,278.6	776.0	36	8.3	16.3	0.0	Caa1 / C
US Cap I	B1	1,485.9	3,835.8	2,349.9	36	8.3	16.3	0.0	Caa1 / C
US Cap II	B1	715.7	2,313.5	1,597.8	49	11.7	17.3	0.0	Ca / C
US Cap III	B1	899.9	2,010.2	1,110.3	37	20.4	14.2	0.0	Ca / C
US Cap IV	B1	749.6	195.0	(554.6)	50	30.6	21.7	0.0	C / D
Trapeza XII	C1	720.1	754.4	34.3	35	18.9	23.8	0.0	Ca / C
Trapeza XIII	C1	660.8	1,245.0	584.2	45	15.5	26.8	0.0	Ca / C
Pretsl IV	Mezzanine	108.9	129.0	20.1	5	27.1	20.4	19.0	Ca / CCC
Pretsl V	Mezzanine	51.5	43.1	(8.4)	3	43.1	26.4	0.0	Ba3 / C
Pretsl VII	Mezzanine	982.9	1,359.0	376.1	6	46.3	62.3	0.0	Ca / C
Pretsl XV	B1	570.2	972.9	402.7	59	20.0	19.7	0.0	Ca / C
Pretsl XVII	C	313.5	398.1	84.6	42	18.0	21.0	0.0	Ca / C
Pretsl XVIII	C	655.0	1,361.6	706.6	62	17.4	15.8	0.0	Ca / C
Pretsl XIX	C	237.2	399.5	162.3	57	19.3	15.8	0.0	Ca / C
Pretsl XX	C	154.6	128.5	(26.1)	51	22.8	16.2	0.0	C / C
Pretsl XXI	C1	192.9	297.8	104.9	57	23.7	20.6	0.0	Ca / C
Pretsl XXIII	A-FP	1,685.2	2,494.9	809.7	99	19.1	19.9	18.3	B1 / BB /*
Pretsl XXIV	C1	388.2	79.9	(308.3)	68	25.3	22.7	0.0	Ca / C
Pretsl XXV	C1	137.9	144.6	6.7	56	21.8	23.7	0.0	C / C
Pretsl XXVI	C1	113.6	165.5	51.9	56	24.2	19.3	0.0	C / C

		$18,445.3	$35,228.2	$16,782.9

(1)	At June 30, 2010, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 9.5%.

(2)	At June 30, 2010, assumed recoveries for expected deferrals and defaulted issuers ranged from 10.0% to 13.4%.

(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to payoff a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

*	Ratings watch negative

The following table presents the changes in the credit loss component of the amortized cost of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(In thousands)
Balance of credit related OTTI, beginning of period	$122,410	121,110	122,410	121,110
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	1,300	—	1,300
Reductions	—	—	—	—

Balance of credit related OTTI, end of period	$122,410	122,410	122,410	122,410

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
At June 30, 2010, noncredit-related OTTI was $34.1 million ($20.2 million after-tax) on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of April 1, 2009, we reclassified $21.1 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.
There were no sales from the securities portfolio during the quarter ended June 30, 2010. A portion of the Company’s securities are pledged to secure borrowings.
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer. The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity, are shown below.

	June 30, 2010
	Amortized	Estimated
	cost	fair value
	(In thousands)

Due in one year or less	$16,165	16,727
Due after one year through five years	3,937	4,003
Due after five years through ten years	233	233
Due after ten years	27,581	46,503

Total	$47,916	67,466

5. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)

Residential mortgage loans	$4,956,203	4,773,556
Multi-family loans	768,317	612,743
Commercial real estate loans	905,347	730,012
Construction loans	394,607	334,480
Consumer and other loans	176,015	178,177
Commercial and industrial loans	26,626	23,159

Total loans	7,227,115	6,652,127

Premiums on purchased loans	25,609	22,958
Deferred loan fees, net	(6,178)	(4,574)
Allowance for loan losses	(72,324)	(55,052)

Net loans	$7,174,222	6,615,459

An analysis of the allowance for loan losses is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(In thousands)
Balance at beginning of period	$62,943	34,540	55,052	26,548
Charge-offs:
Construction loans	(3,629)	—	(6,879)	—
Residential mortgage loans	(2,358)	—	(3,804)	—
Multi-family loans	—	—	(454)	—
Consumer and other loans	(10)	—	(19)	(8)
Commercial and industrial loans	(166)	—	(166)	—

Loan charge-offs	(6,163)	—	(11,322)	(8)
Recoveries	94	—	94	—

Net charge-offs	(6,069)	—	(11,228)	(8)
Provision for loan losses	15,450	8,025	28,500	16,025
Allowance acquired in acquisition	—	4,043	—	4,043

Balance at end of period	$72,324	46,608	72,324	46,608

6. Deposits
Deposits are summarized as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)

Savings acounts	$910,099	877,421
Checking accounts	1,157,872	927,675
Money market accounts	730,357	742,618

Total core deposits	2,798,328	2,547,714
Certificates of deposit	3,258,023	3,292,929

	$6,056,351	5,840,643

7. Equity Incentive Plan
During the six months ended June 30, 2010, the Company recorded $4.8 million of share-based expense, comprised of stock option expense of $1.9 million and restricted stock expense of $2.9 million.
During the six months ended June 30, 2010, no options were forfeited and 5,000 options with a weighted average grant date fair value of $4.40 were granted. At June 30, 2010, 5,151,752 options, with a weighted average exercise price of $15.00 and a weighted average grant date fair value of $4.09 were outstanding, of which 2,001,193 were unvested. Expected future expense relating to the unvested options outstanding as of June 30, 2010 is $5.5 million over a weighted average period of 1.8 years.
During the six months ended June 30, 2010, 495,000 shares of restricted stock with a weighted average grant date fair value of $12.67 were granted. At June 30, 2010, 1,234,880 shares of restricted stock, with a weighted average grant date fair value of $14.19, are unvested. Expected future compensation expense relating to the unvested restricted shares at June 30, 2010 is $13.2 million over a weighted average period of 3.8 years.
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

The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(In thousands)
Service cost	$179	136	360	272
Interest cost	221	263	440	526
Amortization of:
Prior service cost	25	24	49	49
Net loss	14	35	27	69

Total net periodic benefit expense	$439	458	876	916

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2010.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the six months ended June 30, 2010. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At June 30, 2010 and December 31, 2009, the pension plan had an accrued liability of $894,000 and $990,000, respectively. At June 30, 2010 and December 31, 2009, the charges recognized in accumulated other comprehensive loss for the pension plan were $1.2 million. At June 30, 2010 and December 31, 2009, the SERP plan had an accrued liability of $904,000 and $911,000, respectively. At June 30, 2010 and December 31, 2009, the charges recognized in accumulated other comprehensive loss for the SERP plan were $88,000 and $98,000, respectively. For the six-month periods ended June 30, 2010 and 2009, the expense related to these plans was $148,000 and $152,000, respectively.
9. Fair Value Measurements
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
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2010.

	Carrying Value at June 30, 2010
	Total	Level 1	Level 2	Level 3

		(In thousands)

Securities available for sale:
Mortgage-backed securities	$481,262	—	481,262	—
Equity securities	2,486	—	2,486	—

	$483,748	—	483,748	—

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
Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status and all loans subject to a troubled debt restructuring. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Therefore, these adjustments are generally classified as Level 3.
Other Real Estate Owned
Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2010.

	Total	Level 1	Level 2	Level 3

	(In thousands)
Impaired loans	$39,969	—	—	39,969
Other real estate owned	751	—	—	751

Total	$40,720	—	—	40,720

10. Fair Value of Financial Instruments
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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)

Financial assets:
Cash and cash equivalents	$100,008	100,008	73,606	73,606
Securities available-for-sale	483,748	483,748	471,243	471,243
Securities held-to-maturity	604,642	647,148	717,441	753,405
Stock in FHLB	79,469	79,469	66,202	66,202
Loans	7,207,200	7,471,056	6,642,502	6,821,767

Financial liabilities:
Deposits	6,056,351	6,106,264	5,840,643	5,881,083
Borrowed funds	1,825,528	1,904,446	1,600,542	1,666,513

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
11. Recent Accounting Pronouncements
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
In July 2010, the FASB issued ASU 2010-20 to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the ASU is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
12. Subsequent Events
As defined in FASB ASC 855-10, “Subsequent Events”, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that compiles with GAAP. The Company has evaluated subsequent events through August 6, 2010, which is the date that the Company’s financial statements are being issued.
Based on the evaluation, the Company did not identify any recognized subsequent events that would have required an adjustment to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Investors Bancorp, Inc. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations or interpretations of regulations affecting financial institutions, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events except as may be required by law.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status and all loans subject to a troubled debt restructuring. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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

For commercial real estate, construction and multi-family loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation-Stock Compensation”.
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
While the U.S. economy is showing sign of stabilization, the financial services industry continues to be negatively impacted by adverse economic conditions which include mounting credit losses, depressed property values in real estate markets, and additional bank failures.
The Federal Reserve has maintained short term interest rates at historically low levels resulting in a steep yield curve. Lower short term interest rates have helped us reduce the cost of our interest-bearing liabilities contributing to a $42.6 million increase in our net interest income to $127.1 million for the six months ended June 30, 2010 from $84.5 million for the six months ended June 30, 2009.
While the interest rate environment is important to our net interest income, so is the composition of our balance sheet. Despite the difficult operating environment, our financial strength has allowed us to take advantages of opportunities to add more loans and increase the size of our balance sheet. Net loans increased to $7.17 billion at June 30, 2010 from $6.62 billion at

December 31, 2009, an increase of 8.4%. Diversification of the loan portfolio, which remains an important goal, may provide us with an opportunity to increase net interest income and improve our interest rate risk position. During the six month period ended June 30, 2010, commercial real estate loans increased $175.3 million, or 24.0%, to $905.3 million and multi-family loans increased $155.6 million, or 25.4% to $768.3 million. As we add more loans to our balance sheet we remain focused on maintaining our historically strict underwriting standards. We have never originated any sub-prime loans, negative amortization loans or option ARM loans.
During the six months ended June 30, 2010, we recorded a $28.5 million provision for loan losses. We believe higher loan loss provisions are prudent and necessary given the continued growth in our loan portfolio, the increase in the amount of commercial real estate loans and the current economic environment. It is difficult to determine how the economy will fare as we expect to experience higher levels of unemployment in our lending area through the remainder of 2010. We will continue to monitor our loan portfolio carefully and maintain our conservative loan underwriting practices.
Total non-performing loans, defined as non-accruing loans, increased to $135.9 million, or 1.88% of total loans at June 30, 2010, compared to $120.2 million, or 1.81% of total loans at December 31, 2009. For the six months ended June 30, 2010, the Company recorded $11.3 million in charge-offs. Although we have resolved a number of non-performing loans, the current economic environment continues to negatively impact several large construction loan borrowers. Additionally, residential loan delinquency has risen as unemployment in our lending area has increased over the past year.
The current economic conditions have also had a negative impact on certain of our investment securities. Our securities portfolio includes non-agency mortgage backed securities with an amortized cost of $117.3 million and a fair value of $116.3 million. The fair values of certain of these securities are being adversely impacted by higher loan delinquency rates, rising projected loss rates, and the securities re-pricing to lower interest rates. Our securities portfolio also includes pooled trust preferred securities, principally issued by banks and to a lesser extent insurance companies. These securities, which were written down through an other-than-temporary impairment charge in December 2008, continue to be negatively impacted by payment deferrals by issuers and the absence of an orderly and liquid market. The trust preferred securities portfolio has a book value of $22.5 million and a fair value of $41.3 million. We continue to closely monitor all of these securities and will continue to evaluate them for possible other-than-temporary impairment, which could result in future non-cash charges to earnings in upcoming quarters.
During the six month period ended June 30, 2010, core deposits increased $250.6 million, or 9.8%, while total deposits increased by $215.7 million to $6.06 billion at June 30, 2010. Increasing core deposits remains one of our primary goals.
We are a well capitalized bank with a tangible capital ratio of 9.71%. Given our strong capital and liquidity positions, we believe we will be able to take advantage of opportunities to grow and enhance our franchise value.
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Total Assets. Total assets increased by $508.3 million, or 6.1%, to $8.87 billion at June 30, 2010 from $8.36 billion at December 31, 2009. This increase was largely the result of a $564.7 million increase in our net loans, including loans held for sale, to $7.21 billion at June 30, 2010 from $6.64 billion at December 31, 2009, as well as a $26.4 million increase in cash and cash equivalents to $100.0 million at June 30, 2010 from $73.6 million at December 31, 2009. This was partially offset by a $100.3 million, or 8.4%, decrease in securities to $1.09 billion at June 30, 2010 from $1.19 billion at December 31, 2009
Net Loans. Net loans, including loans held for sale, increased by $564.7 million, or 8.5%, to $7.21 billion at June 30, 2010 from $6.64 billion at December 31, 2009. This increase in loans reflects our continued focus on loan originations and purchases, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New Jersey. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans or option ARMs.
We originate residential mortgage loans through our mortgage subsidiary, ISB Mortgage Co. During the six month period ended June 30, 2010 ISB Mortgage Co. originated $609.7 million in residential mortgage loans of which $247.4 million were sold to third party investors and $362.3 million remained in our portfolio. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six month period ended June 30, 2010, we purchased loans totaling $399.1 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the six month period ended June 30, 2010, we purchased $14.8 million of residential mortgage loans on a “bulk purchase” basis.
Additionally, for the six month period ended June 30, 2010, we originated $185.4 million in commercial real estate loans, $142.1 million in multi-family loans, $115.0 million in construction loans, $35.3 million in consumer and other loans, and $7.5 million in commercial and industrial loans. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family and commercial real estate loans.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at June 30, 2010 was $548.4 million compared to $560.7 million at December 31, 2009. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

The following table sets forth non-performing assets and accruing past due loans on the dates indicated in conjunction with our quality ratios:

	June 30,		March 31,		December 31,		September 30,		June 30,
	2010		2010		2009		2009		2009
	# of		# of		# of		# of		# of
	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount
			(Dollars in millions)

Accruing past due loans:
30 to 59 days past due:
Residential and consumer	65	$19.0	84	$18.2	69	$15.9	80	$22.5	77	$16.0
Construction	—	—	1	1.9	3	8.2	—	—	1	2.9
Multi-family	3	11.7	2	3.9	1	0.4	3	3.6	1	2.6
Commercial	2	0.8	4	4.5	5	3.4	2	2.4	7	8.4
Commercial and industrial	3	0.6	4	0.9	6	1.2	2	0.2	2	0.2

Total 30 to 59 days past due	73	32.1	95	29.4	84	29.1	87	28.7	88	30.1
60 to 89 days past due:
Residential and consumer	40	8.0	39	10.0	63	13.8	56	15.4	45	9.5
Construction	1	2.4	6	23.6	2	7.6	—	—	1	1.0
Multi-family	3	0.9	—	—	—	—	—	—	1	0.2
Commercial	—	—	1	0.6	—	—	1	3.0	3	0.8
Commercial and industrial	3	0.4	—	—	3	0.7	1	0.2	—	—

Total 60 to 89 days past due	47	11.7	46	34.2	68	22.1	58	18.6	50	11.5

Total accruing past due loans	120	$43.8	141	$63.6	152	$51.2	145	$47.3	138	$41.6

Non-performing (non-accruing):
Residential and consumer	210	$60.4	199	$57.1	185	$51.2	164	$41.0	112	$30.0
Construction	21	67.6	22	61.6	22	65.0	22	70.5	19	68.8
Multi-family	3	2.7	2	2.5	4	0.6	4	0.6	4	20.1
Commercial	8	4.6	9	3.5	10	3.4	9	3.4	8	2.8
Commercial and industrial	2	0.6	—	—	—	—	—	—	—	—

Total Non-Performing Loans	244	$135.9	232	$124.7	221	$120.2	199	$115.5	143	$121.7

Non-performing loans to total loans		1.88%		1.82%		1.81%		1.82%		1.97%
Allowance for loan loss as a percent of non-performing loans		53.23%		50.47%		45.80%		46.35%		38.30%
Allowance for loan losses as a percent of total loans		1.00%		0.92%		0.83%		0.84%		0.76%
Total non-performing loans, defined as non-accruing loans, increased by $15.7 million to $135.9 million at June 30, 2010 from $120.2 million at December 31, 2009. Although we have had resolution on a number of non-performing loans, the current economic environment continues to cause financial difficulties for several large construction loans. Additionally, residential loan delinquency has risen as unemployment in our lending area has steadily increased.
At June 30, 2010 loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $52.2 million of which $46.8 million of impaired loans had a related allowance for credit losses of $12.3 million and $5.4 million of impaired loans had no related allowance for credit losses. At December 31, 2009, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $48.4 million, of which $35.7 million of impaired loans had a related allowance for credit losses of $8.9 million and $12.7 million of impaired loans had no related allowance for credit losses.

At June 30, 2010 there are 6 residential loans totaling $1.7 million which are deemed troubled debt restructurings. These loans are performing under the restructured terms and are accruing interest.
In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2010, there are 3 loans totaling $19.1 million that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-performing loans to total loans was 1.88% at June 30, 2010 compared to 1.81% at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans was 53.23% at June 30, 2010 compared with 45.80% at December 31, 2009. At June 30, 2010 our allowance for loan losses as a percentage of total loans was 1.00% compared with 0.83% at December 31, 2009.
The following table sets forth the allowance for loan losses at June 30, 2010 and December 31, 2009 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2010		December 31, 2009
		Percent of Loans in		Percent of Loans in
	Allowance for	Each Category to	Allowance for	Each Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$16,984	70.39%	$13,741	71.76%
Multi-family	7,648	10.44%	3,227	9.21%
Commercial	12,976	12.74%	10,208	10.97%
Construction loans	31,684	3.56%	25,194	5.03%
Commercial and industrial	708	0.35%	558	0.35%
Consumer and other loans	443	2.52%	510	2.68%
Unallocated	1,881	—	1,614	—

Total allowance	$72,324	100.00%	$55,052	100.00%

The allowance for loan losses increased by $17.3 million to $72.3 million at June 30, 2010 from $55.1 million at December 31, 2009. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the increase in non-performing loans; and the continued adverse economic environment, offset partially by net charge offs of $11.2 million. These charge offs were primarily in the construction loan portfolio.
The triggering events or other circumstances that led to the significant credit deterioration resulting in these construction loan charge-offs were caused by a variety of economic factors including, but not limited to: continued deterioration of the housing and real estate markets in which we lend, significant and continuing declines in the value of real estate which collateralize our construction loans, the overall weakness of the economy in our local area, and unemployment in our lending area has increased steadily over the past year.
The Company believes these factors were the triggering events that led to the significant credit deterioration in the loan portfolio in general and the construction loan portfolio in particular. The Company’s historical loan charge-off history was immaterial prior to September 30, 2009. We have aggressively attempted to collect our delinquent loans while establishing specific loan loss reserves to properly value these loans. We record a charge-off when the likelihood of collecting the amounts specifically reserved becomes less likely, due to a variety of reasons that are specific to each loan. For example, some of the reasons that were determining factors in recording charge-offs were as follows: declining liquidity of the borrower/guarantors, prospects of selling finished inventory outside of prime selling season in real estate markets with limited activity (prime selling season of real estate is in the spring/summer months), no additional collateral that could be posted by borrowers that could be utilized to satisfy the borrower’s obligations, and decisions to move forward with note sales on a select basis in order to reduce levels of non-performing loans.
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
Securities. Securities, in the aggregate, decreased by $100.3 million, or 8.4%, to $1.09 billion at June 30, 2010, from $1.19 billion at December 31, 2009. The decrease in the portfolio was due to paydowns, calls or maturities and was partially offset by the purchase of $104.6 million of agency issued mortgage backed securities during the six months ended June 30, 2010.
Stock in the Federal Home Loan Bank, Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $13.3 million from $66.2 million at December 31, 2009 to $79.5 million at June 30, 2010 as a result of an increase in our level of borrowings at June 30, 2010. Other assets decreased $5.9 million as prepaid FDIC insurance premiums amortized.
Deposits. Deposits increased by $215.7 million, or 3.7%, to $6.06 billion at June 30, 2010 from $5.84 billion at December 31, 2009. Core deposits increased by $250.6 million, or 9.84% and certificate of deposits decreased $34.9 million, or 1.1%. Our deposit gathering efforts continue to be successful in our markets.
Borrowed Funds. Borrowed funds increased $225.0 million, or 14.1%, to $1.83 billion at June 30, 2010 from $1.60 billion at December 31, 2009.
Stockholders’ Equity. Stockholders’ equity increased $39.5 million to $889.7 million at June 30, 2010 from $850.2 million at December 31, 2009. The increase is primarily attributed to the $28.6 million net income for the six month period.

Average Balance Sheets for the Three Months ended June 30, 2010 and 2009
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended June 30, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	June 30, 2010				June 30, 2009
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$226,886		$117	0.21%	$390,098		$235	0.24%
Securities available-for-sale (1)	494,983		3,335	2.70%	218,827		2,394	4.38%
Securities held-to-maturity	633,184		7,341	4.64%	929,379		10,541	4.54%
Net loans (2)	6,964,352		94,300	5.42%	5,816,205		79,184	5.45%
Stock in FHLB	76,641		778	4.06%	71,794		1,010	5.63%

Total interest-earning assets	8,396,046		105,871	5.04%	7,426,303		93,364	5.03%

Non-interest earning assets	389,090				283,562

Total assets	$8,785,136				$7,709,865

Interest-bearing liabilities:
Savings	$898,903		$3,449	1.53%	$683,232		3,676	2.15%
Interest-bearing checking	971,812		1,738	0.72%	804,485		4,744	2.36%
Money market accounts	688,181		1,646	0.96%	417,344		1,884	1.81%
Certificates of deposit	3,293,195		16,073	1.95%	3,104,165		22,221	2.86%
Borrowed funds	1,794,212		17,818	3.97%	1,752,551		17,509	4.00%

Total interest-bearing liabilities	7,646,303		40,724	2.13%	6,761,777		50,034	2.96%

Non-interest bearing liabilities	254,340				162,178

Total liabilities	7,900,643				6,923,955

Stockholders’ equity	884,493				785,910

Total liabilities and stockholders’ equity	$8,785,136				$7,709,865

Net interest income			$65,147				$43,330

Net interest rate spread (3)				2.91%				2.07%

Net interest earning assets (4)	$749,743				$664,526

Net interest margin (5)				3.10%				2.33%

Ratio of interest-earning assets to total interest- bearing liabilities	1.10	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For Six Months Ended
	June 30, 2010				June 30, 2009
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$193,227		$190	0.20%	$298,101		$354	0.24%
Securities available-for-sale (1)	479,911		6,538	2.72%	199,172		4,477	4.50%
Securities held-to-maturity	661,681		15,177	4.59%	945,075		23,695	5.01%
Net loans (2)	6,840,581		185,328	5.42%	5,724,530		155,907	5.45%
Stock in FHLB	75,454		1,706	4.52%	72,425		1,680	4.64%

Total interest-earning assets	8,250,854		208,939	5.06%	7,239,303		186,113	5.14%

Non-interest earning assets	388,036				271,218

Total assets	$8,638,890				$7,510,521

Interest-bearing liabilities:
Savings	$887,881		$6,878	1.55%	$619,629		$6,918	2.23%
Interest-bearing checking	851,176		3,410	0.80%	758,038		8,826	2.33%
Money market accounts	695,441		3,608	1.04%	356,474		3,442	1.93%
Certificates of deposit	3,301,197		32,770	1.99%	3,064,851		47,239	3.08%
Borrowed funds	1,787,771		35,196	3.94%	1,794,508		35,200	3.92%

Total interest-bearing liabilities	7,523,466		81,862	2.18%	6,593,500		101,625	3.08%

Non-interest bearing liabilities	240,547				148,289

Total liabilities	7,764,013				6,741,789

Stockholders’ equity	874,877				768,732

Total liabilities and stockholders’ equity	$8,638,890				$7,510,521

Net interest income			$127,077				$84,488

Net interest rate spread (3)				2.88%				2.06%

Net interest earning assets (4)	$727,388				$645,803

Net interest margin (5)				3.08%				2.33%

Ratio of interest-earning assets to total interest- bearing liabilities	1.10	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
Net Income. Net income was $15.3 million for the three months ended June 30, 2010 compared to net income of $5.5 million for the three months ended June 30, 2009.
Net Interest Income. Net interest income increased by $21.8 million, or 50.4%, to $65.1 million for the three months ended June 30, 2010 from $43.3 million for the three months ended June 30, 2009. The increase was primarily due to an 83 basis point decrease in our cost of interest-bearing liabilities to 2.13% for the three months ended June 30, 2010 from 2.96% for the three months ended June 30, 2009. In addition, our yield on interest-earning assets increased by 1 basis point to 5.04% for the three months ended June 30, 2010 from 5.03% for the three months ended June 30, 2009. Short term interest rates remaining at historically low levels resulted in many of our deposits repricing downward. This had a positive impact on our net interest margin which improved by 77 basis points from 2.33% for the three months ended June 30, 2009 to 3.10% for the three months ended June 30, 2010.
Interest and Dividend Income. Total interest and dividend income increased by $12.5 million, or 13.4%, to $105.9 million for the three months ended June 30, 2010 from $93.4 million for the three months ended June 30, 2009. This increase is attributed to the average balance of interest-earning assets increasing $969.7 million, or 13.1%, to $8.40 billion for the three months ended June 30, 2010 from $7.43 billion for the three months ended June 30, 2009. In addition, the weighted average yield on interest-earning assets increased 1 basis point to 5.04% for the three months ended June 30, 2010 compared to 5.03% for the three months ended June 30, 2009.
Interest income on loans increased by $15.1 million, or 19.1%, to $94.3 million for the three months ended June 30, 2010 from $79.2 million for the three months ended June 30, 2009, reflecting a $1.15 billion, or 19.7%, increase in the average balance of net loans to $6.96 billion for the three months ended June 30, 2010 from $5.82 billion for the three months ended June 30, 2009. The increase is primarily attributed to the average balance of commercial real estate loans and multi-family loans increasing $546.7 million and $335.5 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family and commercial real estate loans. This was partially offset by a 3 basis point decrease in the average yield on loans to 5.42% for the three months ended June 30, 2010 from 5.45% for the three months ended June 30, 2009.
Interest income on all other interest-earning assets, excluding loans, decreased by $2.6 million, or 18.4%, to $11.6 million for the three months ended June 30, 2010 from $14.2 million for the three months ended June 30, 2009. This decrease reflected a 29 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 3.23% for the three months ended June 30, 2010 from 3.52% for the three months ended June 30, 2009. The decrease in yield is primarily attributed to the repricing of our adjustable rate securities and the purchase of additional securities at lower yields.
Interest Expense. Total interest expense decreased by $9.3 million, or 18.6%, to $40.7 million for the three months ended June 30, 2010 from $50.0 million for the three months ended June 30, 2009. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 83 basis points to 2.13% for the three months ended June 30, 2010 compared to 2.96% for the three months ended June 30, 2009. This was partially offset by the average balance of total interest-bearing liabilities increasing by $884.5 million, or 13.1%, to $7.65 billion for the three months ended June 30, 2010 from $6.76 billion for the three months ended June 30, 2009.
Interest expense on interest-bearing deposits decreased $9.6 million, or 29.6% to $22.9 million for the three months ended June 30, 2010 from $32.5 million for the three months ended June 30, 2009. This decrease is attributed to a 103 basis point decrease in the average cost of interest-bearing deposits to 1.57% for the three months ended June 30, 2010 from 2.60% for the three months ended June 30, 2009 as deposit rates decreased to reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $842.9 million, or 16.8% to $5.85 billion for the three months ended June 30, 2010 from $5.00 billion for the three months ended June 30, 2009. Core deposits growth represented 77.6%, or $653.8 million of the increase in the average balance of total interest-bearing deposits.
Interest expense on borrowed funds increased by $309,000, or 1.8%, to $17.8 million for the three months ended June 30, 2010 from $17.5 million for the three months ended June 30, 2009. This increase is attributed to the average balance of borrowed funds increasing by $41.7 million or 2.4%, to $1.79 billion for the three months ended June 30, 2010 from $1.75 billion for the three months ended June 30, 2009. This was partially offset by the average cost of borrowed funds decreasing 3 basis points to 3.97% for the three months ended June 30, 2010 from 4.00% for the three months ended June 30, 2009 due to the lower interest rate environment.
Provision for Loan Losses. The provision for loan losses was $15.5 million for the three months ended June 30, 2010 compared to $8.0 million for the three months ended June 30, 2009. Net charge-offs were $6.1 million for the three months ended June 30, 2010 and there were no net charge-offs for the three months ended June 30, 2009. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2010 and December 31, 2009.”
Non-interest Income. Total non-interest income was $4.1 million for the three months ended June 30, 2010 compared to $2.4 million for the three months ended June 30, 2009. The increase is attributed to a $794,000 increase in fees and service charges to $1.6 million. This was partially offset by a $377,000 decrease on gain on loan sales to $1.7 million for the three months ended June 30, 2010, attributed to less loan origination activity during the current quarter compared to the prior year quarter, resulting in fewer sales to the secondary market. In addition, the quarter ended June 30, 2009 included a $1.3 million pre-tax other-than-temporary impairment (“OTTI”) non-cash charge on certain pooled trust preferred securities (“TruPS”).
Non-interest Expenses. Total non-interest expenses increased by $2.6 million, or 9.3%, to $30.8 million for the three months ended June 30, 2010 from $28.2 million for the three months ended June 30, 2009. Compensation and fringe benefits increased $2.7 million as a result of staff additions in our retail banking areas due to the acquisition of American Bancorp of New Jersey in May 2009 and the Banco Popular branch acquisition in October 2009, staff additions in our mortgage company and commercial real estate lending department, particularly our New York lending office, as well as normal merit increases. Occupancy expense increased $1.3 million as a result of the costs associated with expanding our branch network. Professional fees increased $565,000 as a result of outsourcing the valuation of TruPS securities and the internal audit function, as well as, other projects involving the use of consultants. This was partially offset by a reduction of $2.9 million in FDIC insurance premiums as the quarter ended June 30, 2009 included a $3.6 million special assessment on insured financial institutions to rebuild the Deposit Insurance Fund.

Income Taxes. Income tax expense was $7.8 million for the three months ended June 30, 2010, representing a 33.76% effective tax rate. For the three months ended June 30, 2009, there was an income tax expense of $4.1 million representing a 42.72% effective tax rate. The decrease in the effective tax rate is due to more revenue being generated in states other than New Jersey.
Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
Net Income. Net income was $28.6 million for the six months ended June 30, 2010 compared to net income of $12.6 million for the six months ended June 30, 2009.
Net Interest Income. Net interest income increased by $42.6 million, or 50.4%, to $127.1 million for the six months ended June 30, 2010 from $84.5 million for the six months ended June 30, 2009. The increase was primarily due to a 90 basis point decrease in our cost of interest-bearing liabilities to 2.18% for the six months ended June 30, 2010 from 3.08% for the six months ended June 30, 2009. This was partially offset by an 8 basis point decrease in our yield on interest-earning assets to 5.06% for the six months ended June 30, 2010 from 5.14% for the six months ended June 30, 2009. Short term interest rates remaining at historically low levels resulted in many of our deposits repricing downward. This had a positive impact on our net interest margin which improved by 75 basis points from 2.33% for the six months ended June 30, 2009 to 3.08% for the six months ended June 30, 2010.
Interest and Dividend Income. Total interest and dividend income increased by $22.8 million, or 12.3%, to $208.9 million for the six months ended June 30, 2010 from $186.1 million for the six months ended June 30, 2009. This increase is attributed to the average balance of interest-earning assets increasing $1.01 billion, or 14.0%, to $8.25 billion for the six months ended June 30, 2010 from $7.24 billion for the six months ended June 30, 2009. This was partially offset by an 8 basis point decrease in the weighted average yield on interest-earning assets to 5.06% for the six months ended June 30, 2010 compared to 5.14% for the six months ended June 30, 2009.
Interest income on loans increased by $29.4 million, or 18.9%, to $185.3 million for the six months ended June 30, 2010 from $155.9 million for the six months ended June 30, 2009, reflecting a $1.12 billion, or 19.5%, increase in the average balance of net loans to $6.84 billion for the six months ended June 30, 2010 from $5.72 billion for the six months ended June 30, 2009. The increase is primarily attributed to the average balance of commercial real estate loans and multi-family loans increasing by $540.2 million and $357.1 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family and commercial real estate loans. This was partially offset by a 3 basis point decrease in the average yield on loans to 5.42% for the six months ended June 30, 2010 from 5.45% for the six months ended June 30, 2009.
Interest income on all other interest-earning assets, excluding loans, decreased by $6.6 million, or 21.8%, to $23.6 million for the six months ended June 30, 2010 from $30.2 million for the six months ended June 30, 2009. This decrease reflected a 64 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 3.35% for the six months ended June 30, 2010 from 3.99% for the six months ended June 30, 2009. The decrease in yield is primarily attributed to the repricing of our adjustable rate securities and the purchase of additional securities at lower yields.

Interest Expense. Total interest expense decreased by $19.8 million, or 19.5%, to $81.9 million for the six months ended June 30, 2010 from $101.6 million for the six months ended June 30, 2009. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 90 basis points to 2.18% for the six months ended June 30, 2010 compared to 3.08% for the six months ended June 30, 2009. This was partially offset by the average balance of total interest-bearing liabilities increasing by $930.0 million, or 14.1%, to $7.52 billion for the six months ended June 30, 2010 from $6.59 billion for the six months ended June 30, 2009.
Interest expense on interest-bearing deposits decreased $19.8 million, or 29.7% to $46.7 million for the six months ended June 30, 2010 from $66.4 million for the six months ended June 30, 2009. This decrease is attributed to a 114 basis point decrease in the average cost of interest-bearing deposits to 1.63% for the six months ended June 30, 2010 from 2.77% for the six months ended June 30, 2009 as deposit rates decreased to reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $936.7 million, or 19.5% to $5.74 billion for the six months ended June 30, 2010 from $4.80 billion for the six months ended June 30, 2009. Core deposits growth represented 74.8%, or $700.4 million of the increase in the average balance of total interest-bearing deposits.
Provision for Loan Losses. The provision for loan losses was $28.5 million for the six months ended June 30, 2010 compared to $16.0 million for the six months ended June 30, 2009. Net charge-offs were $11.2 million for the six months ended June 30, 2010 and net charge-offs of eight thousand for the six months ended June 30, 2009. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2010 and December 31, 2009.”
Non-interest Income. Total non-interest income was $8.1 million for the six months ended June 30, 2010 compared to $5.8 million for the six months ended June 30, 2009. The increase is primarily attributed to a $1.5 million increase in fees and service charges to $3.2 million. This was partially offset by a $793,000 decrease on gain on loan sales to $3.5 million for the six months ended June 30, 2010, attributed to less loan origination activity during the current six months compared to the prior year six months, resulting in fewer sales to the secondary market. In addition, the six months ended June 30, 2009 included a $1.3 million pre-tax OTTI non-cash charge on certain pooled TruPS.
Non-interest Expenses. Total non-interest expenses increased by $8.6 million, or 16.3%, to $61.2 million for the six months ended June 30, 2010 from $52.6 million for the six months ended June 30, 2009. Compensation and fringe benefits increased $4.2 million as a result of staff additions in our retail banking areas due to the acquisition of American Bancorp of New Jersey in May 2009 and the Banco Popular branch acquisition in October 2009, staff additions in our mortgage company and commercial real estate lending department, particularly our New York lending office, as well as normal merit increases. Occupancy expense increased $2.6 million as a result of the costs associated with expanding our branch network. Professional fees increased $1.0 million as a result of outsourcing the valuation of TruPS securities and the internal audit function, as well as, other projects involving the use of consultants. This was partially offset by a reduction of $1.5 million in FDIC insurance premiums as the six months ended June 30, 2009 included a $3.6 million special assessment on insured financial institutions to rebuild the Deposit Insurance Fund.
Income Taxes. Income tax expense was $16.9 million for the six months ended June 30, 2010, representing a 37.10% effective tax rate. For the six months ended June 30, 2009, there was an income tax expense of $9.1 million representing a 42.09% effective tax rate. The decrease in the effective tax rate is due to more revenue being generated in states other than New Jersey.
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
At June 30, 2010 and December 31, 2009 the Company had no overnight borrowings outstanding. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $1.83 billion at June 30, 2010, an increase from $1.60 billion at December 31, 2009.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2010, outstanding commitments to originate loans totaled $588.8 million; outstanding unused lines of credit totaled $441.2 million; standby letters of credit totaled $4.8 million and outstanding commitments to sell loans totaled $99.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.01 billion at June 30, 2010. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a third share repurchase program at their January 2008 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The third share repurchase program commenced upon completion of the second program on May 7, 2008. Under this program, up to 10% of its publicly—held outstanding shares of common stock, or 4,307,248 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended June 30, 2010, the Company did not repurchase shares of its common stock. Under the current share repurchase program, 2,828,304 shares remain available for repurchase. As June 30, 2010, a total of 11,582,365 shares have been purchased under Board authorized share repurchase programs, of which 2,428,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of June 30, 2010 the Bank exceeded all regulatory capital requirements as follows:

	As of June 30, 2010
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$852,975	15.3%	$445,423	8.0%
Tier I capital (to risk-weighted assets)	783,372	14.1	222,622	4.0
Tier I capital (to average assets)	783,372	9.0	349,024	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2010:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years
Debt obligations (excluding capitalized leases)	$1,825,528	595,000	430,528	280,000	520,000
Commitments to originate and purchase loans	588,766	588,766	—	—	—
Commitments to sell loans	99,704	99,704	—	—	—
Additionally, at June 30, 2010, the Company’s commitments to fund unused lines of credit totaled $441.2 million.
Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $605.0 million of the borrowings are callable at the option of the lender.
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
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of June 30, 2010 have not changed significantly from December 31, 2009.
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
Quantitative Analysis. The table below sets forth, as of June 30, 2010 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
Change in					Increase (decrease) in
Interest		Estimated Increase		Estimated	Estimated Net Interest
Rates (basis	Estimated	(Decrease)		Net Interest	Income
points)	NPV	Amount	Percent	Income	Amount	Percent
			(Dollars in thousands)

+200bp	$788,118	$(308,624)	(28.1)%	$264,074	$(12,352)	(4.5)%
0bp	1,096,742	—	—	276,426	—	—
-100bp	1,091,351	(5,391)	(0.5)	279,797	3,371	1.2

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at June 30, 2010 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 28.1% decrease in NPV and a $12.4 million or 4.5% decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 0.5% decrease in NPV and a $3.4 million or 1.2% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except as disclosed below:

Financial reform legislation recently enacted will, among other things, create a new Consumer Financial Protection Bureau, tighten capital standards and result in new laws and regulations that are expected to increase our costs of operations.
On July 21, 2010 the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
The new law provides that the Office of Thrift Supervision will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision.
Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit

Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 2,828,304 shares yet to be purchased as of June 30, 2010. There were no repurchases of our common stock during the second quarter of 2010.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Reserved]
Item 5. Other Information
Not applicable
Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Savings Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

14	Code of Ethics*****

21	Subsidiaries of Registrant*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.

***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.

*****	Available on our website www.isbnj.com

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Investors Bancorp, Inc.
Dated: August 6, 2010	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2010	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)