Form 10-Q
period 2010-09-30
Investors Bancorp Inc
filed 2010-11-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     As of October 29, 2010 there were 113,411,765 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 57.18% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2010 (unaudited) and December 31, 2009

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets

Cash and cash equivalents	$62,449	73,606
Securities available-for-sale, at estimated fair value	426,034	471,243
Securities held-to-maturity, net (estimated fair value of $584,297 and $753,405 at September 30, 2010 and December 31, 2009, respectively)	546,320	717,441
Loans receivable, net	7,416,126	6,615,459
Loans held-for-sale	23,658	27,043
Stock in the Federal Home Loan Bank	80,549	66,202
Accrued interest receivable	40,360	36,942
Other Real Estate Owned	751	—
Office properties and equipment, net	54,130	49,384
Net deferred tax asset	122,578	117,143
Bank owned life insurance	116,441	114,542
Intangible assets	33,262	31,668
Other assets	28,628	37,143

Total assets	$8,951,286	8,357,816

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	$6,111,659	5,840,643
Borrowed funds	1,849,522	1,600,542
Advance payments by borrowers for taxes and insurance	37,076	29,675
Other liabilities	56,551	36,743

Total liabilities	8,054,808	7,507,603

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 113,715,265 and 114,448,888 outstanding at September 30, 2010 and December 31, 2009, respectively	532	532
Additional paid-in capital	531,416	530,133
Retained earnings	466,394	422,211
Treasury stock, at cost; 4,305,015 and 3,571,392 shares at September 30, 2010 and December 31, 2009, respectively	(51,523)	(44,810)
Unallocated common stock held by the employee stock ownership plan	(34,387)	(35,451)
Accumulated other comprehensive loss	(15,954)	(22,402)

Total stockholders’ equity	896,478	850,213

Total liabilities and stockholders’ equity	$8,951,286	8,357,816

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$98,720	85,117	284,048	241,024
Securities:
Government-sponsored enterprise obligations	169	247	541	843
Mortgage-backed securities	8,315	11,046	27,854	34,304
Municipal bonds and other debt	1,320	988	3,124	5,305
Interest-bearing deposits	15	208	205	562
Federal Home Loan Bank stock	879	1,025	2,585	2,705

Total interest and dividend income	109,418	98,631	318,357	284,743

Interest expense:
Deposits	21,851	29,774	68,517	96,199
Secured borrowings	17,127	17,402	52,323	52,602

Total interest expense	38,978	47,176	120,840	148,801

Net interest income	70,440	51,455	197,517	135,942
Provision for loan losses	19,000	12,375	47,500	28,400

Net interest income after provision for loan losses	51,440	39,080	150,017	107,542

Non-interest income
Fees and service charges	2,252	1,438	5,452	3,160
Income on bank owned life insurance	719	592	1,899	1,518
Gain on sales of loans, net	3,899	2,987	7,383	7,264
Gain (loss) on securities transactions	55	(20)	44	(1,315)
Other income	89	362	308	560

Total non-interest income	7,014	5,359	15,086	11,187

Non-interest expense
Compensation and fringe benefits	17,724	15,586	52,231	45,928
Advertising and promotional expense	1,641	930	3,988	2,805
Office occupancy and equipment expense	4,462	3,640	13,197	9,762
Federal insurance premiums	2,475	2,340	8,175	9,540
Stationery, printing, supplies and telephone	692	647	1,972	1,700
Professional fees	1,274	651	3,451	1,780
Data processing service fees	1,512	1,347	4,418	3,700
Other operating expenses	1,874	1,470	5,421	4,013

Total non-interest expenses	31,654	26,611	92,853	79,228

Income before income tax expense	26,800	17,828	72,250	39,501
Income tax expense	10,242	7,355	27,106	16,478

Net income	$16,558	10,473	45,144	23,023

Basic and diluted earnings per share	$0.15	0.10	0.41	0.22
Weighted average shares outstanding
Basic	109,867,995	109,803,171	110,057,576	106,750,699
Diluted	110,146,113	109,898,606	110,223,154	106,784,458
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2010 and 2009
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at December 31, 2008	$532	518,457	408,534	(128,121)	(36,869)	(8,734)	753,799

Comprehensive income:
Net income	—	—	23,023	—	—	—	23,023
Change in funded status of retirement obligations, net of tax expense of $373	—	—	—	—	—	(559)	(559)
Unrealized gain on securities available-for-sale, net of tax expense of $4,327	—	—	—	—	—	6,467	6,467

Total comprehensive income							28,931

Cummulative effect of initial application of new OTTI guidance under ASC 320, net of tax benefit of $14,577	—	—	21,108	—	—	(21,108)	—
Common stock issued from treasury to finance acquisition (6,503,897 shares)	—	—	(42,520)	93,250	—	—	50,730
Treasury stock allocated to restricted stock plan	—	(50)	(23)	73	—	—	—
Purchase of treasury stock (1,063,306 shares)	—	—	—	(9,476)	—	—	(9,476)
Compensation cost for stock options and restricted stock	—	8,441	—	—	—	—	8,441
ESOP shares allocated or committed to be released	—	(70)	—	—	1,064	—	994

Balance at September 30, 2009	$532	526,778	410,122	(44,274)	(35,805)	(23,934)	833,419

Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213

Comprehensive income:
Net income	—	—	45,144	—	—	—	45,144
Change in funded status of retirement obligations, net of tax expense of $100	—	—	—	—	—	144	144
Unrealized gain on securities available-for-sale, net of tax expense of $3,807	—	—	—	—	—	5,560	5,560
Reclassification adjustment for losses included in net income, net of tax expense of $11	—	—	—	—	—	15	15
Other-than-temporary impairment accretion on debt securities, net of tax expense of $503	—	—	—	—	—	729	729

Total comprehensive income							51,592

Purchase of treasury stock (1,228,822 shares)	—	—	—	(13,948)	—	—	(13,948)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	7,275	—	—	—	—	7,275
ESOP shares allocated or committed to be released	—	280	—	2	1,064	—	1,346

Balance at September 30, 2010	$532	531,416	466,394	(51,523)	(34,387)	(15,954)	896,478

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$45,144	23,023
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,621	9,435
Accretion and (amortization) on securities, net	3,211	445
Amortization of premium and accretion of fees and costs on loans, net	5,270	6,974
Amortization of intangible assets	525	253
Provision for loan losses	47,500	28,400
Depreciation and amortization of office properties and equipment	3,316	2,631
(Gain) loss on securities transactions	(44)	1,315
Mortgage loans originated for sale	(460,684)	(678,901)
Proceeds from mortgage loan sales	469,714	690,475
Gain on sales of loans, net	(5,645)	(5,445)
Income on bank owned life insurance contract	(1,899)	(1,518)
Increase in accrued interest	(3,418)	(2,072)
Deferred tax (expense) benefit	(9,856)	(2,146)
Decrease (increase) in other assets	6,395	(2,878)
Increase in other liabilities	20,052	15,952

Total adjustments	83,058	62,920

Net cash provided by operating activities	128,202	85,943

Cash flows from investing activities:
Purchases of loans receivable	(644,561)	(678,461)
Net (originations) repayments of loans receivable	(210,873)	387,074
Mortgage-backed securities available for sale received in like-kind exchange	—	3,911
Proceeds from sale of non performing loan	2,984	21,178
Gain on disposition of loans held for investment	(1,738)	(1,819)
Purchases of mortgage-backed securities held to maturity	(3,690)	(156,947)
Purchases of mortgage-backed securities available-for-sale	(100,908)	—
Purchases of other investments available-for-sale	(150)	(250)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	176,363	196,528
Proceeds from calls/maturities on debt securities held-to-maturity	1,590	2,824
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	113,580	66,377
Proceeds from sale of mortgage-backed securities available-for-sale	12,004	—
Proceeds from maturities of US Government and agency obligations available-for-sale	25,000	5,000
Purchase of maturities of US Government and Agency Obligations held to maturity	—	(109,997)
Proceeds from maturities of US Government and Agency Obligations held to maturity	—	120,120
Redemption of equity secruties available-for-sale	—	(4,774)
Proceeds from sale of equity securities available-for-sale	—	863
Proceeds from redemptions of Federal Home Loan Bank stock	18,608	25,922
Purchases of Federal Home Loan Bank stock	(32,955)	(5,722)
Purchases of office properties and equipment	(8,062)	(6,792)
Cash received, net of consideration paid for acquisition	—	(4,225)

Net cash used in investing activities	(652,808)	(139,190)

Cash flows from financing activities:
Net increase in deposits	271,016	878,460
Proceeds from funds borrowed under other repurchase agreements	—	35,000
Repayments of funds borrowed under other repurchase agreements	(200,000)	(85,000)
Net increase (decrease) in other borrowings	448,980	(494,743)
Net increase in advance payments by borrowers for taxes and insurance	7,401	6,240
Purchase of treasury stock	(13,948)	(5,282)

Net cash provided by financing activities	513,449	334,675

Net (decrease) increase in cash and cash equivalents	(11,157)	281,428

Cash and cash equivalents at beginning of the period	73,606	26,692

Cash and cash equivalents at end of the period	$62,449	308,120

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$751	68
Cash paid during the year for:
Interest	121,892	150,520
Income taxes	39,565	20,304
Fair value of assets acquired	—	628,847
Goodwill and core deposit intangible	—	21,549
Liabilities assumed	—	595,440
Common stock issued for American Bancorp of NJ acquisition	—	50,730
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1. Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiary, Investors Savings Bank “Bank” (collectively, the “Company”) and the Bank’s wholly-owned subsidiaries.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the nine-month period ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
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

3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2010			2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$16,558			$10,473

Basic earnings per share:
Income available to common stockholders	$16,558	109,867,995	$0.15	$10,473	109,803,171	$0.10

Effect of dilutive common stock equivalents	—	278,118		—	95,435

Diluted earnings per share:
Income available to common stockholders	$16,558	110,146,113	$0.15	$10,473	109,898,606	$0.10

For the three months ended September 30, 2010 and September 30, 2009, there were 5.1 million and 5.3 million equity awards, respectively, that could potentially dilute basic earning per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2010			2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
		(Dollars in thousands, except per share data)
Net Income	$45,144			$23,023

Basic earnings per share:
Income available to common stockholders	$45,144	110,057,576	$0.41	$23,023	106,750,699	$0.22

Effect of dilutive common stock equivalents	—	165,578		—	33,759

Diluted earnings per share:
Income available to common stockholders	$45,144	110,223,154	$0.41	$23,023	106,784,458	$0.22

For the nine months ended September 30, 2010 and September 30, 2009, there were 5.6 million and 6.1 million equity awards, respectively, that could potentially dilute basic earning per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4. Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$2,030	208	—	2,238
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	174,030	4,734	15	178,749
Federal National Mortgage Association	191,230	5,786	11	197,005
Government National Mortgage Association	9,583	144	—	9,727
Non-agency securities	38,718	811	1,214	38,315

	413,561	11,475	1,240	423,796

Total securities available-for-sale	415,591	11,683	1,240	426,034

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,206	400	—	15,606
Municipal bonds	10,241	284	—	10,525
Corporate and other debt securities	23,363	17,892	1,574	39,681

	48,810	18,576	1,574	65,812

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	252,658	10,026	35	262,649
Federal National Mortgage Association	187,646	9,874	1	197,519
Government National Mortgage Association	3,354	287	—	3,641
Federal housing authorities	2,383	187	—	2,570
Non-agency securities	51,469	795	158	52,106

	497,510	21,169	194	518,485

Total securities held-to-maturity	546,320	39,745	1,768	584,297

Total securities	$961,911	51,428	3,008	1,010,331

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,832	221	—	2,053
Debt securities:
Government-sponsored enterprises	25,013	26	—	25,039
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	206,877	2,725	80	209,522
Federal National Mortgage Association	158,678	2,197	448	160,427
Government National Mortgage Association	10,504	25	79	10,450
Non-agency securities	67,290	284	3,822	63,752

	443,349	5,231	4,429	444,151

Total securities available-for-sale	470,194	5,478	4,429	471,243

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,226	731	1	15,956
Municipal bonds	10,259	196	4	10,451
Corporate and other debt securities	21,411	18,015	1,617	37,809

	46,896	18,942	1,622	64,216

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	358,998	10,565	159	369,404
Federal National Mortgage Association	236,109	9,268	24	245,353
Government National Mortgage Association	3,880	277	—	4,157
Federal housing authorities	2,549	231	—	2,780
Non-agency securities	69,009	47	1,561	67,495

	670,545	20,388	1,744	689,189

Total securities held-to-maturity	717,441	39,330	3,366	753,405

Total securities	$1,187,635	44,808	7,795	1,224,648

Gross unrealized losses on securities available-for-sale and held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009, was as follows:

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$2,235	15	—	—	2,235	15
Federal National Mortgage Association	2,347	11	—	—	2,347	11
Non-agency securities	—	—	12,806	1,214	12,806	1,214

	4,582	26	12,806	1,214	17,388	1,240

Total available-for-sale:	4,582	26	12,806	1,214	17,388	1,240

Held-to-maturity:
Debt securities:
Corporate and other debt securities	452	180	339	1,394	791	1,574

	452	180	339	1,394	791	1,574

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,726	18	3,624	17	9,350	35
Federal National Mortgage Association	8	—	272	1	280	1
Non-agency securities	—	—	7,826	158	7,826	158

	5,734	18	11,722	176	17,456	194

Total held-to-maturity	6,186	198	12,061	1,570	18,247	1,768

Total	$10,768	224	24,867	2,784	35,635	3,008

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$33,595	80	—	—	33,595	80
Federal National Mortgage Association	63,527	446	16	2	63,543	448
Government National Mortgage Association	10,168	79	—	—	10,168	79
Non-agency securities	4,563	370	26,736	3,452	31,299	3,822

	111,853	975	26,752	3,454	138,605	4,429

Total available-for-sale:	111,853	975	26,752	3,454	138,605	4,429

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	225	1	225	1
Municipal bonds	—	—	1,035	4	1,035	4
Corporate and other debt securities	1,024	1,617	—	—	1,024	1,617

	1,024	1,617	1,260	5	2,284	1,622

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,860	159	—	—	5,860	159
Federal National Mortgage Association	2,699	5	5,392	19	8,091	24
Non-agency securities	16,352	257	42,308	1,304	58,660	1,561

	24,911	421	47,700	1,323	72,611	1,744

Total held-to-maturity:	25,935	2,038	48,960	1,328	74,895	3,366

Total	$137,788	3,013	75,712	4,782	213,500	7,795

For our securities that have a estimated fair value less than the amortized cost basis, the gross unrealized losses were primarily in our non-agency mortgage-backed securities and our corporate and other debt securities portfolios, which accounted for 97.9% of the gross unrealized losses at September 30, 2010. The total estimated fair value of our non-agency mortgage-backed securities and our corporate and other debt securities portfolios represented 12.9% of our total investment portfolio at September 30, 2010. The estimated fair value of our non-agency mortgage-backed and our corporate and other debt securities portfolios have been adversely impacted by the current economic environment and credit deterioration subsequent to the purchase of these securities. As such, the Company previously recognized credit related other-than-temporary impairment charges on certain non-agency mortgage backed and corporate debt securities.
Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set forth in the investment policy of the Company at the time of purchase. At September 30, 2010, the significant portion of the portfolio was comprised of 25 non-agency mortgage-backed securities with an amortized cost of $90.2 million and an estimated fair value of $90.4 million. These securities were originated in the period 2002-2004 and substantially all are performing in accordance with contractual terms. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of September 30, 2010. Under certain stress scenarios estimated future losses may arise. Management determined that no additional other-than-temporary impairment existed as of September 30, 2010.
Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, (TruPS) principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to adverse economic conditions, the majority of these securities have been downgraded below investment grade. At September 30, 2010, the amortized cost and estimated fair values of the trust preferred portfolio was $23.4 million and $39.7 million, respectively. Through the use of a valuation specialist, we evaluated the credit and performance of each underlying issuer by deriving probabilities and assumptions for default, recovery and prepayment/ amortization for the expected cashflows for each security. At September 30, 2010, management deemed that the present value of projected cashflows for each security was greater than the book value and did not recognize any OTTI charges for the nine months ended September 30, 2010. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of September 30, 2010. In addition, at September 30, 2010 the Company held 2 pooled trust preferred securities with a book value of $4.0 million and a fair value of $6.2 million which are investment grade. The Company does not own any single-issuer trust preferred securities.

						Current Deferrals	Expected Deferrals	Excess
					Number of Issuers	and Defaults as a	and Defaults as %	Subordination as a
(Dollars in 000’s)				Unrealized Gains	Currently	% of Total	of Remaining	% of Performing	Moody’s/ Fitch
Description	Class	Book Value	Fair Value	(Losses)	Performing	Collateral (1)	Collateral (2)	Collateral (3)	Credit Ratings
Alesco PF II	B1	$174.2	$269.8	$95.6	33	20.3%	17.8%	0.0%	Ca / C
Alesco PF III	B1	359.8	664.0	304.2	37	25.6	17.6	0.0	Ca / C
Alesco PF III	B2	144.0	265.6	121.6	37	25.6	17.6	0.0	Ca / C
Alesco PF IV	B1	242.3	215.0	(27.3)	44	25.4	20.8	0.0	Ca / C
Alesco PF VI	C2	312.7	678.0	365.3	44	27.7	22.3	0.0	Ca / C
MM Comm III	B	1,442.7	4,082.8	2,640.1	7	41.2	12.9	12.8	Ba1 / CC
MM Comm IX	B1	50.5	22.5	(28.0)	19	26.5	29.0	0.0	Caa3 / C
MMCaps XVII	C1	750.9	1,879.5	1,128.6	42	7.5	18.5	0.0	Ca / C
MMCaps XIX	C	406.0	7.0	(399.0)	29	28.4	26.6	0.0	C / C
Tpref I	B	1,248.6	2,217.8	969.2	14	37.4	19.8	0.0	Caa3 / D
Tpref II	B	2,345.7	4,198.4	1,852.7	19	26.9	26.3	0.0	Caa3 / C
US Cap I	B2	525.8	1,180.5	654.7	36	8.3	14.9	0.0	Caa1 / C
US Cap I	B1	1,555.7	3,541.5	1,985.8	36	8.3	14.9	0.0	Caa1 / C
US Cap II	B1	756.1	2,151.5	1,395.4	47	11.8	15.9	0.0	Ca / C
US Cap III	B1	938.2	1,916.7	978.5	35	20.4	14.1	0.0	Ca / C
US Cap IV	B1	764.3	95.0	(669.3)	47	30.6	26.9	0.0	C / D
Trapeza XII	C1	767.6	1,110.9	343.3	35	18.9	23.2	0.0	C / C
Trapeza XIII	C1	716.1	990.0	273.9	43	14.8	26.9	0.0	Ca / C
Pretsl IV	Mezzanine	111.3	120.1	8.8	5	27.1	16.0	19.0	Ca / CCC
Pretsl V	Mezzanine	52.1	91.6	39.5	0	65.5	0.0	0.0	Ba3 / D
Pretsl VII	Mezzanine	1,009.0	1,494.0	485.0	6	37.4	72.6	0.0	Ca / C
Pretsl XV	B1	596.7	868.5	271.8	55	23.2	20.8	0.0	Ca / C
Pretsl XVII	C	339.2	214.3	(124.9)	37	19.0	27.1	0.0	Ca / C
Pretsl XVIII	C	714.2	1,423.2	709.0	60	17.4	15.0	0.0	Ca / C
Pretsl XIX	C	266.7	484.5	217.8	55	18.6	17.1	0.0	Ca / C
Pretsl XX	C	162.8	130.0	(32.8)	48	22.8	18.0	0.0	C / C
Pretsl XXI	C1	220.6	288.8	68.2	54	23.5	22.5	0.0	Ca / C
Pretsl XXIII	A-FP	1,689.7	2,429.0	739.3	98	19.1	18.9	18.3	B1 / B
Pretsl XXIV	C1	398.8	106.6	(292.2)	65	24.3	24.5	0.0	Ca / C
Pretsl XXV	C1	150.4	175.5	25.1	54	22.3	23.1	0.0	C / C
Pretsl XXVI	C1	130.8	205.4	74.6	56	24.2	19.0	0.0	C / C

		$19,343.5	$33,518.0	$14,174.5

(1)	At September 30, 2010, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 9.5%.

(2)	At September 30, 2010, assumed recoveries for expected deferrals and defaulted issuers ranged from 6.2% to 12.4%.

(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to payoff a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

The following table presents the changes in the credit loss component of the amortized cost of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance of credit related OTTI, beginning of period	$122,410	$122,410	$122,410	$121,110
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	1,300
Reductions	—	—	—	—

Balance of credit related OTTI, end of period	$122,410	$122,410	$122,410	$122,410

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
At September 30, 2010, noncredit-related OTTI was $33.7 million ($19.9 million after-tax) on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of April 1, 2009, we reclassified $21.1 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.
For quarter ended September 30, 2010, proceeds from sales of securities from the available-for-sale portfolio were $12.0 million, which resulted in gross realized gains and gross realized losses of $284,000 and $258,000, respectively. A portion of the Company’s securities are pledged to secure borrowings.
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer. The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturity, are shown below.

	September 30, 2010
	Amortized	Estimated
	cost	fair value
	(In thousands)
Due in one year or less	$16,165	16,569
Due after one year through five years	3,926	3,988
Due after five years through ten years	20	227
Due after ten years	28,699	45,028

Total	$48,810	65,812

5. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans	$4,984,105	4,773,556
Multi-family loans	951,004	612,743
Commercial real estate loans	922,139	730,012
Construction loans	405,708	334,480
Consumer and other loans	179,048	178,177
Commercial and industrial loans	39,359	23,159

Total loans	7,481,363	6,652,127

Premiums on purchased loans	26,660	22,958
Deferred loan fees, net	(7,292)	(4,574)
Allowance for loan losses	(84,605)	(55,052)

Net loans	$7,416,126	6,615,459

An analysis of the allowance for loan losses is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$72,324	$46,608	$55,052	$26,548
Charge-offs:
Construction loans	(4,675)	(5,261)	(11,554)	(5,261)
Residential mortgage loans	(2,045)	(215)	(5,849)	(215)
Multi-family loans	—	—	(454)	—
Consumer and other loans	(9)	—	(29)	(8)
Commercial and industrial loans	(103)		(269)

Loan charge-offs	(6,832)	(5,476)	(18,155)	(5,484)
Recoveries	113	44	208	44

Net charge-offs	(6,719)	(5,432)	(17,947)	(5,440)
Provision for loan losses	19,000	12,375	47,500	28,400
Allowance acquired in acquisition	—	—	—	4,043

Balance at June 30, 2010	$84,605	$53,551	$84,605	$53,551

6. Deposits
Deposits are summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Savings acounts	$939,753	877,421
Checking accounts	1,135,670	927,675
Money market accounts	794,373	742,618

Total core deposits	2,869,796	2,547,714

Certificates of deposit	3,241,863	3,292,929

	$6,111,659	5,840,643

7. Equity Incentive Plan
During the nine months ended September 30, 2010, the Company recorded $7.3 million of share-based expense, comprised of stock option expense of $2.9 million and restricted stock expense of $4.4 million.
During the nine months ended September 30, 2010, 15,000 options with a weighted average grant date fair value of $4.07 were forfeited and 5,000 options with a weighted average grant date fair value of $4.40 were granted. At September 30, 2010, 5,136,752 options, with a weighted average exercise price of $15.01 and a weighted average grant date fair value of $4.09 were outstanding, of which 1,984,193 were unvested. Expected future expense relating to the unvested options outstanding as of September 30, 2010 is $4.6 million over a weighted average period of 1.5 years.
During the nine months ended September 30, 2010, 5,000 shares of restricted stock with a weighted average grant date fair value of $12.67 were forfeited and 495,000 shares of restricted stock with a weighted average grant date fair value of $12.67 were granted. At September 30, 2010, 1,228,880 shares of restricted stock, with a weighted average grant date fair value of $13.99, are unvested. Expected future compensation expense relating to the unvested restricted shares at September 30, 2010 is $11.7 million over a weighted average period of 3.5 years.
8. Net Periodic Benefit Plans Expense
The Company has a Supplemental Employee Retirement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to certain employees of the Company if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. For the Company’s active directors as of December 31, 2006, the Company has a non-qualified, defined benefit plan which provides pension benefits. The SERP and the Directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.

The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)
Service cost	$179	136	$541	407
Interest cost	221	263	659	790
Amortization of:
Prior service cost	25	24	73	73
Net loss	14	35	41	104

Total net periodic benefit expense	$439	458	$1,314	1,374

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2010.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the nine months ended September 30, 2010. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At September 30, 2010 and December 31, 2009, the pension plan had an accrued liability of $923,000 and $990,000, respectively. At September 30, 2010 and December 31, 2009, the charges recognized in accumulated other comprehensive loss for the pension plan were $1.3 million and $1.2 million, respectively. At September 30, 2010 and December 31, 2009, the SERP plan had an accrued liability of $924,000 and $911,000, respectively. At September 30, 2010 and December 31, 2009, the charges recognized in accumulated other comprehensive loss for the SERP plan were $83,000 and $98,000, respectively. For the nine-month periods ended September 30, 2010 and 2009, the expense related to these plans was $222,000 and $224,000, respectively.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, respectively.

	Carrying Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$423,796	—	423,796	—
Equity securities	2,238	—	2,238	—

	$426,034	—	426,034	—

	Carrying Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$444,151	—	444,151	—
GSE debt securities	25,039		25,039
Equity securities	2,053	—	2,053	—

	$471,243	—	471,243	—

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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009, respectively.

	Carrying Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$34,116	—	—	34,116
Other real estate owned	751	—	—	751

Total	$34,867	—	—	34,867

	Carrying Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$5,496	—	—	5,496
Impaired loans	39,437	—	—	39,437

Total	$44,933	—	—	44,933

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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$62,449	62,449	$73,606	73,606
Securities available-for-sale	426,034	426,034	471,243	471,243
Securities held-to-maturity	546,320	584,297	717,441	753,405
Stock in FHLB	80,549	80,549	66,202	66,202
Loans	7,439,784	7,797,935	6,642,502	6,821,767

Financial liabilities:
Deposits	6,111,659	6,168,197	5,840,643	5,881,083
Borrowed funds	1,849,522	1,932,029	1,600,542	1,666,513
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
11. Recent Accounting Pronouncements
In June 2009, the FASB issued ASC 860, an amendment to the accounting and disclosure requirements for transfers of financial assets. The guidance defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). The guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 860 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
On October 15, 2010, the Company completed its acquisition of Millennium bcpbank (“Millennium”). In this transaction the Company acquired approximately $600 million of deposits and seventeen branch offices in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. In addition, the Company purchased a portion of Millennium’s performing loan portfolio and entered into a Loan Servicing Agreement to service those loans it did not purchase.
Upon acquisition, the Company entered into a definitive agreement with a third party to sell the Massachusetts branch offices. The four branches, with deposits of approximately $85 million, will be sold for a premium of 0.11%. This transaction is subject to regulatory approval.

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
In determining the allowance for loan losses, management believes the potential for outdated appraisals has been mitigated for impaired loans and other non-performing loans. As described above, the loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral.
Based on the composition of our loan portfolio, we believe the primary risks are a decline in the general economy, a decline in real estate market values in New Jersey and surrounding states and increases in interest rates. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining amortized cost basis, the Company has the ability to sell the securities. Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.
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
The financial services industry continues to be negatively impacted by adverse economic conditions which include mounting credit losses, depressed property values in real estate markets, and additional bank failures as well as pending regulatory changes under the recently passed Dodd-Frank Act.
The Federal Reserve has maintained short term interest rates at historically low levels resulting in a steep yield curve. Lower short term interest rates have helped us reduce the cost of our interest-bearing liabilities contributing to a $61.6 million increase in our net interest income to $197.5 million for the nine months ended September 30, 2010 from $135.9 million for the nine months ended September 30, 2009.
While the interest rate environment is important to our net interest income, so is the composition of our balance sheet. Despite the difficult operating environment, our financial strength has allowed us to take advantage of opportunities to add more loans, diversify our loan mix and increase the size of our balance sheet. Net loans increased to $7.44 billion at September 30, 2010 from $6.64 billion at December 31, 2009, an increase of 12.0%. During the nine month period ended September 30, 2010, commercial real estate loans increased $192.1 million, or 26.3%, to $922.1 million and multi-family loans increased $338.3 million, or 55.2% to $951.0 million. In order to facilitate further diversification of our loan portfolio, in January 2010, we opened a loan production office in New York City to focus primarily on multi-family lending. As we add more loans to our balance sheet we remain focused on maintaining our historically strict underwriting standards. We have never originated any sub-prime loans, negative amortization loans or option ARM loans.
In October 2010, we completed our fourth acquisition in the last 28 months. In this acquisition, we purchased the deposit franchise of Millennium bcpbank consisting of 17 branch locations and approximately $600 million in deposits. In addition, we purchased approximately $200 million in loans and will service the remainder of Millennium’s loan portfolio.
During the nine months ended September 30, 2010, we recorded a $47.5 million provision for loan losses. We believe higher loan loss provisions are prudent and necessary given the continued growth in our loan portfolio, the increase in the amount of commercial real estate loans, the level of non-performing loans and the current economic environment. We expect unemployment in our lending area to remain high through the remainder of 2010. We will continue to monitor our loan portfolio carefully and maintain our conservative loan underwriting practices.
Total non-performing loans, defined as non-accruing loans, increased to $144.9 million, or 1.94% of total loans at September 30, 2010, compared to $120.2 million, or 1.81% of total loans at December 31, 2009. For the nine months ended September 30, 2010, the Company recorded $17.9 million in charge-offs. Although we have resolved a number of non-performing loans, the current economic environment continues to negatively impact several large construction loan borrowers. Additionally, residential loan delinquency has risen as unemployment in our lending area remains at a high level.
The current economic conditions have also had a negative impact on certain of our investment securities. Our securities portfolio includes non-agency mortgage backed securities with an amortized cost of $90.2 million and a fair value of $90.4 million. The fair values of certain of these securities are being adversely impacted by higher loan delinquency rates, rising projected loss rates, and the securities re-pricing to lower interest rates. Our securities portfolio also includes pooled trust preferred securities, principally issued by banks and to a lesser extent insurance companies. These securities, which were written down through an other-than-temporary impairment charge in December 2008, continue to be negatively impacted by payment deferrals by issuers and the absence of an orderly and liquid market. The trust preferred securities portfolio has a book value of $23.4 million and a fair value of $39.7 million. We continue to closely monitor all of these securities and will continue to evaluate them for possible other-than-temporary impairment, which could result in future non-cash charges to earnings in upcoming quarters.
Increasing core deposits remains one of our primary goals. Our core deposits to total deposit ratio has increased this year from 43.6% at December 31, 2009 to 47.0% at September 30, 2010. During the nine month period ended September 30, 2010, core deposits increased $322.1 million, or 12.6%, while total deposits increased by $271.0 million, or 4.6% to $6.11 billion at September 30, 2010.
We are a well capitalized bank with a tangible capital ratio of 9.68%. Given our strong capital and liquidity positions, we believe we can take advantage of potential opportunities to grow organically, pursue bank or branch acquisitions, repurchase treasury stock and enhance our franchise value.
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
Total Assets. Total assets increased by $593.5 million, or 7.1%, to $8.95 billion at September 30, 2010 from $8.36 billion at December 31, 2009. This increase was largely the result of an $797.3 million increase in our net loans, including loans held for sale, to $7.44 billion at September 30, 2010 from $6.64 billion at December 31, 2009. This was partially offset by a $216.3 million, or 18.2%, decrease in securities to $972.4 million at September 30, 2010 from $1.19 billion at December 31, 2009.
Net Loans. Net loans, including loans held for sale, increased by $797.3 million, or 12.0%, to $7.44 billion at September 30, 2010 from $6.64 billion at December 31, 2009. This increase in loans reflects our continued focus on loan originations and purchases, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties in New Jersey and states in close proximity to New Jersey. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans or option ARMs.
At September 30, 2010, total loans were $7.48 billion and included $4.98 billion in residential loans, $922.1 million in commercial real estate loans, $951.0 million in multi-family loans, $405.7 million in construction loans, $179.0 million in consumer and other loans, and $39.4 million in commercial and industrial loans.

We originate residential mortgage loans through our mortgage subsidiary, ISB Mortgage Co. During the nine month period ended September 30, 2010, ISB Mortgage Co. originated $1.03 billion in residential mortgage loans of which $460.7 million were sold to third party investors and $571.6 million remained in our portfolio. In addition, we purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine month period ended September 30, 2010, we purchased loans totaling $613.8 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the nine month period ended September 30, 2010, we purchased $30.8 million of residential mortgage loans on a “bulk purchase” basis. Additionally, for the nine month period ended September 30, 2010, we originated $258.0 million in commercial real estate loans, $300.6 million in multi-family loans, $169.4 million in construction loans, $59.4 million in consumer and other loans, and $27.1 million in commercial and industrial loans. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family and commercial real estate loans.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at September 30, 2010 was $545.8 million compared to $560.7 million at December 31, 2009. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The following table sets forth non-performing assets and accruing past due loans on the dates indicated in conjunction with our quality ratios:

	September 30,		June 30,		March 31,		December 31,		September 30,
	2010		2010		2010		2009		2009
	# of		# of		# of		# of		# of
	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount
	(Dollars in millions)
Accruing past due loans:
30 to 59 days past due:
Residential and consumer	83	$20.5	65	$19.0	84	$18.2	69	$15.9	80	$22.5
Construction	3	25.4	—	—	1	1.9	3	8.2	—	—
Multi-family	—	—	3	11.7	2	3.9	1	0.4	3	3.6
Commercial	2	1.9	2	0.8	4	4.5	5	3.4	2	2.4
Commercial and industrial	2	1.3	3	0.6	4	0.9	6	1.2	2	0.2

Total 30 to 59 days past due	90	49.1	73	32.1	95	29.4	84	29.1	87	28.7
60 to 89 days past due:
Residential and consumer	30	5.6	40	8.0	39	10.0	63	13.8	56	15.4
Construction	1	1.4	1	2.4	6	23.6	2	7.6	—	—
Multi-family	2	11.9	3	0.9	—	—	—	—	—	—
Commercial	—	—	—	—	1	0.6	—	—	1	3.0
Commercial and industrial	2	1.1	3	0.4	—	—	3	0.7	1	0.2

Total 60 to 89 days past due	35	20.0	47	11.7	46	34.2	68	22.1	58	18.6

Total accruing past due loans	125	$69.1	120	$43.8	141	$63.6	152	$51.2	145	$47.3

Non-performing (non-accruing):
Residential and consumer	239	$68.7	210	$60.4	199	$57.1	185	$51.2	164	$41.0
Construction	21	67.1	21	67.6	22	61.6	22	65.0	22	70.5
Multi-family	6	3.5	3	2.7	2	2.5	4	0.6	4	0.6
Commercial	8	4.6	8	4.6	9	3.5	10	3.4	9	3.4
Commercial and industrial	2	1.0	2	0.6	—	—	—	—	—	—

Total Non-Performing Loans	276	$144.9	244	$135.9	232	$124.7	221	$120.2	199	$115.5

Non-performing loans to total loans		1.94%		1.88%		1.82%		1.81%		1.82%
Allowance for loan loss as a percent of non-performing loans		58.39%		53.23%		50.47%		45.80%		46.35%
Allowance for loan losses as a percent of total loans		1.13%		1.00%		0.92%		0.83%		0.84%
Total non-performing loans, defined as non-accruing loans, increased by $24.7 million to $144.9 million at September 30, 2010 from $120.2 million at December 31, 2009. Although we have had resolution on a number of non-performing loans, the current economic environment continues to cause financial difficulties for several large construction loans. Additionally, residential loan delinquency has risen as unemployment in our lending area has steadily increased.
At September 30, 2010 loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $55.6 million of which $46.4 million of impaired loans had a specific allowance for credit losses of $11.9 million and $9.2 million of impaired loans had no specific allowance for credit losses. At December 31, 2009, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $48.4 million, of which $35.7 million of impaired loans had a related allowance for credit losses of $8.9 million and $12.7 million of impaired loans had no related allowance for credit losses.
At September 30, 2010 there are 9 residential loans totaling $2.5 million which are deemed troubled debt restructurings. These loans are performing under the restructured terms and are accruing interest.

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2010, there are 4 construction loans totaling $29.0 million and 3 commercial and industrial loans totaling $2.7 million that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-performing loans to total loans was 1.94% at September 30, 2010 compared to 1.81% at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans was 58.39% at September 30, 2010 compared with 45.80% at December 31, 2009. At September 30, 2010 our allowance for loan losses as a percentage of total loans was 1.13% compared with 0.83% at December 31, 2009.
The following table sets forth the allowance for loan losses at September 30, 2010 and December 31, 2009 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2010		December 31, 2009
		Percent of
		Loans in Each		Percent of Loans
	Allowance for Loan	Category to	Allowance for Loan	in Each Category
	Losses	Total Loans	Losses	to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$20,294	66.62%	$13,741	71.76%
Multi-family	10,078	12.71%	3,227	9.21%
Commercial	14,417	12.33%	10,208	10.97%
Construction loans	34,457	5.42%	25,194	5.03%
Commercial and industrial	1,130	0.53%	558	0.35%
Consumer and other loans	484	2.39%	510	2.68%
Unallocated	3,745	—	1,614	—

Total allowance	$84,605	100.00%	$55,052	100.00%

The allowance for loan losses increased by $29.6 million to $84.6 million at September 30, 2010 from $55.1 million at December 31, 2009. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the increase in non-performing loans; and the continued adverse economic environment, offset partially by net charge offs of $17.9 million. These charge offs were primarily in the construction loan portfolio.
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
Securities. Securities, in the aggregate, decreased by $216.3 million, or 18.2%, to $972.4 million at September 30, 2010, from $1.19 billion at December 31, 2009. The decrease in the portfolio was due to paydowns, calls or maturities and was partially offset by the purchase of $104.6 million of agency issued mortgage backed securities during the nine months ended September 30, 2010.
Stock in the Federal Home Loan Bank, Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $14.3 million from $66.2 million at December 31, 2009 to $80.5 million at September 30, 2010 as a result of an increase in our level of borrowings at September 30, 2010. Other assets decreased $8.5 million as prepaid FDIC insurance premiums amortized.
Deposits. Deposits increased by $271.0 million, or 4.6%, to $6.11 billion at September 30, 2010 from $5.84 billion at December 31, 2009. Core deposits increased by $322.1 million, or 12.6% and certificates of deposit decreased $51.1 million, or 1.6%. Our deposit gathering efforts continue to be successful in our markets.
Borrowed Funds. Borrowed funds increased $249.0 million, or 15.6%, to $1.85 billion at September 30, 2010 from $1.60 billion at December 31, 2009 as new loan originations have outpaced the core deposit growth and principal run-off from the securities portfolio.
Stockholders’ Equity. Stockholders’ equity increased $46.3 million to $896.5 million at September 30, 2010 from $850.2 million at December 31, 2009. The increase is primarily attributed to the $45.1 million net income for the nine month period.

Average Balance Sheets for the Three Months ended September 30, 2010 and 2009
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended September 30, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	September 30, 2010				September 30, 2009
					Average
	Average Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$60,728		$15	0.10%	$350,091		$208	0.24%
Securities available-for-sale	447,282		2,744	2.45%	362,672		2,949	3.25%
Securities held-to-maturity	578,417		7,060	4.88%	811,273		9,332	4.60%
Net loans	7,336,001		98,720	5.38%	6,250,896		85,117	5.45%
Stock in FHLB	80,550		879	4.36%	70,546		1,025	5.81%

Total interest-earning assets	8,502,978		109,418	5.15%	7,845,478		98,631	5.03%

Non-interest earning assets	395,379				321,748

Total assets	$8,898,357				$8,167,226

Interest-bearing liabilities:
Savings	$925,236		$3,387	1.46%	$806,530		3,816	1.89%
Interest-bearing checking	933,163		1,479	0.63%	803,226		2,281	1.14%
Money market accounts	764,712		1,824	0.95%	521,288		2,043	1.57%
Certificates of deposit	3,234,186		15,161	1.88%	3,310,766		21,634	2.61%
Borrowed funds	1,849,236		17,127	3.70%	1,697,073		17,402	4.10%

Total interest-bearing liabilities	7,706,533		38,978	2.02%	7,138,883		47,176	2.64%

Non-interest bearing liabilities	287,556				209,766

Total liabilities	7,994,089				7,348,649
Stockholders’ equity	904,268				818,577

Total liabilities and stockholders’ equity	$8,898,357				$8,167,226

Net interest income			$70,440				$51,455

Net interest rate spread				3.13%				2.39%

Net interest earning assets	$796,445				$706,595

Net interest margin				3.31%				2.62%

Ratio of interest-earning assets to total interest- bearing liabilities	1.10	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For Nine Months Ended
	September 30, 2010				September 30, 2009
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$148,575		$205	0.18%	$315,622		$562	0.24%
Securities available-for-sale	468,915		9,282	2.64%	254,271		7,427	3.89%
Securities held-to-maturity	633,621		22,237	4.68%	899,984		33,025	4.89%
Net loans	7,007,536		284,048	5.40%	5,901,913		241,024	5.45%
Stock in FHLB	77,171		2,585	4.47%	71,791		2,705	5.02%

Total interest-earning assets	8,335,818		318,357	5.09%	7,443,581		284,743	5.10%

Non-interest earning assets	390,511				288,247

Total assets	$8,726,329				$7,731,828

Interest-bearing liabilities:
Savings	$900,469		$10,265	1.52%	$682,614		$10,734	2.10%
Interest-bearing checking	878,806		4,889	0.74%	773,266		11,107	1.92%
Money market accounts	718,785		5,432	1.01%	412,016		5,485	1.78%
Certificates of deposit	3,278,615		47,931	1.95%	3,147,723		68,873	2.92%
Borrowed funds	1,808,485		52,323	3.86%	1,761,673		52,602	3.98%

Total interest-bearing liabilities	7,585,160		120,840	2.12%	6,777,292		148,801	2.93%

Non-interest bearing liabilities	256,387				163,850

Total liabilities	7,841,547				6,941,142
Stockholders’ equity	884,782				790,686

Total liabilities and stockholders’ equity	$8,726,329				$7,731,828

Net interest income			$197,517				$135,942

Net interest rate spread				2.97%				2.17%

Net interest earning assets	$750,658				$666,289

Net interest margin				3.16%				2.44%

Ratio of interest-earning assets to total interest-bearing liabilities	1.10	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009
Net Income. Net income was $16.6 million for the three months ended September 30, 2010 compared to net income of $10.5 million for the three months ended September 30, 2009.
Net Interest Income. Net interest income increased by $19.0 million, or 36.9%, to $70.4 million for the three months ended September 30, 2010 from $51.5 million for the three months ended September 30, 2009. The increase was primarily due to a 62 basis point decrease in our cost of interest-bearing liabilities to 2.02% for the three months ended September 30, 2010 from 2.64% for the three months ended September 30, 2009. In addition, the yield on our interest-earning assets increased 12 basis points to 5.15% for the three months ended September 30, 2010 from 5.03% for the three months ended September 30, 2009. Short term interest rates remaining at historically low levels resulted in many of our deposits repricing downward. This had a positive impact on our net interest margin which improved by 69 basis points from 2.62% for the three months ended September 30, 2009 to 3.31% for the three months ended September 30, 2010.
Interest and Dividend Income. Total interest and dividend income increased by $10.8 million, or 10.9%, to $109.4 million for the three months ended September 30, 2010 from $98.6 million for the three months ended September 30, 2009. This increase is attributed to the average balance of interest-earning assets increasing $657.5 million, or 8.4%, to $8.50 billion for the three months ended September 30, 2010 from $7.85 billion for the three months ended September 30, 2009. In addition, the weighted average yield on interest-earning assets increased 12 basis points to 5.15% for the three months ended September 30, 2010 compared to 5.03% for the three months ended September 30, 2009.
Interest income on loans increased by $13.6 million, or 16.0%, to $98.7 million for the three months ended September 30, 2010 from $85.1 million for the three months September 30, 2009, reflecting a $1.09 billion, or 17.4%, increase in the average balance of net loans to $7.34 billion for the three months ended September 30, 2010 from $6.25 billion for the three months ended September 30, 2009. The increase is primarily attributed to the average balance of commercial real estate loans and multi-family loans increasing $462.1 million and $341.4 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more commercial real estate and multi-family loans. In addition, the yield was favorably impacted by two commercial real estate prepayment penalties totaling $957,000. These were partially offset by a 7 basis point decrease in the average yield on loans to 5.38% for the three months ended September 30, 2010 from 5.45% for the three months ended September 30, 2009.
Interest income on all other interest-earning assets, excluding loans, decreased by $2.8 million, or 20.8%, to $10.7 million for the three months ended September 30, 2010 from $13.5 million for the three months ended September 30, 2009. This decrease reflected a $427.6 million decrease in the average balance of all other interest-earning assets, excluding loans, to $1.17 billion for the three months ended September 30, 2010 from $1.59 billion for the three months ended September 30, 2009.
Interest Expense. Total interest expense decreased by $8.2 million, or 17.4%, to $39.0 million for the three months ended September 30, 2010 from $47.2 million for the three months ended September 30, 2009. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 62 basis points to 2.02% for the three months ended September 30, 2010 compared to 2.64% for the three months ended September 30, 2009. This was partially offset by the average balance of total interest-bearing liabilities increasing by $567.7 million, or 8.0%, to $7.71 billion for the three months ended September 30, 2010 from $7.14 billion for the three months ended September 30, 2009.
Interest expense on interest-bearing deposits decreased $7.9 million, or 26.6% to $21.9 million for the three months ended September 30, 2010 from $29.8 million for the three months ended September 30, 2009. This decrease is attributed to a 70 basis point decrease in the average cost of interest-bearing deposits to 1.49% for the three months ended September 30, 2010 from 2.19% for the three months ended September 30, 2009 as deposit rates decreased to reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $415.5 million, or 7.6% to $5.86 billion for the three months ended September 30, 2010 from $5.44 billion for the three months ended September 30, 2009. Core deposit growth represented 118.4%, or $492.1 million of the increase in the average balance of total interest-bearing deposits.
Interest expense on borrowed funds decreased by $275,000, or 1.6%, to $17.1 million for the three months ended September 30, 2010 from $17.4 million for the three months ended September 30, 2009. This decrease is attributed to the average cost of borrowed funds decreasing 40 basis points to 3.70% for the three months ended September 30, 2010 from 4.10% for the three months ended September 30, 2009 due to the lower interest rate environment. This was partially offset by the average balance of borrowed funds increasing by $152.2 million or 9.0%, to $1.85 billion for the three months ended September 30, 2010 from $1.70 billion for the three months ended September 30, 2009.
Provision for Loan Losses. The provision for loan losses was $19.0 million for the three months ended September 30, 2010 compared to $12.4 million for the three months ended September 30, 2009. Net charge-offs were $6.7 million for the three months ended September 30, 2010 compared to $5.4 million for the three months ended September 30, 2009. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2010 and December 31, 2009.”
Non-interest Income. Total non-interest income was $7.0 million for the three months ended September 30, 2010 compared to $5.4 million for the three months ended September 30, 2009. The increase is attributed to an increase in gain on loan sales of $912,000 to $3.9 million for the three months ended September 30, 2010. Increased refinancing activity during the current quarter resulted in more loans being sold into the secondary market. In addition, there was an $814,000 increase in fees and service charges to $2.3 million for the three months ended September 30, 2010. This is partially attributed to the servicing of Millennium bcpbank’s loan portfolio. In addition, the increase in the loan and deposit portfolios resulted in higher volume of fee generating activity.
Non-interest Expenses. Total non-interest expenses increased by $5.0 million, or 19.0%, to $31.7 million for the three months ended September 30, 2010 from $26.6 million for the three months ended September 30, 2009. Compensation and fringe benefits increased $2.1 million as a result of staff additions in our retail banking areas due to the Banco Popular branch acquisition in October 2009, staff additions in our mortgage company and commercial real estate lending department, particularly our New York lending office, as well as normal merit increases. Occupancy expense increased $822,000 as a result of the costs associated with expanding our branch network. Professional fees increased $623,000 as a result of outsourcing certain professional services and the Bank’s internal audit function, as well as other projects involving the use of consultants.
Income Taxes. Income tax expense was $10.2 million for the three months ended September 30, 2010, representing a 38.22% effective tax rate. For the three months ended September 30, 2009, there was an income tax expense of $7.4 million representing a 41.26% effective tax rate. The decrease in the effective tax rate is due to more revenue being generated in states other than New Jersey.
Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009
Net Income. Net income was $45.1 million for the nine months ended September 30, 2010 compared to net income of $23.0 million for the nine months ended September 30, 2009.
Net Interest Income. Net interest income increased by $61.6 million, or 45.3%, to $197.5 million for the nine months ended September 30, 2010 from $135.9 million for the nine months ended September 30, 2009. The increase was primarily due to an 81 basis point decrease in our cost of interest-bearing liabilities to 2.12% for the nine months ended September 30, 2010 from 2.93% for the nine months ended September 30, 2009. This was partially offset by a 1 basis point decrease in our yield on interest-earning assets to 5.09% for the nine months ended September 30, 2010 from 5.10% for the nine months ended September 30, 2009. Short term interest rates remaining at historically low levels resulted in many of our deposits repricing downward. This had a positive impact on our net interest margin which improved by 72 basis points from 2.44% for the nine months ended September 30, 2009 to 3.16% for the nine months ended September 30, 2010.
Interest and Dividend Income. Total interest and dividend income increased by $33.6 million, or 11.8%, to $318.4 million for the nine months ended September 30, 2010 from $284.7 million for the nine months ended September 30, 2009. This increase is attributed to the average balance of interest-earning assets increasing $892.2 million, or 12.0%, to $8.34 billion for the nine months ended September 30, 2010 from $7.44 billion for the nine months ended September 30, 2009. This was partially offset by a 1 basis point decrease in the weighted average yield on interest-earning assets to 5.09% for the nine months ended September 30, 2010 compared to 5.10% for the nine months ended September 30, 2009.
Interest income on loans increased by $43.0 million, or 17.9%, to $284.0 million for the nine months ended September 30, 2010 from $241.0 million for the nine months ended September 30, 2009, reflecting a $1.11 billion, or 18.7%, increase in the average balance of net loans to $7.01 billion for the nine months ended September 30, 2010 from $5.90 billion for the nine months ended September 30, 2009. The increase is primarily attributed to the average balance of commercial real estate loans and multi-family loans increasing by $513.9 million and $351.8 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more commercial real estate and multi-family loans. In addition, the yield was favorably impacted by two commercial real estate prepayment penalties totaling $957,000. These increases were partially offset by a 5 basis point decrease in the average yield on loans to 5.40% for the nine months ended September 30, 2010 from 5.45% for the nine months ended September 30, 2009.

Interest income on all other interest-earning assets, excluding loans, decreased by $9.4 million, or 21.5%, to $34.3 million for the nine months ended September 30, 2010 from $43.7 million for the nine months ended September 30, 2009. This decrease reflected a 34 basis point decrease in the average yield on all other interest-earning assets, excluding loans, to 3.44% for the nine months ended September 30, 2010 from 3.78% for the nine months ended September 30, 2009. The decrease in yield is primarily attributed to the purchase of additional securities at lower yields and the repricing of our adjustable rate securities.
Interest Expense. Total interest expense decreased by $28.0 million, or 18.8%, to $120.8 million for the nine months ended September 30, 2010 from $148.8 million for the nine months ended September 30, 2009. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 81 basis points to 2.12% for the nine months ended September 30, 2010 compared to 2.93% for the nine months ended September 30, 2009. This was partially offset by the average balance of total interest-bearing liabilities increasing by $807.9 million, or 11.9%, to $7.59 billion for the nine months ended September 30, 2010 from $6.78 billion for the nine months ended September 30, 2009.
Interest expense on interest-bearing deposits decreased $27.7 million, or 28.8% to $68.5 million for the nine months ended September 30, 2010 from $96.2 million for the nine months ended September 30, 2009. This decrease is attributed to a 98 basis point decrease in the average cost of interest-bearing deposits to 1.58% for the nine months ended September 30, 2010 from 2.56% for the nine months ended September 30, 2009 as deposit rates decreased to reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $761.1 million, or 15.2% to $5.78 billion for the nine months ended September 30, 2010 from $5.02 billion for the nine months ended September 30, 2009. Core deposits growth represented 82.8%, or $630.2 million of the increase in the average balance of total interest-bearing deposits.
Interest expense on borrowed funds decreased by $279,000, or 0.5%, to $52.3 million for the nine months ended September 30, 2010 from $52.6 million for the nine months ended September 30, 2009. This decrease is attributed to the average cost of borrowed funds decreasing 12 basis points to 3.86% for the nine months ended September 30, 2010 from 3.98% for the nine months ended September 30, 2009 due to the lower interest rate environment. This was partially offset by the average balance of borrowed funds increasing by $46.8 million or 2.7%, to $1.81 billion for the nine months ended September 30, 2010 from $1.76 billion for the nine months ended September 30, 2009.
Provision for Loan Losses. The provision for loan losses was $47.5 million for the nine months ended September 30, 2010 compared to $28.4 million for the nine months ended September 30, 2009. Net charge-offs were $17.9 million for the nine months ended September 30, 2010 and net charge-offs of $5.4 million for the nine months ended September 30, 2009. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2010 and December 31, 2009.”
Non-interest Income. Total non-interest income was $15.1 million for the nine months ended September 30, 2010 compared to $11.2 million for the nine months ended September 30, 2009. The increase is primarily attributed to a $2.3 million increase in fees and service charges to $5.5 million. In addition, the nine months ended September 30, 2009 included a $1.8 million gain from the sale of our largest non-performing loan and a $1.3 million pre-tax other-than-temporary impairment non-cash charge on certain pooled trust preferred securities.

Non-interest Expenses. Total non-interest expenses increased by $13.6 million, or 17.2%, to $92.9 million for the nine months ended September 30, 2010 from $79.2 million for the nine months ended September 30, 2009. Compensation and fringe benefits increased $6.3 million as a result of staff additions in our retail banking areas due to the acquisition of American Bancorp of New Jersey in May 2009 and the Banco Popular branch acquisition in October 2009, staff additions in our mortgage company and commercial real estate lending department, particularly our New York lending office, as well as normal merit increases. Occupancy expense increased $3.4 million as a result of the costs associated with expanding our branch network. Professional fees increased $1.7 million as a result of outsourcing certain professional services and the Bank’s internal audit function, as well as, other projects involving the use of consultants. This was partially offset by a reduction of $1.4 million in FDIC insurance premiums as the nine months ended September 30, 2009 included a $3.6 million special assessment on insured financial institutions to rebuild the Deposit Insurance Fund.
Income Taxes. Income tax expense was $27.1 million for the nine months ended September 30, 2010, representing a 37.52% effective tax rate. For the nine months ended September 30, 2009, there was an income tax expense of $16.5 million representing a 41.72% effective tax rate. The decrease in the effective tax rate is due to more revenue being generated in states other than New Jersey.
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
At September 30, 2010 and December 31, 2009 the Company had no overnight borrowings outstanding. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $1.85 billion at September 30, 2010, an increase from $1.60 billion at December 31, 2009.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2010, outstanding commitments to originate loans totaled $595.8 million; outstanding unused lines of credit totaled $470.1 million; standby letters of credit totaled $9.3 million and outstanding commitments to sell loans totaled $77.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $1.9 billion at September 30, 2010. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a third share repurchase program at their January 2008 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The third share repurchase program commenced upon completion of the second program on May 7,

2008. Under this program, up to 10% of its publicly—held outstanding shares of common stock, or 4,307,248 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended September 30, 2010, the Company repurchased 1,178,322 shares of its common stock. Under the current share repurchase program, 1,649,982 shares remain available for repurchase. As September 30, 2010, a total of 12,760,687 shares have been purchased under Board authorized share repurchase programs, of which 2,428,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of September 30, 2010 the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2010
	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total capital (to risk-weighted assets)	$874,374	15.0%	465,071	8.0%
Tier I capital (to risk-weighted assets)	801,588	13.8	232,535	4.0
Tier I capital (to average assets)	801,588	9.1	353,270	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2010:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years

Debt obligations (excluding capitalized leases)	$1,849,522	774,001	275,521	305,000	495,000
Commitments to originate and purchase loans	$595,765	595,765	—	—	—
Commitments to sell loans	$77,638	77,638	—	—	—
Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $530.0 million of the borrowings are callable at the option of the lender.
Additionally, at September 30, 2010, the Company’s commitments to fund unused lines of credit totaled $470.1 million.
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

In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of September 30, 2010 have not changed significantly from December 31, 2009.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2009 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Qualitative Analysis. We believe one significant form of market risk is interest rate risk. Interest rate risk results from timing differences in the maturity or re-pricing of our assets, liabilities and off-balance sheet contracts (i.e., loan commitments); the effect of loan prepayments, deposits and withdrawals; the difference in the behavior of lending and funding rates arising from the uses of different indices; and “yield curve risk” arising from changing interest rate relationships across the spectrum of maturities for constant or variable credit risk investments. Besides directly affecting our net interest income, changes in market interest rates can also affect the amount of new loan originations, the ability of borrowers to repay variable rate loans, the volume of loan prepayments and refinancings, the carrying value of securities classified as available for sale and the mix and flow of deposits.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable- rate first mortgages. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2010 the estimated changes in our NPV and our annual net interest income that would result from the designated changes in the interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
					Increase (Decrease) in
Change in		Estimated Increase		Estimated	Estimated Net Interest
Interest Rates	Estimated	(Decrease)		Net Interest	Income
(basis points)	NPV	Amount	Percent	Income	Amount	Percent
			(Dollars in thousands)
+200bp	$900,267	$(227,518)	(20.2)%	$273,826	$(11,753)	(4.1)%
0bp	$1,127,785	—	—	$285,579	—	—
-100bp	$1,108,140	$(19,645)	(1.7)%	$288,927	$3,347	1.2%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at September 30, 2010 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 20.2% decrease in NPV and an $11.8 million or 4.1% decrease in annual net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 1.7% decrease in NPV and a $3.3 million or 1.2% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except as disclosed below:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during quarter ended September 30, 2010 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
July 1, 2010 through July 31, 2010	322	$13.13	4,228	2,827,982
August 1, 2010 through August 31, 2010	520,000	11.31	5,883,523	2,307,982
September 1, 2010 through September 30, 2010	658,000	11.33	7,453,018	1,649,982

Total	1,178,322	$11.32	13,340,769

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Reserved]
Item 5. Other Information
Not applicable
Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Savings Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

14	Code of Ethics*****

21	Subsidiaries of Registrant*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. ******

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.

***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.

*****	Available on our website www.isbnj.com

******	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Investors Bancorp, Inc.
Dated: November 9, 2010	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2010	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)