Form 10-K
period 2010-12-31
Investors Bancorp Inc
filed 2011-03-01
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 22, 2011, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 113,274,092 shares outstanding, of which 64,844,373 shares, or 57.3%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the NASDAQ Global Select Market, was approximately $656.6 million.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

     Since the formation of the Company in 1997, our primary business has been that of holding the common stock of the Bank and additionally since our stock offering, a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies.
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
     On October 15, 2010, the Company completed its acquisition of Millennium bcpbank (“Millennium”) deposit franchise. In this transaction the Company acquired approximately $600.0 million of deposits and seventeen branches in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. In addition, the Company purchased a portion of Millennium’s performing loan portfolio and entered into a loan servicing agreement to service those loans it did not purchase. The Company recorded a bargain purchase gain of $1.8 million in connection with the purchase of the Millennium deposit franchise and servicing of their loan portfolio. The Company also entered into a definitive agreement to sell the Millennium branch locations in Massachusetts to Admirals Bank, headquartered in Cranston, Rhode Island. The transaction is anticipated to close during the second quarter 2011.
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
Investors Savings Bank
General
     Investors Savings Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank. We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey, and 82 branch offices located throughout northern and central New Jersey, New York and Massachusetts. The telephone number at our main office is (973) 924-5100. At December 31, 2010, our assets totaled $9.60 billion and our deposits totaled $6.77 billion.
     We are in the business of attracting deposits from the public through our branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. We originate mortgage loans secured by one- to four-family residential real estate, commercial real estate, construction, multi-family loans, commercial and industrial loans and consumer loans, the majority of which are home equity loans and home equity lines of credit. Securities, primarily U.S. Government and Federal Agency obligations, mortgage-backed and other securities represented 11.3% of our assets at December 31, 2010. We offer a variety of deposit accounts and emphasize quality customer service. Investors Savings Bank is subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation and we are subject to regulations as a bank holding company by the Federal Reserve Board.
     Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense and income tax expense. Non-interest income includes fees and service charges; income from bank owned life insurance, or BOLI; net gain on sales of mortgage loans; net gain on securities; and other income. Non-interest expense consists of compensation and benefits expense; advertising and promotional expense; office occupancy and equipment expense; federal deposit insurance premiums; stationary, printing, supplies and telephone expense; professional fees; data processing fees; and other operating expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.
Market Area
     We are headquartered in Short Hills, New Jersey, and our primary deposit gathering area is concentrated in the communities surrounding our headquarters and our 82 branch offices located in the communities of Bergen, Essex, Hudson, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey; Nassau and Queens, New York and Massachusetts. Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey and 6 counties in New York. It is largely urban and suburban with a broad economic base as is typical for counties in and surrounding the New York metropolitan area. As one of the wealthiest states in the nation, New Jersey, with a population of 8.8 million, is considered one of the most attractive banking markets in the United States.
     Our entry into the New York market, which started in 2010 with the the opening of our New York City lending office and the acquisition of the Millennium branches, allows us to continue to expand our retail operations and geographic footprint.
     Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2015. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties represent some of the most densely populated counties. All of the counties we serve have a strong mature market with median household incomes greater than $53,000. The household incomes in the counties we serve are all expected to increase in a range from 14.12% to 17.54% through 2015. The December 2010 unemployment rates for New Jersey and New York, 8.7% and 8.0%, respectively, were slightly lower than the national rate of 9.4%.
Competition
     We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2010, the latest date for which statistics are available, our market share of deposits was 2.5% of total deposits in the State of New Jersey.
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
Lending Activities
     While our principal lending activity continues to be the origination and purchase of mortgage loans collateralized by residential real estate, in recent years we have focused on growing our commercial real estate portfolio. Residential mortgage loans represented $4.94 billion, or 61.8% of our total loans at December 31, 2010 compared to $2.69 billion, or 90.3% of our total loans at June 30, 2006. At December 31, 2010, commercial real estate totaled $1.23 billion, or 15.3% of our total loan portfolio, multi-family loans totaled $1.16 billion, or 14.5% of our total loan portfolio, construction loans totaled $347.8 million, or 4.4% of our total loan portfolio, and commercial and industrial loans totaled $60.9 million or 0.8% of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At December 31, 2010, consumer loans totaled $259.8 million or 3.3% of our total loan portfolio.
     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	December 31,				June 30,
	2010		2009		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
						(Dollars in thousands)
Residential mortgage loans:
One- to four-family	$4,922,901	61.58%	$4,756,042	71.50%	$4,690,335	76.00%	$3,989,334	85.54%	$3,159,484	87.51%	$2,669,726	89.49%
FHA	16,343	0.20	17,514	0.26	18,564	0.30	20,229	0.43	22,624	0.63	24,928	0.84

Total residential mortgage loans	4,939,244	61.78	4,773,556	71.76	4,708,899	76.30	4,009,563	85.97	3,182,108	88.14	2,694,654	90.33

Multi-family	1,161,874	14.53	612,743	9.21	482,783	7.82	82,711	1.77	40,066	1.11	10,936	0.37
Commercial	1,225,256	15.33	730,012	10.97	433,204	7.02	142,396	3.06	69,282	1.92	68,087	2.28
Construction loans	347,825	4.35	334,480	5.03	346,967	5.62	260,177	5.58	153,420	4.25	66,209	2.22
Commercial and industrial loans	60,903	0.76	23,159	0.35	15,665	0.25	47	—	—	—	—	—
Consumer and other loans:
Home equity loans	147,540	1.84	104,864	1.58	119,193	1.93	139,587	2.99	139,524	3.86	113,572	3.80
Home equity credit lines	108,356	1.36	70,341	1.06	61,664	1.00	27,270	0.59	23,927	0.66	28,063	0.94
Other	3,861	0.05	2,972	0.04	3,341	0.06	1,962	0.04	1,993	0.06	1,721	0.06

Total consumer and other loans	259,757	3.25	178,177	2.68	184,198	2.99	168,819	3.62	165,444	4.58	143,356	4.80

Total loans	$7,994,859	100.00%	$6,652,127	100.00%	$6,171,716	100.00%	$4,663,713	100.00%	$3,610,320	100.00%	$2,983,242	100.00%

Premiums on purchased loans, net	22,021		22,958		21,313		22,622		23,587		20,327
Deferred loan fees, net	(8,244)		(4,574)		(3,252)		(2,620)		(1,958)		(1,765)
Allowance for loan losses	(90,931)		(55,052)		(46,608)		(13,565)		(6,951)		(6,369)

Net loans	$7,917,705		$6,615,459		$6,143,169		$4,670,150		$3,624,998		$2,995,435

     Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Overdraft loans are reported as being due in one year or less.

	At December 31, 2010
					Commercial
					and	Consumer
	Residential			Construction	Industrial	and Other
	Mortgage	Multi-Family	Commercial	Loans	loans	Loans	Total
				(In thousands)
Amounts Due:
One year or less	$7,819	15,933	53,339	235,449	24,625	4,601	341,766
After one year:
One to three years	14,302	195,727	254,443	93,618	4,698	16,553	579,341
Three to five years	8,415	175,800	139,809	13,145	6,920	14,828	358,917
Five to ten years	215,554	688,396	665,270	200	23,267	81,649	1,674,336
Ten to twenty years	906,174	82,557	108,567	5,413	1,393	75,231	1,179,335
Over twenty years	3,786,980	3,461	3,828	—	—	66,895	3,861,164

Total due after one year	4,931,425	1,145,941	1,171,917	112,376	36,278	255,156	7,653,093

Total loans	$4,939,244	1,161,874	1,225,256	347,825	60,903	259,757	7,994,859

Premiums on purchased loans, net							22,021
Deferred loan fees, net							(8,244)
Allowance for loan losses							(90,931)

Net loans							$7,917,705

     The following table sets forth fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
		(In thousands)
Residential mortgage loans	$2,895,662	2,035,763	4,931,425
Multi-family	562,321	583,620	1,145,941
Commercial	777,570	394,347	1,171,917
Construction loans	12,607	99,769	112,376
Commercial and industrial	34,776	1,502	36,278
Consumer and other loans:
Home equity loans	147,161	—	147,161
Home equity credit lines	—	107,646	107,646
Other	—	349	349

Total consumer and other loans	147,161	107,995	255,156

Total loans	$4,430,097	3,222,996	7,653,093

     Residential Mortgage Loans. Currently, our primary lending activity is originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At December 31, 2010, $4.94 billion, or 61.8%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, ISB Mortgage Company LLC (“ISB Mortgage”), for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. In addition, we purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors.
     Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $750,000. Loans over $750,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95% or 97% for programs to low or moderate-income borrowers. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At December 31, 2010, we held $2.90 billion in fixed-rate residential mortgage loans which represented 58.8% of our residential mortgage loan portfolio.
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
     Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At December 31, 2010, we held $2.04 billion of adjustable-rate residential mortgage loans, of which $529.1 million were interest-only one-to four-family mortgages. Adjustable-rate residential mortgage loans represented 41.2% of our residential mortgage loan portfolio.
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
     Multi-family and Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we offer mortgages on multi-family and commercial real estate properties. At December 31, 2010, $1.16 billion, or 14.5%, of our total loan portfolio was multi-family and $1.23 billion or 15.3% of our total loan portfolio was commercial real estate loans. Our policy generally has been to originate multi-family and commercial real estate loans in New Jersey, New York and surrounding states. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. The multi-family and commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans and 75% for multi-family loans. At December 31, 2010, our largest commercial real estate loan was $30.0 million and is on an industrial building in New Jersey. Our largest multi-family loan was $29.0 million and is on a high rise apartment building in New Jersey.
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
     Construction Loans. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. At December 31, 2010, we held $347.8 million in construction loans representing 4.4% of our total loan portfolio. Construction loans are originated through our commercial lending department. If the loan applicant meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. Primarily we offer adjustable-rate residential construction loans which can be structured with an option for permanent mortgage financing once the construction is completed. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.
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
     At December 31, 2010, the Bank’s largest construction loan was a $34.0 million note on an apartment-rental project in New Jersey. The loan had an outstanding balance at December 31, 2010 of $11.7 million and was performing in accordance with contractual terms.
     Commercial and Industrial Loans. We offer commercial and industrial loans. These loans include term loans, lines of credit and owner occupied commercial real estate loans. These loans are generally secured by real estate or business assets and include personal guarantees. The loan to value limit is 75% and businesses will typically have at least a 2 year history. At December 31, 2010, $60.9 million, or 0.76%, of our loan portfolio consisted of these types of loans.
     Consumer Loans. We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences located in New Jersey and New York. At December 31, 2010, consumer loans totaled $259.8 million or 3.3% of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to a maximum of 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.
     The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

			Six Months
	Year Ended December 31,		Ended December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
	(In thousands)
Loan originations and purchases:
Loan originations:
Residential mortgage loans:
One- to four-family	$800,497	548,880	359,118	407,381	284,386
FHA	—	—	—	244	483

Total residential mortgage loans	800,497	548,880	359,118	407,625	284,869
Multi-family	487,933	247,388	148,386	145,521	139,995
Commercial	412,623	439,531	301,603	221,964	—
Construction loans	214,437	94,342	56,275	127,631	174,110
Commercial and industrial	59,636	21,579	14,637	9,961	—
Consumer and other loans:
Home equity loans	12,921	10,941	6,251	14,562	34,039
Home equity credit lines	59,731	46,064	26,018	32,190	21,759
Other	15,168	3,849	2,012	3,698	2,749

Total consumer and other loans	87,820	60,854	34,281	50,450	58,547

Total loan originations	$2,062,946	1,412,574	914,300	963,152	657,521

Loan purchases:
Residential mortgage loans:
One- to four-family	$862,311	794,989	452,295	1,063,616	995,753
FHA	—	—	—	274	567
Commercial	120,546	—	—	—	—
Multi-family	—	100,000	—	200,914	—
Consumer and other loans:
Home equity loans	69,044	—	—	—	—
Home equity credit lines	18,302	—	—	—	—
Other	—	—	—	—	—

Total consumer and other loans	87,346	—	—	—	—

Total loan purchases	1,070,203	894,989	452,295	1,264,804	996,320

Loan principal repayments	(1,786,658)	(1,743,647)	(882,200)	(1,190,114)	(599,547)

Other items, net(1)	(44,245)	(37,417)	(12,105)	(35,598)	(9,142)
Net loans acquired in acquisition	—	470,775	—	470,775	—

Net increase in loan portfolio	$1,302,246	$997,274	$472,290	$1,473,019	$1,045,152

(1)	Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs and discounts and premiums.
     Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. In the approval process for residential loans we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans, except for home equity loans and home equity lines of credit, in which case we may use the tax-assessed value of the property securing such loan or a lesser form of valuation, such as a home value estimator or by a drive-by value estimated performed by an approved appraisal company. Appraisals are performed by independent licensed appraisers who are approved by our Board of Directors. We require borrowers, except for home equity loans and home equity lines of credit, to obtain title insurance. All real estate secured loans require fire and casualty insurance and, if warranted, flood insurance in amounts at least equal to the principal amount of the loan or the maximum amount available.
     Our loan approval policies and limits are also established by our Board of Directors. All residential mortgage loans including home equity loans and home equity lines of credit up to $250,000 may be approved by loan underwriters, provided the loan meets all of our underwriting guidelines. If the loan does not meet all of our underwriting guidelines, but can be considered for approval because of other compensating factors, the loan must be approved by an authorized member of management. Residential mortgage loans in excess of $250,000 and up to $1,000,000 must be approved by an authorized member of management. Residential mortgage loans in excess of $1,000,000 and up to $1,500,000 must be approved by three authorized members of management. Residential mortgage loans in excess of $1,500,000 and up to $3,000,000 must be approved by three authorized members of management, one of whom must be an Executive Officer.
     All commercial real estate, multi-family and construction loan requests or total credit relationships in an amount up to $3,000,000 may be approved by the Chief Lending Officer. All commercial real estate loan requests or total credit relationships in excess of $3,000,000 and up to $5,000,000 must be approved by any two of the following — the Chief Lending Officer and the Chief Operating Officer or the Chief Executive Officer. All loan requests or total credit relationships in excess of $5,000,000 must be approved by the Commercial Loan Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Executive Vice President- Retail Banking and the Senior Vice President- Lending.
     All business loans in an amount up to $1,500,000 must be approved by the Vice President, Business Lending, Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests or total credit relationships in excess of $1,500,000 and up to $3,000,000 must be approved by the Vice President, Business Lending and the Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests or total credit relationships in excess of $3,000,000 and up to $5,000,000 must be approved by the Vice President, Business Lending and two of the following — Chief Lending Officer and the Chief Operating Officer or the Chief Executive Officer. All loan requests or total credit relationships in excess of $5,000,000 must be approved the Commercial Loan Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Executive Vice President- Retail Banking and the Senior Vice President- Lending.
     Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2010, the regulatory lending limit was $122.8 million. The Bank’s internal policy limit is $60.0 million, with the option to exceed that limit with the Board of Directors’ approval, on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2010, the Bank’s largest relationship with an individual borrower and its related entities was $68.0 million, consisting of a multi-family loan, a construction loan on an apartment rental project and a commercial line of credit on properties located in the State of New Jersey. The relationship was approved by the Board of Directors and was performing in accordance with contractual terms as of December 31, 2010.
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
     Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
At December 31, 2010
Residential mortgage loans:
One- to four-family	33	$11,664	220	$70,389	253	$82,053
FHA	2	226	23	3,261	25	3,487

Total residential mortgage loans	35	11,890	243	73,650	278	85,540
Multi-family	3	12,898	3	2,748	6	15,646
Commercial	1	502	8	3,899	9	4,401
Construction loans	1	7,850	26	82,735	27	90,585
Commercial and industrial	2	640	5	1,829	7	2,469
Consumer and other loans:
Home equity loans	3	8	11	507	14	515
Home equity credit lines	1	188	3	518	4	706
Other	—	—	6	8	6	8

Total consumer and other loans	4	196	20	1,033	24	1,229

Total	46	$33,976	305	$165,894	351	$199,870

At December 31, 2009
Residential mortgage loans:
One- to four-family	47	$13,273	143	$47,582	190	$60,855
FHA	4	384	19	2,507	23	2,891

Total residential mortgage loans	51	13,657	162	50,089	213	63,746
Multi-family	—	—	4	553	4	553
Commercial	—		10	3,417	10	3,417
Construction loans	3	19,056	21	53,468	24	72,524
Commercial and industrial	3	734	—	—	3	734
Consumer and other loans:
Home equity loans	—	—	4	81	4	81
Home equity credit lines	5	191	11	1,074	16	1,265
Other	7	7	8	11	15	18

Total consumer and other loans	12	198	23	1,166	35	1,364

Total	69	$33,645	220	$108,693	289	$142,338

At June 30, 2009
Residential mortgage loans:
One- to four-family	30	$8,165	82	$27,837	112	$36,002
FHA	6	721	15	1,904	21	2,625

Total residential mortgage loans	36	8,886	97	29,741	133	38,627
Multi-family	1	181	6	20,074	7	20,255
Commercial	3	784	6	2,820	9	3,604
Construction loans	3	11,263	17	58,550	20	69,813
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	1	2	2	60	3	62
Home equity credit lines	4	659	3	150	7	809
Other	4	4	10	15	14	19

Total consumer and other loans	9	665	15	225	24	890

Total	52	$21,779	141	$111,410	193	$133,189

At June 30, 2008
Residential mortgage loans:
One- to four-family	8	$1,608	18	$5,060	26	$6,668
FHA	1	66	15	1,631	16	1,697

Total residential mortgage loans	9	1,674	33	6,691	42	8,365
Multi-family and commercial	—	—	4	1,600	4	1,600
Construction loans	1	10,960	—	—	1	10,960
Consumer and other loans:
Home equity loans	—	—	3	88	3	88
Home equity credit lines	—	—	1	30	1	30
Other	2	2	2	2	4	4

Total consumer and other loans	2	2	6	120	8	122

Total	12	$12,636	43	$8,411	55	$21,047

     Non-Performing Assets. Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. We did not have any mortgage loans delinquent 90 days or more and still accruing interest at December 31, 2010. At December 31, 2010, we had REO of $976,000 consisting of two properties. Non-performing loans increased $45.7 million to $165.9 million at December 31, 2010, from $120.2 million at December 31, 2009. Although we have resolved a number of non-performing loans, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact our non-performing loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the sharp downturn in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-performing loans to total loans increased to 2.08% at December 31, 2010, from 1.81% at December 31, 2009. Our ratio of non-performing assets to total assets increased to 1.74% at December 31, 2010, from 1.44% at December 31, 2009. The allowance for loan losses as a percentage of total non-performing loans increased to 54.81% at December 31, 2010, from 45.80% at December 31, 2009. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”
     The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,	December 31,	June 30,
	2010	2009(1)	2009(2)	2008(3)	2007	2006
		(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One- to four-family	$70,389	$47,582	$27,837	$5,060	$2,220	$1,346
FHA	3,261	2,507	1,904	1,631	1,300	1,440

Total residential mortgage loans	73,650	50,089	29,741	6,691	3,520	2,786
Multi-family and commercial	6,647	3,970	22,894	1,600	452	477
Construction loans	82,735	64,968	68,826	10,960	1,146	—
Commercial and industrial	1,829	—	—	—	—	—
Consumer and other loans:
Home equity loans	507	81	60	88	28	6
Home equity credit lines	518	1,074	150	30	—	30
Other	8	11	15	2	3	—

Total consumer and other loans	1,033	1,166	225	120	31	36

Total	165,894	120,193	121,686	19,371	5,149	3,299

Total non-performing loans	165,894	120,193	121,686	19,371	5,149	3,299
Real estate owned	976	—	—	—	—	—

Total non-performing assets	$166,870	$120,193	$121,686	$19,371	$5,149	$3,299

Total non-performing loans to total loans	2.08%	1.81%	1.97%	0.42%	0.14%	0.11%

Total non-performing loans to total assets	1.73%	1.44%	1.50%	0.30%	0.09%	0.06%

Total non-performing assets to total assets	1.74%	1.44%	1.50%	0.30%	0.09%	0.06%

(1)	An $11.5 million construction loan that was 60-89 days delinquent at December 31, 2009 was classified as non-performing.

(2)	Two construction loans totaling $10.3 million were 60-89 days delinquent at June 30, 2009 were classified as non-performing.

(3)	An $11.0 million construction loan that is 60-89 days delinquent at June 30, 2008 is classified as non-performing.
     At December 31, 2010, we had $4.8 million of residential mortgage loans identified as trouble debt restructurings, which were performing in accordance with restructured terms.

     For the year ended December 31, 2010, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $8.1 million. We recognized interest income of $1.9 million on such loans for the year ended December 31, 2010.
     Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2010, we had REO of $976,000 consisting of two properties. At December 31, 2009, June 30, 2009, 2008, 2007 and 2006, we held no real estate owned.
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
     We review the loan portfolio on a quarterly basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.
     Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. Loans we individually classify as impaired include commercial real estate, multi-family or construction loans with an outstanding balance greater than $3.0 million and on non-accrual status. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. A valuation allowance is established when it is determined there is a shortfall. At December 31, 2010, loans meeting the Company’s definition of an impaired loan totaled $69.3 million. The allowance for loan losses related to loans classified as impaired at December 31, 2010, amounted to $5.0 million. Interest income received during the year ended December 31, 2010 on loans classified as impaired was $206,000. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”
Allowance for Loan Losses
     Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2010 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
     Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

		Six Months Ended
	December 31,	December 31,	June 30,
	2010	2009	2009	2008	2007	2006
			(Dollars in thousands)
Allowance balance (beginning of period)	$55,052	$46,608	$13,565	$6,951	$6,369	$5,723
Provision for loan losses	66,500	23,425	29,025	6,646	729	600
Charge-offs:
Residential mortgage loans One- to four-family	6,432	1,587	—	18	—	—
FHA	—	4	14	—	141	143

Total residential mortgage loans	6,432	1,591	14	18	141	143
Multi-family and commercial loans	927	—	—	—	—	—
Construction loans	23,160	13,411	—	—	—	—
Commercial & industrial loans	269	—	—	—	—	—
Consumer and other loans	41	23	11	15	10	10

Total charge-offs	30,829	15,025	25	33	151	153

Recoveries:
Residential mortgage loans
One- to four-family	124	—	—	—	—	—
FHA	—	44	—	—	—	196

Total residential mortgage loans	124	44	—	—	—	196
Multi-family and commercial loans	—	—	—	—	—	—
Construction loans	83	—	—	—	—	—
Commercial & industrial loans	—	—	—	—	—	—
Consumer and other loans	1	—	—	1	4	3

Total recoveries	208	44	—	1	4	199

Net (charge-offs) recoveries	(30,621)	(14,981)	(25)	(32)	(147)	46
Allowance acquired in acquisition	—	—	4,043	—	—	—

Allowance balance (end of period)	$90,931	$55,052	$46,608	$13,565	$6,951	$6,369

Total loans outstanding	$7,994,859	$6,652,127	$6,171,716	$4,663,713	$3,610,320	$2,983,242
Average loans outstanding	$7,197,608	$6,370,350	$5,482,009	$4,043,398	$3,305,807	$2,462,270
Allowance for loan losses as a percent of total loans outstanding	1.14%	0.83%	0.76%	0.29%	0.19%	0.21%
Net loans charged off as a percent of average loans outstanding	0.43%	0.24%	—%	—%	—%	—%
Allowance for loan losses to non-performing loans	54.81%	45.80%	38.30%	70.03%	135.00%	193.06%
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

	December 31,				June 30,
	2010		2009		2009		2008
		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
				(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$20,489	61.78%	$13,741	71.76%	$10,841	76.30%	$4,585	85.97%
Multi-family	10,454	14.53%	3,227	9.21%	1,518	7.82%	223	1.77%
Commercial	16,432	15.33%	10,208	10.97%	6,223	7.02%	1,454	3.06%
Construction loans	34,669	4.35%	25,194	5.03%	23,437	5.62%	4,836	5.58%
Commercial and industrial	2,189	0.76%	558	0.35%	351	0.25%	—	—%
Consumer and other loans	866	3.25%	510	2.68%	459	2.99%	254	3.62%
Unallocated	5,832		1,614		3,779		2,213

Total allowance	$90,931	100.00%	$55,052	100.00%	$46,608	100.00%	$13,565	100.00%

	June 30,
	2007		2006
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
		(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$3,444	88.14%	$2,910	90.33%
Multi-family and commercial	956	3.03%	1,591	2.65%
Construction loans	1,896	4.25%	820	2.22%
Consumer and other loans	247	4.58%	354	4.80%
Unallocated	408		694

Total allowance	$6,951	100.00%	$6,369	100.00%

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
     At December 31, 2010, our securities portfolio totaled $1.08 billion representing 11.3% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2010, $478.5 million of our securities were classified as held-to-maturity and reported at amortized cost and $602.7 million were classified as available-for-sale and reported at fair value.
     Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2010, agency-issued mortgage-backed securities including CMOs, totaled $949.1 million, or 87.8%, of our total securities portfolio.
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
     Our mortgage-backed securities portfolio had a weighted average yield of 4.1% at December 31, 2010. The estimated fair value of our mortgage-backed securities at December 31, 2010 was $1.04 billion, which is $19.3 million greater than the amortized cost of $1.02 billion.
     We also invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set forth in the investment policy of the Company at the time of purchase. At December 31, 2010, the significant portion of the portfolio was comprised of 23 non-agency mortgage-backed securities with an amortized cost of $78.1 million and an estimated fair value of $77.7 million. These securities were originated in the period 2002-2004 and substantially all are performing in accordance with contractual terms. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of December 31, 2010. Under certain stress scenarios estimated future losses may arise. Management determined that no additional other-than-temporary impairment existed as of December 31, 2010.
     Corporate and Other Debt Securities. Our corporate and other debt securities portfolio consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks (80.6%) and to a lesser extent insurance companies (17.5%) and real estate investment trusts (1.9%). The interest rates on these securities reset quarterly in relation to the 3 month Libor rate. These securities have been classified in the held to maturity portfolio since their purchase and the Company has the ability and intent to hold these securities until maturity.
     At December 31, 2010, the portfolio consisted of 33 securities with an amortized cost of $23.6 million and a fair value of $41.3 million. Only two of the 33 securities maintain an investment grade (BAA and higher). For December 31, 2010, we engaged an independent valuation firm to value our TruPS portfolio and prepare our OTTI analysis. The valuation firm assisted us in evaluating the credit and performance for each remaining issuer to derive probabilities and assumptions for default, recovery and prepayment/amortization for the expected cashflows for each security. At December 31, 2010, management deemed that there was no deterioration in projected discounted cashflows since the prior period for each of its TruPS and did not recognize an OTTI charge for the year ended December 31, 2010. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.
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
     Government Sponsored Enterprises. At December 31, 2010, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $15.2 million representing 1.4% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio, we hold for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.
     Marketable Equity Securities. At December 31, 2010, we had $2.2 million in equity securities representing 0.2% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.
     Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,				At June 30,
	2010		2009		2009		2008
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
				(In thousands)
Available-for-sale:
Equity securities	$2,025	$2,232	$1,832	$2,053	$1,583	$1,598	$6,655	$6,514
GSE debt securities	—	—	25,013	25,039	30,051	30,079	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	248,403	248,335	206,877	209,522	151,450	152,718	51,256	51,197
Federal National Mortgage Association	306,745	308,957	158,678	160,427	94,967	96,617	49,393	49,364
Government National Mortgage Association	9,202	9,445	10,504	10,450	275	300	—	—
Non-agency securities	34,640	33,764	67,290	63,752	80,523	73,704	101,555	95,957

Total mortgage-backed securities available for sale	598,990	600,501	443,349	444,151	327,215	323,339	202,204	196,518

Total securities available-for-sale	$601,015	$602,733	$470,194	$471,243	$358,849	$355,016	$208,859	$203,032

Held-to-maturity:
Debt securities:
Government Sponsored Enterprises	$15,200	$15,446	$15,226	$15,956	$18,238	$19,161	$46,703	$47,052
Municipal bonds	13,951	13,907	10,259	10,451	10,420	10,624	10,574	10,773
Corporate and other debt securities	23,552	41,289	21,411	37,809	20,727	20,129	178,669	135,527

	52,703	70,642	46,896	64,216	49,385	49,914	235,946	193,352

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	210,544	218,230	358,998	369,404	429,969	440,088	551,708	544,834
Government National Mortgage Association	3,243	3,530	3,880	4,157	4,269	4,617	5,052	5,322
Federal National Mortgage Association	166,251	175,456	236,109	245,353	278,272	286,820	354,493	351,003
Federal housing authorities	2,324	2,476	2,549	2,780	2,654	2,908	2,849	3,077
Non-agency securities	43,471	43,889	69,009	67,495	81,494	76,955	105,006	100,465

Total mortgage-backed securities held-to-maturity	425,833	443,581	670,545	689,189	796,658	811,388	1,019,108	1,004,701

Total securities held-to-maturity	$478,536	$514,233	$717,441	$753,405	$846,043	$861,302	$1,255,054	$1,198,053

Total securities	$1,079,551	$1,116,956	$1,187,635	$1,224,648	$1,204,892	$1,216,318	$1,463,913	$1,401,085

     At December 31, 2010, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

     Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
					(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$2,025	—%	$2,025	$2,232	—%
GSE debt securities	—	—%	—	—%	—	—%	—	—%	—	—	—%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	2,556	4.00%	62,831	3.68%	183,016	4.10%	248,403	248,335	3.99%
Government National Mortgage Association	—	—%	—	—%	—	—%	9,202	4.00%	9,202	9,445	4.00%
Federal National Mortgage Association	—	—%	8,914	4.05%	238,262	3.54%	59,569	4.05%	306,745	308,957	3.65%
Non-agency securities	—	—%	—	—%	21,006	4.55%	13,634	3.74%	34,640	33,764	4.23%

Total mortgage-backed securities	$—	—%	11,470	4.04%	322,099	3.64%	265,421	3.93%	598,990	600,501	3.83%

Total securities available-for- sale	$—	—%	$11,470	4.04%	$322,099	3.64%	$267,446	3.90%	$601,015	$602,733	3.82%

Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$15,000	4.50%	$—	—%	$200	1.25%	$—	—%	$15,200	$15,446	4.46%
Municipal bonds	5,049	2.13%	3,752	6.88%	20	7.17%	5,130	9.08%	13,951	13,907	5.97%
Corporate and other debt securities	—	—%	—	—%	—	—%	23,552	1.83	23,552	41,289	1.83%

	20,049	3.90%	3,752	6.88%	220	1.79%	28,682	3.13%	52,703	70,642	3.68%

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	6,252	4.00%	115,543	4.24%	88,749	4.08%	210,544	218,230	4.16%
Government National Mortgage Association	—	—%	—	—%	3	9.50%	3,240	7.24%	3,243	3,530	7.24%
Federal National Mortgage Association	—	—%	80	7.50%	82,317	4.66%	83,854	4.64%	166,251	175,456	4.65%
Federal and state housing authorities	—	—%	1,478	8.88%	846	8.90%	—	—%	2,324	2,476	8.88%
Non-agency securities	—		—	—	40,362	4.88%	3,109	2.70%	43,471	43,889	4.72%

Total mortgage-backed securities	—	—%	7,810	4.96%	239,071	4.51%	178,952	4.37%	425,833	443,581	4.46%

Total securities held-to-maturity	$20,049	3.90%	$11,562	5.59%	$239,291	4.51%	$207,634	4.20%	$478,536	$514,223	4.35%

Sources of Funds
     General. Deposits, primarily certificates of deposit, had traditionally been the primary source of funds used for our lending and investment activities. Our strategy is to increase core deposit growth to fund these activities. In addition, we use a significant amount of borrowings, primarily advances from the Federal Home Loan Bank (“FHLB”); to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, brokered certificates of deposit, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
     Deposits. At December 31, 2010, we held $6.77 billion in total deposits, representing 77.9% of our total liabilities. Historically we have emphasized a more wholesale strategy for generating funds, in particular, by offering high cost certificates of deposit. At December 31, 2010, $3.44 billion, or 50.8%, of our total deposit balances were certificates of deposit which included $8.0 million in brokered deposits. In recent years, we have focused on changing the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits. The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At December 31, 2010, we held $3.33 billion in core deposits, representing 49.2% of total deposits. This is an increase of $787.2 million, or 30.9%, when compared to December 31, 2009, when our core deposits were $2.55 billion. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting deposits from municipalities and C&I businesses which operate in our marketplace.
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
     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010			2009
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
			(Dollars in thousands)
Savings	$1,135,091	16.75%	0.93%	$877,421	15.02%	1.64%
Checking accounts	1,367,282	20.18	0.37	927,675	15.88	0.81
Money market deposits	832,514	12.29	0.81	742,618	12.72	1.26

Total transaction accounts	3,334,887	49.22	0.65	2,547,714	43.62	1.21
Certificates of deposit	3,440,043	50.78	1.78	3,292,929	56.38	2.18

Total deposits	$6,774,930	100.00%	1.22%	$5,840,643	100.00%	1.77%

	At June 30,
	2009			2008
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
			(Dollars in thousands)
Savings	$779,678	14.16%	1.99%	$417,196	10.51%	1.96%
Checking	898,816	16.33	0.84	401,100	10.10	1.28
Money market deposits	521,425	9.47	1.76	229,018	5.77	2.06

Total transaction accounts	2,199,919	39.96	1.46	1,047,314	26.38	1.72
Certificates of deposit	3,305,828	60.04	2.80	2,922,961	73.62	3.71

Total deposits	$5,505,747	100.00%	2.27%	$3,970,275	100.00%	3.18%

     The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,		At June 30,
	2010	2009	2009	2008
		(Dollars in thousands)
Certificates of Deposits
1% or less	$853,183	276,876	2,102	279
1.01% — 2.00%	1,447,556	1,595,292	596,657	45,005
2.01% — 3.00%	761,101	850,129	1,501,821	566,007
3.01% — 4.00%	95,106	267,519	866,050	1,188,461
4.01% — 5.00%	244,912	268,460	311,509	769,010
Over 5.00%	38,185	34,653	27,689	354,199

Total	$3,440,043	3,292,929	3,305,828	2,922,961

     The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2010

	Within	Over	Over	Over	Over	Over
	Three	Three to	Six Months to	One Year to	Two Years to	Three
	Months	Six Months	One Year	Two Years	Three Years	Years	Total
			(Dollars in thousands)
Certificates of Deposits
1% or less	$389,145	186,798	221,779	55,461	—	—	853,183
1.01% — 2.00%	297,520	271,096	415,962	436,808	23,860	2,310	1,447,556
2.01% — 3.00%	40,518	74,789	196,888	322,002	39,115	87,789	761,101
3.01% — 4.00%	10,860	2,310	10,955	23,700	7,050	40,231	95,106
4.01% — 5.00%	1,657	1,704	68,618	137,984	15,956	18,993	244,912
Over 5.00%	2,170	3,455	9,087	13,837	903	8,733	38,185

Total	$741,870	540,152	923,289	989,792	86,884	158,056	3,440,043

     The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2010.

At
December 31, 2010
(In thousands)
Three months or less	$269,821
Over three months through six months	174,873
Over six months through one year	312,766
Over one year	492,684

Total	$1,250,145

     Borrowings. We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are collateralized by a blanket lien against our residential mortgage portfolio. The following table sets forth information concerning balances and interest rates on our advances from the FHLB and other financial institutions at the dates and for the periods indicated.

			At or for the Six
	At or for the Year Ended		Months Ended
	December 31,		December 31,	At or for the Year Ended June 30,
	2010	2009	2009	2009	2008	2007
			(Dollars in thousands)
Balance at end of period	$1,326,514	$850,542	$850,542	$870,555	$563,583	$333,710
Average balance during period	1,168,808	861,388	819,585	989,855	208,866	196,417
Maximum outstanding at any month end	1,326,514	903,060	870,553	1,348,574	563,583	333,710
Weighted average interest rate at end of period	3.09%	3.79%	3.79%	3.66%	3.50%	5.42%
Average interest rate during period	3.53%	3.69%	3.82%	3.34%	4.41%	5.46%
     We also borrow funds under repurchase agreements with the FHLB and various brokers. These agreements are recorded as financing transactions as we maintain effective control over the transferred or pledged securities. The dollar amount of the securities underlying the agreements continues to be carried in our securities portfolio while the obligations to repurchase the securities are reported as liabilities. The securities underlying the agreements are delivered to the party with whom each transaction is executed. Those parties agree to resell to us the identical securities we delivered to them at the maturity or call period of the agreement. The following table sets forth information concerning balances and interest rate on our securities sold under agreements to repurchase at the dates and for the periods indicated:

			At or for the Six
	At or for the Year Ended		Months Ended
	December 31,		December 31,	At or for the Year Ended June 30,
	2010	2009	2009	2009	2008
			(Dollars in thousands)
Balance at end of period	$500,000	$750,000	$750,000	$910,000	$860,000
Average balance during period	611,397	857,017	823,620	894,348	902,326
Maximum outstanding at any month end	675,000	910,000	860,000	1,085,000	960,000
Weighted average interest rate at end of period	4.45%	4.36%	4.36%	4.31%	4.32%
Average interest rate during period	4.46%	4.36%	4.43%	4.43%	4.38%

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
     Investors Commercial, Inc. Investors Commercial, Inc. is a New Jersey corporation that was formed in 2010 as an operating subsidiary of Investors Saving Bank. The purpose of this subsidiary is to originate and purchase residential mortgage loans, commercial real estate and multi family mortgage loans.
     Investors Savings Bank has four additional subsidiaries which are inactive.
Personnel
     As of December 31, 2010, we had 844 full-time employees and 48 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.
SUPERVISION AND REGULATION
General
     Investors Savings Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Investors Savings Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and, as a non-member state chartered savings bank, by the FDIC as the deposit insurer and its primary federal regulator. Investors Savings Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC each conduct periodic examinations to assess Investors Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the DIF and its depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
      Investors Bancorp, Inc. and Investors Bancorp MHC, as bank holding companies controlling Investors Savings Bank, are subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Investors Savings Bank and Investors Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board, the Commissioner and the FDIC. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. Investors Bancorp, Inc. files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws and the listing requirements of NASDAQ.

     Any change in such laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on Investors Savings Bank and Investors Bancorp, Inc. and their operations and stockholders.
     The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Investors Savings Bank and Investors Bancorp, Inc. For example, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Investors Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator, although the Consumer Financial Protection Bureau will have back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.
     In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of tougher consolidated capital requirements on holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, imposes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations can not yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Investors Savings Bank and Investors Bancorp, Inc.
     Some of the laws and regulations applicable to Investors Savings Bank and Investors Bancorp, Inc. including some of the changes made by the Dodd-Frank Act, are summarized below or elsewhere in this Form 10-K. These summaries do not purport to be complete and are qualified in their entirety by reference to such the actual laws and regulations.
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
     Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act and § 5200 of the Revised Statutes (the National Bank Act). Investors Savings Bank currently complies with applicable loans-to-one-borrower limitations.
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
     Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine Investors Savings Bank whenever it deems an examination advisable. The Department examines Investors Savings Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The commission may also seek the appointment of receiver or conservator for a New Jersey saving bank under certain conditions.

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

     The following table shows Investors Savings Bank’s Total capital, Tier 1 risk-based capital, and Total risk-based capital ratios as of December 31, 2010:

	As of December 31, 20010
		Percent
	Capital	of Assets(1)
	(Dollars in thousands)
Total capital	$881,413	13.8%
Tier 1 risk-based capital	$801,171	12.5%
Total risk-based capital	$801,171	8.6%

(1)	For purposes of calculating Total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.
     As of December 31, 2010, Investors Savings Bank was considered “well capitalized” under FDIC guidelines.
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
     Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Investors Savings Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.
     The Dodd-Frank Act removed the federal prohibition on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.
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
     Investors Savings Bank, as a member of the FHLB of New York is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Savings Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Savings Bank. The activity-based stock purchase requirement for Investors Savings Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Savings Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Savings Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2010, the amount of FHLB stock held by us satisfies these requirements.

     Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to matters such as internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.
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
     Deposit Insurance. Investors Savings Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC, previously up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, in view of the recent economic crisis, the FDIC temporarily increased the deposit insurance available on all deposit accounts to $250,000 .The Dodd-Frank Act made that level of coverage permanent. In addition, certain non-interest-bearing transaction accounts maintained with depository institutions are fully insured regardless of the dollar amount until December 31, 2012.
     The FDIC imposes an assessment for deposit insurance against all insured depository institutions. That assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the FDIC issued a final rule that raised the deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule that altered the way it calculated federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.
     Under the rule, the FDIC first establishes an institution’s initial base assessment rate. That initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities and brokered deposits. The total base assessment rate ranges, including adjustments, from 7 to 77.5 basis points of the institution’s assessable deposits.
     On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. That special assessment was deemed necessary in view of the stress on the Deposit Insurance Fund. The special assessment was capped at 10 basis points of an institution’s domestic deposits.
     In lieu of further special assessments, the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31. 2009 and will be amortized to expense over three years.
     Most recently, the Dodd-Frank Act required the FDIC to revise its assessment procedures to base it on average total assets less tangible capital, rather than deposits. The FDIC has issued a final rule that will implement that directive effective April 1, 2011.
     Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
     In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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
Loans to a Bank’s Insiders
     Federal Regulation. A bank’s loans to its insiders — executive officers, directors, principal shareholders (any owner of 10% or more of its stock) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Investors Savings Bank. See ”— New Jersey Banking Regulation — Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
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
Federal Reserve System
     The Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2010, Investors Savings Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Savings Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Savings Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.
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
     We originate and purchase interest only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. At December 31, 2010, our residential mortgage loan portfolio included approximately $529.1 million of interest only loans.
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
     Title III of the USA PATRIOT Act and the related FDIC regulations impose the following requirements with respect to financial institutions:
•	Establishment of anti-money laundering programs.

•	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

•	Prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.
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
Holding Company Regulation
     Federal Regulation. Bank holding companies, like Investors Bancorp, Inc. and Investors Bancorp, MHC, are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Savings Bank. As of December 31, 2010, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.” The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. Any instruments issued by mutual holding companies by May 19, 2012, are grandfathered.
     Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and requires the issuance of implementing regulations. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. See “— Federal Banking Regulation — Prompt Corrective Action.” If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.
     As a bank holding company, Investors Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. In addition, Federal Reserve Board policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is consistent with the company’s capital needs, asset quality and overall financial condition. Prior Federal Reserve Board approval will be required for Investors Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.
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
     As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Savings Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2010, our total federal pre-base year reserve was approximately $40.7 million.
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
     Net Operating Loss Carryforwards and Charitable Contribution Carryforward. A financial institution may carry back net operating losses to the preceding five taxable years and forward to the succeeding 20 taxable years. As of December 31, 2010, the Company had a $4.6 million carryback claim and a federal net operating loss carryforward of approximately $360,000.
     At December 31, 2010, the Company had utilized all of its charitable contribution carryforwards.
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
     Investors Bancorp, Inc is required to file a New Jersey income tax return and will generally be subject to a state income tax at a 9% rate. However, if Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%.
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
     At December 31, 2009, the Company had state net operating loss carryforwards of approximately $44.2 million which was fully utilized as of December 31, 2010. Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the deferred tax asset.
     New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17% of the New York State Franchise Tax, calculating using an annual franchise tax of 9.00% (which represents the 2000 annual franchise rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to Investors Savings Bank.
     New York City Taxation. Investors Savings Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. A significant portion of Investors Savings Bank’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Investors Savings Bank.
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
     Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2010, the fair value of our total securities portfolio was $1.12 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
     We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2010, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience an 5.6% or $17.7 million decrease in net interest income.
Because We Intend to Continue to Increase Our Commercial Originations, Our Lending Risk Will Increase.
     At December 31, 2010, our portfolio of commercial real estate, multi-family, construction and C&I loans totaled $3.06 billion, or 38.22% of our total loans. We intend to increase our originations of commercial real estate, multi-family construction and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.
The U.S. Economy Is Experiencing An Economic Downturn. A Continuation or Further Deterioration Will Have An Adverse Effect On Our Operations.
     Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total non-performing assets increased from $120.2 million at December 31, 2009 to $165.9 million at December 31, 2010, and total non-performing loans as a percentage of total assets increased to 1.73% at December 31, 2010 as compared to 1.44% at December 31, 2009. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.
     In addition, the impact of the continued economic downturn could negatively impact the carrying values of our securities portfolio. At December 31, 2010, our securities portfolio contains approximately $77.2 million in non-agency mortgage backed securities. Continued economic weakness could result additional other-than-temporary impairment which would have an adverse impact on our financial condition and results of operations.
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
     The Federal Deposit Insurance Corporation also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We made a payment of $35.9 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded the payment as a prepaid expense. At December 31, 2010, we had a remaining $24.4 million of prepaid expense.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
     We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses of $90.9 million was 1.14% of total loans and 54.81% of non-performing loans at December 31, 2010.
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
Growing By Acquisition Entails Integration and Certain Other Risks
     In October 2010, we completed our fourth acquisition in a 28 month period by purchasing the deposit franchise of Millennium bcpbank. This acquisition consisted of 17 branch locations, approximately $600 million in deposits and approximately $200 million in loans. The success of our acquisitions may depend on, among other things, our ability to realize anticipated cost savings and to integrate the businesses of the acquired company with our businesses in a manner that does not result in disrupting existing customer relationships of the acquired companies or diverting management’s attention from core operations. If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or may take longer to realize than planned.
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

Investors Bancorp, MHC Exercises Voting Control Over Investors Bancorp; Public Stockholders Own a Minority Interest
     Investors Bancorp, MHC owns a majority of Investors Bancorp, Inc.’s common stock and, through its Board of Directors, exercises voting control over the outcome of all matters put to a vote of stockholders (including the election of directors), except for matters that require a vote greater than a majority. Public stockholders own a minority of the outstanding shares of Investors Bancorp, Inc.’s common stock. The same directors and officers who manage Investors Bancorp, Inc. and Investors Savings Bank also manage Investors Bancorp, MHC. In addition, regulatory restrictions applicable to Investors Bancorp, MHC prohibit the sale of Investors Bancorp, Inc. to another publicly traded company unless the mutual holding company first undertakes a second-step conversion.
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
Future Acquisition Activity Could Dilute Book Value
     Both nationally and in New Jersey, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time to time we may be presented with opportunities to acquire institutions and/or bank branches and we may engage in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of Investors Bancorp’s book value per share.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None
ITEM 2. PROPERTIES
     At December 31, 2010, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 82 full-service branch offices located in Essex, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey; Nassau and Queens, New York and Massachusetts.
ITEM 3. LEGAL PROCEEDINGS
     The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 4. [REMOVED AND RESERVED]
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 22, 2011 was 12,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Select Market.

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low
First Quarter	$13.90	$10.99	$13.29	$6.86
Second Quarter	14.37	12.62	9.71	8.14
Third Quarter	13.53	10.59	10.94	8.72
Fourth Quarter	13.50	11.65	11.15	10.25
     Investors Bancorp, Inc. did not pay a dividend during the year ended December 31, 2010 or December 31, 2009.
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
Stock Performance Graph
     Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning October 12, 2005, the date that Investors Bancorp Inc. began trading as a public company as reported by the NASDAQ Global Select Market through December 31, 2010, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

INVESTORS BANCORP, INC.

	Period
	Ending
Index	10/12/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Investors Bancorp, Inc.	100.00	110.08	156.99	141.12	134.03	109.18	130.94
SNL Bank and Thrift Index	100.00	110.59	129.22	98.54	56.67	55.91	62.42
SNL Thrift Index	100.00	112.84	131.54	78.91	50.22	46.83	48.94

*	Source : SNL Financial LC, Charlottesville, VA
     The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2010 and the stock repurchase plans approved by our Board of Directors.

	Total Number of	Average	As part of Publicly	Yet Be Purchased
	Shares	Price paid	Announced Plans	Under the Plans or
Period	Purchased(1)	Per Share	or Programs	Programs
October 1, 2010 through October 31, 2010	303,500	$12.11	303,500	1,346,482
November 1, 2010 through November 30, 2010	545,638	12.19	545,638	800,844
December 1, 2010 through December 31, 2010	15,000	12.45	15,000	785,844

Total	864,138		864,138

(1)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 785,844 shares yet to be purchased as of December 31, 2010.

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

	At December 31,		At June 30,
	2010	2009	2009	2008	2007	2006
			(In thousands)
Selected Financial Condition Data:
Total assets	$9,602,131	$8,357,816	$8,136,432	$6,419,142	$5,722,026	$5,631,809
Loans receivable, net	7,917,705	6,615,459	6,143,169	4,670,150	3,624,998	2,995,435
Loans held-for-sale	35,054	27,043	61,691	9,814	3,410	974
Securities held to maturity, net	478,536	717,441	846,043	1,255,054	1,578,922	1,835,581
Securities available for sale, at estimated fair value	602,733	471,243	355,016	203,032	257,939	538,526
Bank owned life insurance	117,039	114,542	113,191	96,170	92,198	82,603
Deposits	6,774,390	5,840,643	5,505,747	3,970,275	3,768,188	3,419,361
Borrowed funds	1,826,514	1,600,542	1,730,555	1,563,583	1,038,710	1,245,740
Stockholders’ equity	901,279	850,213	819,283	828,538	858,859	916,291

			Six Months
			Ended
	Year Ended December 31,		December 31,	Year Ended June 30,
	2010	2009	2009	2009(1)	2008	2007(2)	2006(3)
			(In thousands)
Selected Operating Data:
Interest and dividend income	$428,703	$384,385	$198,272	$368,060	$312,807	$285,223	$252,050
Interest expense	159,293	192,096	90,471	201,924	207,695	195,263	143,594

Net interest income	269,410	192,289	107,801	166,136	105,112	89,960	108,456
Provision for loan losses	66,500	39,450	23,425	29,025	6,646	729	600

Net interest income after provision for loan losses	202,910	152,839	84,376	137,111	98,466	89,231	107,856
Non-interest income (loss)	26,525	14,835	9,007	(148,430)	7,373	3,175	5,972
Non-interest expenses	130,813	109,118	56,500	97,799	80,780	77,617	90,877

Income (loss) before income tax expense (benefit)	98,622	58,556	36,883	(109,118)	25,059	14,789	22,951
Income tax expense (benefit)	36,603	23,444	14,321	(44,200)	9,030	(7,477)	7,610

Net income (loss)	$62,019	$35,112	$22,562	$(64,918)	$16,029	$22,266	$15,341

Earnings (loss) per share — basic (4)	$0.57	$0.33	$0.21	$(0.62)	$0.15	$0.20	$0.07
Earnings (loss) per share — diluted(4)	$0.56	$0.33	$0.21	$(0.62)	$0.15	$0.20	$0.07

(1)	June 30, 2009 year end results reflect a $158.0 million pre-tax OTTI charge related to investments in trust preferred securities.

(2)	June 30, 2007 year end results reflect a $9.9 million reversal of previously established valuation allowances for deferred tax assets.

(3)	June 30, 2006 year end results reflect a pre-tax expense of $20.7 million for the charitable contribution made to Investors Savings Bank Charitable Foundation as part of our initial public offering.

(4)	Basic and diluted earnings per share for the year ended June 30, 2006 include the results of operations from October 11, 2005, the date the Company completed its initial public offering.

			At or for the
			Six Months
	At or for the Year		Ended
	Ended December 31,		December 31,	At or for the Year Ended June, 30
	2010	2009	2009	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income or loss to average total assets)	0.70%	0.45%	0.55%	(0.90)%	0.27%	0.39%	0.28%
Return (loss) on equity (ratio of net income or loss to average equity)	6.95%	4.40%	5.46%	(8.14)%	1.92%	2.47%	2.00%
Net interest rate spread(1)	2.97%	2.28%	2.49%	2.06%	1.28%	1.02%	1.65%
Net interest margin(2)	3.17%	2.53%	2.72%	2.38%	1.81%	1.65%	2.06%
Efficiency ratio(3)	44.20%	52.68%	48.37%	552.35%	71.81%	83.34%	79.42%
Efficiency ratio (excluding OTTI and FDIC special assessment)(4)	44.20%	50.60%	48.33%	54.39%	71.55%	83.34%	79.42%
Non-interest expenses to average total assets	1.47%	1.38%	1.37%	1.35%	1.35%	1.38%	1.68%
Average interest-earning assets to average interest-bearing liabilities	1.10x	1.10x	1.10x	1.11x	1.15x	1.18x	1.15x
Asset Quality Ratios:
Non-performing assets to total assets	1.74%	1.44%	1.44%	1.50%	0.30%	0.09%	0.06%
Non-performing loans to total loans	2.08%	1.81%	1.81%	1.97%	0.42%	0.14%	0.11%
Allowance for loan losses to non-performing loans	54.81%	45.80%	45.80%	38.30%	70.03%	135.00%	193.06%
Allowance for loan losses to total loans	1.14%	0.83%	0.83%	0.76%	0.29%	0.19%	0.21%
Capital Ratios:
Risk-based capital (to risk-weighted assets)(5)	13.75%	15.78%	15.78%	16.88%	21.77%	25.18%	26.63%
Tier I risk-based capital (to risk-weighted assets)(5)	12.50%	14.70%	14.70%	15.86%	21.37%	24.93%	26.38%
Total capital (to average assets)(5)	8.56%	9.03%	9.03%	9.52%	11.93%	12.52%	12.25%
Equity to total assets	9.39%	10.17%	10.17%	10.07%	12.91%	15.01%	16.27%
Average equity to average assets	10.02%	10.11%	9.99%	11.05%	13.94%	15.97%	14.21%
Book value per common share	$8.23	$7.67	$7.67	$7.38	$7.87	$7.86	$8.04
Other Data:
Number of full service offices	82	65	65	58	52	51	51
Full time equivalent employees	869	704	704	647	537	509	510

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Excludes OTTI of $91,000 for the six months ended December 31, 2009 and $158.5 million and $409,000 for the years ended June 30, 2009 and 2008, respectively. Also excludes FDIC special assessment of $3.6 million at June 30, 2009.

(5)	Ratios are for Investors Savings Bank and do not include capital retained at the holding company level.
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
     The Company’s net interest spread and net interest margin were favorably impacted during the year ended December 31, 2010 as interest rates remained at historically low levels and the interest rate yield curve continued to be steep. Net interest margin expanded to 3.17% for the year ended 2010 compared to 2.53% for year ended 2009 while our net interest rate spread expanded to 2.97% for the year ended 2010 compared to 2.28% for the year ended 2009.

     The Company’s results of operations are also significantly affected by general economic conditions. The national and regional unemployment rates remain at elevated levels. This factor coupled with the weakness in the housing and real estate markets have resulted in the Company recognizing higher credit costs on the loan portfolio during the year ended December 31, 2010. Despite this our overall level of non-performing loans remains low compared to our national and regional peers and we attribute this to our conservative underwriting standards.
     In October 2010, we completed the acquisition of the deposit franchise of Millennium bcpbank consisting of 17 branch locations and approximately $600 million in deposits. We also purchased approximately $200 million in performing loans and provide loan servicing for the remainder of Millennium’s loan portfolio. As a result of this acquisition, the Company has expanded its branch network outside its home state of New Jersey with three branch locations in New York. As part of the acquisition we also acquired four branches in Massachusetts which are scheduled to be sold to another financial institution pending regulatory approval.
     The branch expansion into New York complements our New York City loan production office which opened in January 2010. This office, along with our New Jersey lending team continues to help diversify our loan mix, and expand our market share for commercial and multi-family loans. Net loans increased to $7.92 billion at December 31, 2010 from $6.62 billion at December 31, 2009, an increase of 19.7%. This increase was primarily attributed to increases in the commercial real estate and multi-family loan portfolios.
     Increasing deposits, with particular emphasis on core deposits, remains one of our primary objectives. During the year ended December 31, 2010, total deposits increased by $943.3 million, or 16.0% to $6.77 billion. Core deposits represented 84.3%, or $787.2 million, of this growth which resulted in a core deposit to total deposit ratio to 49.2%.
     During 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Reform Act) was signed into law. The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. It is not clear what the full impact of the Reform Act will be. See “Risk Factors”.
     Despite the challenges surrounding the financial services sector, we believe, with our strong capital and liquidity positions we can continue to grow organically or through bank or branch acquisitions.
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
     At December 31, 2010, the carrying amount of our goodwill totaled $21.6 million. On November 1, 2010, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting until below its carrying amount. No events that have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting until below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially difference evaluations of impairment.
     Valuation of Mortgage Servicing Rights (MSR). The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value quarterly. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.
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
     Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718, “Compensation- Stock Compensation”.
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
Comparison of Financial Condition at December 31, 2010 and December 31, 2009
     Total Assets. Total assets increased by $1.24 billion, or 14.9%, to $9.60 billion at December 31, 2010 from $8.36 billion at December 31, 2009. This increase was largely the result of a $1.31 billion increase in our net loans, including loans held for sale, to $7.95 billion at December 31, 2010 from $6.64 billion at December 31, 2009. This was partially offset by a $107.4 million, or 9.0%, decrease in securities to $1.08 billion at December 31, 2010 from $1.19 billion at December 31, 2009.
     Net Loans. Net loans, including loans held for sale, increased by $1.31 billion, or 19.7%, to $7.95 billion at December 31, 2010 from $6.64 billion at December 31, 2009. This increase in loans reflects our continued focus on loan originations and purchases, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase, which are collateralized by real estate, are on properties in New Jersey and states in close proximity to New Jersey. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans or option ARMs.
     We originate residential mortgage loans through our mortgage subsidiary, ISB Mortgage Co. During the year ended December 31, 2010, ISB Mortgage Co. originated $1.50 billion in residential mortgage loans of which $696.0 million were originated for sale to third party investors and $800.5 million remained in our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During year ended December 31, 2010, we purchased loans totaling $814.9 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the year ended December 31, 2010, we purchased $47.4 million of residential mortgage loans on a “bulk purchase” basis.
     Additionally, during 2010, we originated $487.9 million in multi-family loans, $412.6 million in commercial real estate loans, $214.4 million in construction loans, $87.8 million in consumer and other loans, and $59.6 million in commercial and industrial loans. We also purchased approximately $200 million in performing commercial real estate and home equity loans from Millennium bcpbank.
     The allowance for loan losses increased by $35.9 million to $90.9 million at December 31, 2010 from $55.1 million at December 31, 2009. The increase in the allowance is primarily attributable to the higher current period loan loss provision which reflects the overall growth in the loan portfolio, particularly residential, multi family and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and internal downgrades of the risk ratings on certain construction loans; our increased level of non-performing loans; and the adverse economic environment, offset partially by net charge offs of $30.6 million. These charge offs were primarily in the construction loan portfolio.
      The triggering events or other circumstances that led to the significant credit deterioration resulting in our construction loan charge-offs were caused by a variety of economic factors including, but not limited to: continued deterioration of the housing and real estate markets in which we lend, significant and continuing declines in the value of real estate which collateralize our construction loans, the overall weakness of the economy in the New York/New Jersey metropolitan area, and unemployment in our lending area which increased during 2010.
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

     Non-performing loans increased $45.7 million to $165.9 million at December 31, 2010, from $120.2 million at December 31, 2009. Although we have resolved a number of non-performing loans, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact our non-performing loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the sharp downturn in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio.
     The comparative table below details non-performing loans and allowance for loan loss coverage ratios over the last four quarters.

	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	263	$74.7	239	$68.7	210	$60.4	199	$57.1
Construction	26	82.8	21	67.1	21	67.6	22	61.6
Multi-family	3	2.7	6	3.5	3	2.7	2	2.5
Commercial	8	3.9	8	4.6	8	4.6	9	3.5
Commercial and industrial	5	1.8	2	1.0	2	0.6	—	—

Total non-performing loans	305	$165.9	276	$144.9	244	$135.9	232	$124.7

Non-performing loans to total loans		2.08%		1.94%		1.88%		1.82%
Allowance for loan loss as a percent of non-performing loans		54.81%		58.39%		52.23%		50.47%
Allowance for loan loss as a percent of total loans		1.14%		1.13%		1.00%		0.92%
     In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2010, the Company has 20 loans totaling $35.1 million that it deems potential problem loans. Management is actively monitoring these loans.
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
     Securities. Securities, in the aggregate, decreased by $107.4 million, or 9.0%, to $1.08 billion at December 31, 2010, from $1.19 billion at December 31, 2009. The decrease in the portfolio was due to paydowns, calls or maturities and was partially offset by the purchase of $346.8 million of agency issued mortgage backed securities during the year ended December 31, 2010.
     The securities portfolio includes non-agency, private label mortgage backed securities with an amortized cost of $77.7 million and a fair value of $78.1 million. These securities were originated in the period 2002-2004 and are performing in accordance with contractual terms. Management will continue to monitor these securities for possible OTTI.
     Other Assets, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance, and Intangible Assets. Other assets decreased $8.3 million to $28.8 million at December 31, 2010 from $37.1 million at December 31, 2009 which is primarily attributed to prepaid FDIC insurance premiums amortizing $9.8 million during the period. The amount of FHLB stock we own increased by $14.2 million from $66.2 million at December 31, 2009 to $80.4 million at December 31, 2009 as a result of a increase in our level of borrowings since December 31, 2009. Bank owned life insurance increased by $2.5 million from $114.5 million at December 31, 2009 to $117.0 million at December 31, 2010, primarily due to the increase in the cash surrender value of the underlying policies. Intangible assets increased $7.3 million from $31.7 million at December 31, 2009 to $39.0 million at December 31, 2010 primarily due to the core deposit intangible asset recorded related to our Millennium branch acquisition, as well as an increase in our mortgage servicing rights.
     Deposits. Deposits increased by $934.3 million, or 16.0%, to $6.77 billion at December 31, 2010 from $5.84 billion at December 31, 2009. This increase reflects the acquisition of Millennium deposit franchise of approximately $600 million and the continued growth in our markets. Core deposits represented $787.2 million or 84.3% of the growth while certificates of deposit represented $147.1 million, or 15.7% of the growth.

     Borrowed Funds. Borrowed funds increased $226.0 million, or 14.1%, to $1.83 billion at December 31, 2010 from $1.60 billion at December 31, 2009 as new loan originations have outpaced the deposit growth and principal run-off from the securities portfolio.
     Stockholders’ Equity. Stockholders’ equity increased $51.0 million to $901.3 million at December 31, 2010 from $850.2 million at December 31, 2009. The increase is primarily attributed to the $62.0 million net income for year ended December 31, 2010, $9.5 million of compensation cost related to equity incentive plans, partially offset by $24.5 million in purchases of treasury stock.
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

	For the Year Ended December 31,
	2010				2009
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$132,365		$238	0.18%	$301,293		$700	0.23%
Securities available-for-sale(1)	497,094		12,430	2.50	303,507		10,404	3.43
Securities held-to-maturity	604,238		28,600	4.73	861,627		41,097	4.77
Net loans	7,197,608		383,531	5.33	6,049,981		328,481	5.43
Stock in FHLB	76,368		3,904	5.11	70,263		3,701	5.27

Total interest-earning assets	8,507,673		428,703	5.04	7,586,671		384,383	5.07

Non-interest-earning assets	397,436				303,561

Total assets	$8,905,109				$7,890,232

Interest-bearing liabilities:
Savings deposits	$944,894		13,958	1.48%	$728,182		14,533	2.00%
Interest-bearing checking	908,567		6,406	0.71	780,309		13,252	1.70
Money market accounts	748,707		7,299	0.97	483,565		7,834	1.62
Certificates of deposit	3,321,671		63,148	1.90	3,194,240		87,383	2.74

Total interest-bearing deposits	5,923,839		90,811	1.53	5,186,296		123,002	2.37
Borrowed funds	1,780,205		68,482	3.85	1,718,405		69,094	4.02

Total interest-bearing liabilities	7,704,044		159,293	2.07	6,904,701		192,096	2.78

Non-interest-bearing liabilities	308,785				187,955

Total liabilities	8,012,829				7,092,656
Stockholders’ equity	892,280				787,576

Total liabilities and stockholders’ equity	$8,905,109				$7,890,232

Net interest income			$269,410				$192,287

Net interest rate spread(2)				2.97%				2.28%

Net interest-earning assets(3)	$803,629				$681,970

Net interest margin(4)				3.17%				2.53%

Ratio of interest-earning assets to total interest-bearing liabilities	1.10	x			1.10	x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For Six Months Ended December 31,
	2009				2008
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$304,293		$346	0.23%	$19,221		$39	0.41%
Securities available-for-sale(1)	406,462		5,926	2.92	196,848		4,491	4.56
Securities held-to-maturity	779,405		17,404	4.47	1,203,268		27,222	4.52
Net loans	6,370,350		172,575	5.42	5,241,754		148,771	5.68
Stock in FHLB	68,122		2,021	5.93	79,496		1,424	3.58

Total interest-earning assets	7,928,632		198,272	5.00	6,740,587		181,947	5.40

Non-interest-earning assets	335,411				191,168

Total assets	$8,264,043				$6,931,755

Interest-bearing liabilities:
Savings deposits	$835,109		7,615	1.82%	$395,448		3,650	1.85%
Interest-bearing checking	802,474		4,426	1.10	371,200		2,842	1.53
Money market accounts	608,710		4,392	1.44	265,074		3,024	2.28
Certificates of deposit	3,321,607		40,144	2.42	2,968,288		53,421	3.60

Total interest-bearing deposits	5,567,900		56,577	2.03	4,000,010		62,937	3.15
Borrowed funds	1,643,205		33,894	4.13	1,990,807		37,362	3.75

Total interest-bearing liabilities	7,211,105		90,471	2.51	5,990,817		100,299	3.35

Non-interest-bearing liabilities	226,956				114,409

Total liabilities	7,438,061				6,105,226
Stockholders’ equity	825,982				826,529

Total liabilities and stockholders’ equity	$8,264,043				$6,931,755

Net interest income			$107,801				$81,648

Net interest rate spread(2)				2.49%				2.05%

Net interest-earning assets(3)	$717,527				$749,770

Net interest margin(4)				2.72%				2.42%

Ratio of interest-earning assets to total interest-bearing liabilities	1.10	x			1.13	x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Year Ended June 30,
	2009				2008
	Average		Interest	Average	Average		Interest	Average
	Outstanding		Earned/	Yield/	Outstanding		Earned/	Yield/
	Balance		Paid	Rate	Balance		Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$158,743		$393	0.25%	$32,948		$974	2.96%
Repurchase agreements and federal funds sold	—		—	—	5,798		162	2.79
Securities available-for-sale(1)	197,824		8,968	4.53	235,385		10,826	4.60
Securities held-to-maturity	1,074,279		50,917	4.74	1,438,804		67,977	4.72
Net loans	5,482,009		304,678	5.56	4,043,398		229,634	5.68
Stock in FHLB	75,938		3,104	4.09	44,939		3,234	7.20

Total interest-earning assets	6,988,793		368,060	5.27	5,801,272		312,807	5.39

Non-interest-earning assets	231,122				185,705

Total assets	$7,219,915				$5,986,977

Interest-bearing liabilities:
Savings deposits	$507,132		10,568	2.08%	$372,846		7,718	2.07%
Interest-bearing checking	565,278		11,668	2.06	353,564		7,329	2.07
Money market accounts	310,656		6,466	2.08	204,952		5,005	2.44
Certificates of deposit	3,015,955		100,660	3.34	2,909,550		132,693	4.56

Total interest-bearing deposits	4,399,021		129,362	2.94	3,840,912		152,745	3.98
Borrowed funds	1,892,181		72,562	3.83	1,208,529		54,950	4.55

Total interest-bearing liabilities	6,291,202		201,924	3.21	5,049,441		207,695	4.11

Non-interest-bearing liabilities	131,219				102,828

Total liabilities	6,422,421				5,152,269
Stockholders’ equity	797,494				834,708

Total liabilities and stockholders’ equity	$7,219,915				$5,986,977

Net interest income			$166,136				$105,112

Net interest rate spread(2)				2.06%				1.28%

Net interest-earning assets(3)	$697,591				$751,831

Net interest margin(4)				2.38%				1.81%

Ratio of interest-earning assets to total interest-bearing liabilities	1.11	x			1.15	x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,			Six Months Ended December 31,			Years Ended June 30,
	2010 vs. 2009			2009 vs. 2008			2009 vs. 2008
	Increase (Decrease)		Net	Increase (Decrease)		Net	Increase (Decrease)		Net
	Due to		Increase	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$(329)	$(133)	$(462)	$365	$(58)	$307	$971	$(1,552)	$(581)
Repurchase agreements	—	—	—	—	—	—	(162)	—	(162)
Securities available-for-sale	4,413	(2,387)	2,026	3,799	(2,364)	1,435	(1,818)	(40)	(1,858)
Securities held-to-maturity	(10,491)	(2,006)	(12,497)	(15,169)	5,351	(9,818)	(17,644)	584	(17,060)
Net loans	68,386	(13,336)	55,050	44,655	(20,851)	23,804	82,755	(7,711)	75,044
Stock in FHLB	314	(111)	203	(562)	1,159	597	1,638	(1,768)	(130)

Total interest-earning assets	62,293	(17,973)	44,320	33,088	(16,763)	16,325	65,740	(10,487)	55,253

Interest-bearing liabilities:
Savings deposits	3,725	(4,300)	(575)	4,097	(132)	3,965	2,798	52	2,850
Interest-bearing checking	1,899	(8,745)	(6,846)	3,839	(2,255)	1,584	4,370	(31)	4,339
Money market accounts	3,305	(3,840)	(535)	4,530	(3,162)	1,368	2,285	(824)	1,461
Certificates of deposit	3,363	(27,598)	(24,235)	15,138	(28,415)	(13,277)	4,697	(36,730)	(32,033)

Total deposits	12,292	(44,483)	(32,191)	27,604	(33,964)	(6,360)	14,150	(37,533)	(23,383)
Borrowed funds	(38)	(574)	(612)	(10,322)	6,854	(3,468)	22,283	(4,671)	17,612

Total interest-bearing liabilities	12,254	(45,057)	(32,803)	17,282	(27,110)	(9,828)	36,433	(42,204)	(5,771)

Increase (decrease) in net interest income	$50,039	$27,084	$77,123	$15,806	$10,347	$26,153	$29,307	$31,717	$61,024

Comparison of Operating Results for the Twelve Months Ended December 31, 2010 and 2009
     Net Income. The net income for the year ended December 31, 2010 was $62.0 million compared to $35.1 million for the year ended December 31, 2009.
     Net Interest Income. Net interest income increased by $77.1 million, or 40.1%, to $269.4 million for the year ended December 31, 2010 from $192.3 million for the year ended December 31, 2009. The increase was primarily due to a 71 basis point decrease in our cost of interest-bearing liabilities to 2.07% for the year ended December 31, 2010 from 2.78% for the year ended December 31, 2009. This was partially offset by the yield on our interest-earning assets decreasing 3 basis points to 5.04% for the year ended December 31, 2010 from 5.07% for the year ended December 31, 2009. Short term interest rates remaining at historically low levels resulted in many of our deposits repricing downward. This had a positive impact on our net interest margin which improved by 64 basis points from 2.53% for the year ended December 31, 2009 to 3.17% for the year ended December 31, 2010.
     Interest and Dividend Income. Total interest and dividend income increased by $44.3 million, or 11.5%, to $428.7 million for the year ended December 31, 2010 from $384.4 million for the year ended December 31, 2009. This increase is attributed to the average balance of interest-earning assets increasing $921.0 million, or 12.1%, to $8.51 billion for the year ended December 31, 2010 from $7.59 billion for the year ended December 31, 2009. This was partially offset by a 3 basis point decrease in the weighted average yield on interest-earning assets to 5.04% for the year ended December 31, 2010 compared to 5.07% for the year ended December 31, 2009.
     Interest income on loans increased by $55.1 million, or 16.8%, to $383.5 million for the year ended December 31, 2010 from $328.5 million for the year ended December 31, 2009, reflecting a $1.15 billion, or 19.0%, increase in the average balance of net loans to $7.20 billion for the year ended December 31, 2010 from $6.05 billion for the year ended December 31, 2009. The increase is primarily attributed to the average balance of commercial real estate loans and multi-family loans increasing by $497.4 million and $378.8 million, respectively, consistent with our strategy to diversify our loan portfolio by adding more commercial real estate and multi-family loans. In addition, the yield was favorably impacted by commercial real estate prepayment penalties totaling $1.1 million. These increases were partially offset by a 10 basis point decrease in the average yield on loans to 5.33% for the year ended December 31, 2010 from 5.43% for the year ended December 31, 2009.
     Interest income on all other interest-earning assets, excluding loans, decreased by $10.7 million, or 19.2%, to $45.2 million for the year ended December 31, 2010 from $55.9 million for the year ended December 31, 2009. This decrease reflected a $226.6 million decrease in the average balance of all other interest-earning assets, excluding loans to $1.31 billion for the year ended December 31, 2010 from $1.54 billion for the year ended December 31, 2009. In addition, the weighted average yield on interest-earning assets, excluding loans, decreased 19 basis point to 3.45% for the year ended December 31, 2010 from 3.64% for the year ended December 31, 2009. The decrease in yield is primarily attributed to the purchase of additional securities at lower yields and the repricing of our adjustable rate securities.
     Interest Expense. Total interest expense decreased by $32.8 million, or 17.1%, to $159.3 million for the year ended December 31, 2010 from $192.1 million for the year ended December 31, 2009. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 71 basis points to 2.07% for the year ended December 31, 2010 compared to 2.78% for the year ended December 31, 2009. This was partially offset by the average balance of total interest-bearing liabilities increasing by $799.3 million, or 11.6%, to $7.70 billion for the year ended December 31, 2010 from $6.90 billion for the year ended December 31, 2009.
     Interest expense on interest-bearing deposits decreased $32.2 million, or 26.2% to $90.8 million for the year ended December 31, 2010 from $123.0 million for the year ended December 31, 2009. This decrease is attributed to an 84 basis point decrease in the average cost of interest-bearing deposits to 1.53% for the year ended December 31, 2010 from 2.37% for the year ended December 31, 2009 as deposit rates decreased to reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $737.5 million, or 14.2% to $5.92 billion for the year ended December 31, 2010 from $5.19 billion for the year ended December 31, 2009. Core deposit growth represented 82.7%, or $610.1 million of the increase in the average balance of total interest-bearing deposits.
     Interest expense on borrowed funds decreased by $612,000, or 0.9%, to $68.5 million for the year ended December 31, 2010 from $69.1 million for the year ended December 31, 2009. This decrease is attributed to the average cost of borrowed funds decreasing 17 basis points to 3.85% for the year ended December 31, 2010 from 4.02% for the year ended December 31, 2009 due to the lower interest rate environment. This was partially offset by the average balance of borrowed funds increasing by $61.8 million or 3.6%, to $1.78 billion for the year ended December 31, 2010 from $1.72 billion for the year ended December 31, 2009.
     Provision for Loan Losses. Our provision for loan losses for year ended December 31, 2010 was $66.5 million compared to $39.5 million for the year ended December 31, 2009. Net charge-offs totaled $30.6 million for the year ended December 31, 2010 compared to net charge-offs of $14.9 million for the year ended December 31, 2009. The increase in our provision is due to continued growth in the loan portfolio; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; an increase in non-performing loans and loan delinquency; and the adverse economic conditions in our lending area.
     Non-Interest Income. Total non-interest income was $26.5 million for the year ended December 31, 2010 compared to $14.8 million for the year ended December 31, 2009. The increase of $11.7 million is primarily attributed to a $4.1 million increase in fees and service charges, $4.1 million increase in gain on loan sales and a $1.8 million gain on bargain purchase in connection with the Millenium deposit acquisition. The year ended December 31, 2009 included a $1.8 million gain from the sale of our largest non-performing loan and a $1.3 million pre-tax other-than-temporary impairment (“OTTI”) non-cash charge on certain pooled trust preferred securities (“TruPS”).
     Non-Interest Expenses. Total non-interest expenses increased by $21.7 million, or 19.9%, to $130.8 million for the year ended December 31, 2010 from $109.1 million for the year ended December 31, 2009. Compensation and fringe benefits increased $9.9 million as a result of staff additions in our retail banking areas due to acquisitions and de novo growth, staff additions in our mortgage company and commercial real estate lending department, as well as normal merit increases. Occupancy expense increased $5.7 million as a result of the costs associated with expanding our branch network including the one time charge of $700,000 for the consolidation and closing of two Millennium branches. Professional fees increased $2.0 million for initiatives supporting the Company’s growth. Advertising increased $1.8 million due to marketing efforts relative to our business expansion and data processing increased $1.2 million primarily due to increased volume of accounts. These increases were partially offset by a reduction of $1.4 million in FDIC insurance premiums as the year ended December 31, 2009 included a $3.7 million special assessment on insured financial institutions to rebuild the Deposit Insurance Fund.
     Income Tax Expense. Income tax expense was $36.6 million for the year ended December 31, 2010, representing a 37.11% effective tax rate. For the year ended December 31, 2009, there was an income tax expense of $23.4 million representing a 40.04% effective tax rate. The decrease in the effective tax rate is due to the gain on bargain purchase which is not taxable and more revenue generated in states other than New Jersey.

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
Management of Market Risk
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
     We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable- rate first mortgages. At December 31, 2010, approximately 41.2% of our residential portfolio was in variable rate products, while 58.8% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
     We retain an independent, nationally recognized consulting firm who specializes in asset and liability management to complete our quarterly interest rate risk reports. We also retain a second nationally recognized consulting firm to prepare independently comparable interest rate risk reports for the purpose of validation. Both firms use a combination of analyses to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of immediately changed interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.
     The net interest income analysis uses data derived from an asset and liability analysis, described below, and applies several additional elements, including actual interest rate indices and margins, contractual limitations and the U.S. Treasury yield curve as of the balance sheet date. In addition we apply consistent parallel yield curve shifts (in both directions) to determine possible changes in net interest income if the theoretical yield curve shifts occurred gradually. Net interest income analysis also adjusts the asset and liability repricing analysis based on changes in prepayment rates resulting from the parallel yield curve shifts.
     Our asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of asset and liability but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.
     Quantitative Analysis. The table below sets forth, as of December 31, 2010, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

				Net Interest Income
	Net Portfolio Value(2)				Increase (Decrease) in
Change in		Estimated Increase		Estimated Net	Estimated Net Interest
Interest Rates	Estimated	(Decrease)		Interest	Income
(basis points)(1)	NPV	Amount	Percent	Income(3)	Amount	Percent
			(Dollars in thousands)
+ 200bp	$873,375	$(324,755)	(27.1)%	$299,708	$(17,726)	(5.6)%
0bp	$1,198,130	—	—	$317,434	—	—
- 100bp	$1,250,393	$52,263	4.4%	$324,118	$6,684	2.1%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
     The table set forth above indicates at December 31, 2010, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 27.1% decrease in NPV and a $17.7 million, or 5.6%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 4.4% increase in NPV and a $6.7 million, or 2.1%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
     Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans for the year ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the fiscal years ended June 30, 2009 and 2008 were $1.79 billion, $1.74 billion, $882.2 million, $1.19 billion, and $599.5 million, respectively. Principal repayments on securities for the year ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the fiscal years ended June 30, 2009 and 2008 were $443.4 million, $356.2 million, $194.5 million, $408.6 million, and $402.1 million, respectively. There were sales of securities during year ended December 31, 2010 of $12.0 million and no sales for the year and six month periods ended December 31, 2009 and year ended June 30, 2009. During the year ended June 30, 2008 we received proceeds from the sale of securities of $250,000.
     In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the year ended December 31, 2010 and 2009, six month period ended December 31, 2009 and for fiscal years ended June 30, 2009 and 2008 totaled $163.5 million, $51.5 million, $40.9 million, $39.1 million, and $23.7 million, respectively. Excluding deposits from the acquisition of Millennium bcpbank, total deposits had net increases of $301.2 million for the year ended December 31, 2010 and 2009, deposits increased $862.3 million excluding deposits from the Banco Popular and American Bancorp acquisition, for the six month period ended December 31, 2009, a net increase of $107.4 million excluding Banco Popular. Excluding deposits from the acquisition of American Bancorp, total deposits had net increases of $1.02 billion for the fiscal year ended June 30, 2009 and $202.1 million for fiscal year ended June 30, 2008. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
     Our net borrowings at December 31, 2010, December 31, 2009, and at June 30, 2009, 2008 increased/(decreased) $226.0 million, $(533) million (twelve month change), $(130) million (six month change), $570.0 million and $524.9 million, respectively. The increase in borrowings was largely due new loan originations outpacing the deposit growth and principal run-off from the securities portfolio.
     Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the year ended December 31, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal years ended June 30, 2009 and 2008, we originated loans of $2.06 billion, $1.41 billion, $914.3 million, $963.2 million, and $657.5 million, respectively. During the year ended December 31, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal years ended June 30, 2009 and 2008, we purchased loans of $1.07 billion, $895.0 million, $452.3 million, $1.26 billion, and $996.3 million, respectively. During the year ended December 31, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal years ended June 30, 2009 and 2008, we purchased securities of $350.8 million, $284.2 million, $180.0 million, $214.3 million, and $24.5 million, respectively. In addition, we utilized $24.5 million, $5.8 million, $2.4 million, $4.5 million, and $60.1 million, during the year ended December 31, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal years ended June 30, 2009 and 2008, respectively, to repurchase shares of our common stock under our stock repurchase plans.
     At December 31, 2010, we had $423.7 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $496.4 million in unused home equity, overdraft lines of credit, and undisbursed business and construction loans. Certificates of deposit due within one year of December 31, 2010 totaled $2.21 billion, or 32.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
     Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $76.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $602.7 million at December 31, 2010. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds At December 31, 2010, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2010 our borrowing capacity at the FHLB was $2.77 billion, of which $1.44 billion was outstanding. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily. In addition, the Bank had a 12-month commitment for overnight borrowings with other institutions totaling $50 million, of which no balance was outstanding at December 31, 2010.
     Investors Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, Investors Savings Bank exceeded all regulatory capital requirements. Investors Savings Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

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
     The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to	Three to	More than
Contractual Obligations	One Year	Three Years	Five Years	Five Years	Total
			(In thousands)
Other borrowed funds	$501,000	370,514	405,000	50,000	1,326,514
Repurchase agreements	250,000	250,000	—	—	500,000
Operating leases	7,961	13,958	13,140	41,196	76,255

Total	$758,961	634,472	418,140	91,196	1,902,769

Recent Accounting Pronouncements
     In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20 to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the ASU is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations. The disclosures required by this pronouncement can be found in Note 5 of the Notes to Consolidated Financial Statements.
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
     In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after

December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
     In June 2008, the FASB ratified ASC 840-10, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. ASC 840-10 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. ASC 840-10 is effective for fiscal years beginning after July 1, 2009. The adoption of ASC 840-10 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
     In February 2008, ASC 820-10, “Effective Date of ASC 820,” was issued. ASC 820-10 delayed the application of ASC 820 Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities until July 1, 2009. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.
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
     With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     (b) Changes in internal controls.
     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.
     (c) Management report on internal control over financial reporting.
     The management of Investors Bancorp Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Investors Bancorp’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
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
     Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
     Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This report appears on page 66.
     The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2011 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
     Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2011 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2010 Annual Meeting of Stockholders. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2011 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the 2011 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the 2011 Annual Meeting of Stockholders.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010, the six-month period ended December 31, 2009, and for each of the years in the two-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010, the six-month period ended December 31, 2009, and for each of the years in the two-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB, as of April 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Investors Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010, the six-month period ended December 31, 2009 and for each of the years in the two-year period ended June 30, 2009, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2011

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$76,224	73,606
Securities available-for-sale, at estimated fair value (notes 4 and 9)	602,733	471,243
Securities held-to-maturity, net (estimated fair value of $514,223 and $753,405 at December 31, 2010 and December 31, 2009, respectively) (notes 4 and 9)	478,536	717,441
Loans receivable, net (note 5)	7,917,705	6,615,459
Loans held-for-sale	35,054	27,043
Stock in the Federal Home Loan Bank	80,369	66,202
Accrued interest receivable (note 6)	40,541	36,942
Other Real Estate Owned	976	—
Office properties and equipment, net (note 7)	56,927	49,384
Net deferred tax asset (note 10)	128,210	117,143
Bank owned life insurance (note 1)	117,039	114,542
Intangible assets	39,004	31,668
Other assets	28,813	37,143

	$9,602,131	8,357,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 8)	$6,774,930	5,840,643
Borrowed funds (note 9)	1,826,514	1,600,542
Advance payments by borrowers for taxes and insurance	34,977	29,675
Other liabilities	64,431	36,743

Total liabilities	8,700,852	7,507,603

Commitments and contingencies (note 12)
Stockholders’ equity (notes 3 and 15):
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 112,851,127 and 114,448,888 outstanding at December 31, 2010 and December 31, 2009, respectively	532	532
Additional paid-in capital	533,720	530,133
Retained earnings	483,269	422,211
Treasury stock, at cost; 5,169,153 and 3,571,392 shares at December 31, 2010 and December 31, 2009, respectively	(62,033)	(44,810)
Unallocated common stock held by the employee stock ownership plan	(34,033)	(35,451)
Accumulated other comprehensive loss	(20,176)	(22,402)

Total stockholders’ equity	901,279	850,213

Total liabilities and stockholders’ equity	$9,602,131	8,357,816

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

			Six-Month Period
			Ended
	Year Ended December 31,		December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
	(In thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$383,531	328,482	172,575	304,678	229,634
Securities:
Government-sponsored enterprise obligations	710	1,049	453	1,587	4,662
Mortgage-backed securities	35,857	44,690	21,431	49,531	62,919
Equity securities available-for-sale	—	—	—	64	287
Municipal bonds and other debt	4,463	5,763	1,446	8,703	10,935
Interest-bearing deposits	238	700	346	393	974
Repurchase agreements	—	—	—	—	162
Federal Home Loan Bank stock	3,904	3,701	2,021	3,104	3,234

Total interest and dividend income	428,703	384,385	198,272	368,060	312,807

Interest expense:
Deposits (note 8)	90,811	123,002	56,577	129,362	152,745
Borrowed funds	68,482	69,094	33,894	72,562	54,950

Total interest expense	159,293	192,096	90,471	201,924	207,695

Net interest income	269,410	192,289	107,801	166,136	105,112
Provision for loan losses (note 5)	66,500	39,450	23,425	29,025	6,646

Net interest income after provision for loan losses	202,910	152,839	84,376	137,111	98,466

Non-interest income (loss):
Fees and service charges	8,757	4,660	2,938	3,174	3,022
Income on bank owned life insurance (note 1)	2,497	2,227	1,301	2,910	3,972
Gain on sales of mortgage loans, net	12,785	8,731	4,454	4,343	605
Gain (loss) on securities, net (note 4)(a)	35	(1,407)	(112)	(159,266)	(682)
Other income	2,451	624	426	409	456

Total non-interest income (loss)	26,525	14,835	9,007	(148,430)	7,373

Non-interest expenses:
Compensation and benefits (note 11)	72,953	63,055	32,713	60,085	53,886
Advertising and promotional expense	5,572	3,735	1,860	3,635	2,736
Office occupancy and equipment expense (notes 7 and 12)	19,632	13,900	7,778	11,664	10,888
Federal deposit insurance premiums	10,650	12,015	4,815	8,557	445
Stationery, printing, supplies and telephone	2,899	2,422	1,369	2,088	1,869
Professional fees	4,970	2,990	1,861	2,319	2,008
Data processing service fees	6,276	5,082	2,729	4,588	4,730
Other operating expenses	7,861	5,919	3,375	4,863	4,218

Total non-interest expenses	130,813	109,118	56,500	97,799	80,780

Income (loss) before income tax expense (benefit)	98,622	58,556	36,883	(109,118)	25,059
Income tax expense (benefit) (note 10)	36,603	23,444	14,321	(44,200)	9,030

Net income (loss)	$62,019	35,112	22,562	(64,918)	16,029

Basic earnings (loss) per share	$0.57	0.33	0.21	(0.62)	0.15
Diluted earnings (loss) per share	$0.56	0.33	0.21	(0.62)	0.15
Weighted average shares outstanding (note 18)
Basic	109,713,516	107,550,061	109,862,617	104,530,402	105,447,910
Diluted	109,878,252	107,618,226	109,989,048	104,530,402	105,601,764

(a)	Loss on securities of $35.7 million in fiscal year ended June 30, 2009 was determined to be a non-credit related other than temporary impairment charge upon the adoption of ASC 320. For the six-month period ended December 31, 2009, a $1.1 million non-credit related loss is reflected in accumulated other comprehensive income.
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2010, Six-Months Ended December 31, 2009 and
Years ended June 30, 2009 and 2008

					Unallocated
					Common	Accumulated
		Additional			Stock	Other	Total
	Common	Paid-in	Retained	Treasury	Held by	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	ESOP	Loss	Equity
	(In thousands)
Balance at June 30, 2007	$532	506,026	470,205	(70,973)	(38,996)	(7,935)	858,859
Comprehensive income:
Net income	—	—	16,029	—	—	—	16,029
Change in funded status of postretirement plan due to plan curtailment and settlement, net of tax expense of $891	—	—	—	—	—	1,337	1,337
Change in funded status of retirement obligations, net of tax benefit of $107	—	—	—	—	—	(169)	(169)
Unrealized loss on securities available-for-sale, net of tax expense of $260	—	—	—	—	—	(208)	(208)
Reclassification adjustment for losses included in net income	—	—	—	—	—	679	679

Total comprehensive income							17,668

Cumulative effect adjustment upon adoption of FIN 48	—	—	300	—	—	—	300
Purchase of treasury stock (4,339,530 shares)	—	—	—	(60,124)	—	—	(60,124)
Treasury stock allocated to restricted stock plan	—	(1,830)	(290)	2,120	—	—	—
Compensation cost for stock options and restricted stock	—	9,814	—	—	—	—	9,814
ESOP shares allocated or committed to be released	—	603	—	—	1,418	—	2,021

Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538
Comprehensive income:
Net loss	—	—	(64,918)	—	—	—	(64,918)
Change in funded status of retirement obligations, net of tax benefit of $431	—	—	—	—	—	(638)	(638)
Unrealized gain on securities available-for-sale, net of tax expense of $728	—	—	—	—	—	808	808
Reclassification adjustment for losses included in net income	—	—	—	—	—	457	457

Total comprehensive loss							(64,291)

Cumulative effect of initial application of ASC 320 on other- than-temporary-impairment net of tax benefit of $14,577	—	—	21,108	—	—	(21,108)	—
Common stock issued out of treasury stock to finance acquisition (6,503,897 shares)	—	—	(42,520)	93,250	—	—	50,730
Purchase of treasury stock (947,633 shares)	—	—	—	(8,673)	—	—	(8,673)
Treasury stock allocated to restricted stock plan	—	(1,711)	(242)	1,953	—	—	—
Compensation cost for stock options and restricted stock	—	11,330	—	—	—	—	11,330
ESOP shares allocated or committed to be released	—	231	—	—	1,418	—	1,649

Balance at June 30, 2009	$532	524,463	399,672	(42,447)	(36,160)	(26,777)	819,283
Comprehensive income:
Net income	—	—	22,562	—	—	—	22,562
Change in funded status of retirement obligations, net of tax expense of $645	—	—	—	—	—	969	969
Unrealized gain on securities available-for-sale, net of tax expense of $1,875	—	—	—	—	—	2,917	2,917
Reclassification adjustment for losses included in net income, net of tax expense of $37	—	—	—	—	—	54	54
Other-than-temporary impairment accretion on debt securities, net of tax expense of $300	—	—	—	—	—	435	435

Total comprehensive income	—	—	—	—	—	—	26,937

Purchase of treasury stock (248,132 shares)	—	—	—	(2,436)	—	—	(2,436)
Treasury stock allocated to restricted stock plan	—	(50)	(23)	73	—	—	—
Compensation cost for stock options and restricted stock	—	5,708	—	—	—	—	5,708
ESOP shares allocated or committed to be released	—	12	—	—	709	—	721

Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213
Comprehensive income:
Net income	—	—	62,019	—	—	—	62,019
Change in funded status of retirement obligations, net of tax expense of $573	—	—	—	—	—	857	857
Unrealized gain on securities available-for-sale, net of tax expense of $254	—	—	—	—	—	419	419
Reclassification adjustment for gains included in net income, net of tax expense of $11	—	—	—	—	—	(15)	(15)
Other-than-temporary impairment accretion on debt securities, net of tax expense of $666	—	—	—	—	—	965	965

Total comprehensive income	—	—	—	—	—	—	64,245

Purchase of treasury stock (2,092,960 shares)	—	—	—	(24,458)	—	—	(24,458)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	9,489	—	—	—	—	9,489
ESOP shares allocated or committed to be released	—	370	—	2	1,418	—	1,790

Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

			Six-Month Period
	Year Ended December 31,		Ended December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$62,019	35,112	22,562	(64,918)	16,029
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	11,279	13,144	6,429	12,979	11,835
Accretion of discounts and amortization of premiums on securities, net	5,009	2,464	3,242	(520)	993
Amortization of premiums and accretion of fees and costs on loans, net	8,366	8,914	3,564	6,599	2,389
Amortization of intangible assets	979	436	366	70	—
Provision for loan losses	66,500	39,450	23,425	29,025	6,646
Depreciation and amortization of office properties and equipment	4,732	3,700	1,980	2,725	2,760
(Gain)/loss on securities, net	(35)	1,407	112	159,266	682
Mortgage loans originated for sale	(695,968)	(838,183)	(288,647)	(753,264)	(139,487)
Proceeds from mortgage loan sales	698,253	841,550	325,928	712,295	133,688
Gain on sales of mortgage loans, net	(10,296)	(6,910)	(2,633)	(4,343)	(605)
Gain on sale of REO	—	(38)	(38)	—	—
Gain on bargain purchase	(1,846)	—	—	—	—
Income on bank owned life insurance	(2,497)	(2,227)	(1,301)	(2,910)	(3,972)
(Increase) decrease in accrued interest receivable	(2,913)	(1,559)	349	(7,123)	(2,898)
Deferred tax benefit	(14,441)	2,523	1,595	(65,275)	(1,602)
Decrease (increase) in other assets	5,886	(36,613)	(36,604)	242	(1,742)
Increase (decrease) in other liabilities	28,445	(11,647)	(19,394)	14,232	(1,038)

Total adjustments	101,453	16,411	18,373	103,998	7,649

Net cash provided by operating activities	163,472	51,523	40,935	39,080	23,678

Cash flows from investing activities:
Purchases of loans receivable	(1,070,203)	(894,989)	(452,295)	(1,264,804)	(996,320)
Net (originations) repayments of loans receivable	(308,379)	300,768	(66,342)	226,936	(58,005)
Net proceeds from sale of foreclosed real estate	—	106	106	—	138
Proceeds from sale of non performing loan	2,984	21,178	21,178	—	—
Gain on disposition of loans held for investment	(2,489)	(1,820)	(1,820)	—	—
Mortgage-backed securities available-for-sale received in like-kind exchange	—	3,911	—	—	—
Purchases of mortgage-backed securities held-to-maturity	(3,690)	—	—	—	—
Purchases of debt securities held-to-maturity	(3,884)	—	—	—	(23,118)
Purchases of mortgage-backed securities available for sale	(343,073)	(283,942)	(179,756)	(104,186)	—
Purchases of other investments available-for-sale	(150)	(250)	(250)	(100)	(1,400)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	247,896	251,965	125,721	221,680	247,018
Proceeds from calls/maturities on debt securities held-to-maturity	2,415	2,601	2,660	19,553	98,876
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	168,052	96,658	61,110	56,345	56,205
Proceeds from sales of mortgage-backed securities held-to-maturity	—	—	—	—	—
Proceeds from sales of mortgage-backed securities available-for-sale	12,004	—	—	—	—
Proceeds from maturities of US Government and Agency Obligations available-for-sale	25,000	5,000	5,000	—	—
Purchase of US Government and Agency Obligations held to maturity	—	(109,997)	—	(109,997)	—
Proceeds from maturities of US Government and Agency Obligations held to maturity	170	120,275	155	120,120	—
Redemption of equity securities available-for-sale	—	(3,911)	—	863	—
Proceeds from sales of equity securities available-for-sale	—	—	—	—	250
Proceeds from call of equity securities available-for-sale	—	—	—	—	—
Proceeds from redemptions of Federal Home Loan Bank stock	42,323	33,527	10,756	53,349	35,208
Purchases of Federal Home Loan Bank stock	(56,490)	(10,627)	(4,905)	(61,950)	(62,074)
Purchases of office properties and equipment	(10,393)	(9,372)	(5,122)	(9,055)	(3,818)
Purchase of bank owned life insurance	—	—	—	—	—
Cash consideration paid for acquisitions, net of cash received	629,081	216,719	220,944	(4,225)	—

Net cash used in investing activities	(668,826)	(262,200)	(262,860)	(855,471)	(707,040)

Cash flows from financing activities:
Net increase in deposits	301,156	862,280	107,387	1,017,256	202,087
Net (decrease) increase in funds borrowed under short-term repurchase agreements	—	—	—	(25,000)	(135,000)
Proceeds from funds borrowed under other repurchase agreements	—	35,000	—	90,000	640,000
Repayments of funds borrowed under other repurchase agreements	(250,000)	(195,000)	(110,000)	(205,000)	(210,000)
Net (decrease) increase in other borrowings	475,972	(444,750)	(20,013)	235,249	229,873
Net increase in advance payments by borrowers for taxes and insurance	5,302	5,879	2,836	3,299	3,767
Purchase of treasury stock	(24,458)	(5,818)	(2,436)	(4,479)	(60,124)

Net cash (used in) provided by financing activities	507,972	257,591	(22,226)	1,111,325	670,603

Net (decrease) increase in cash and cash equivalents	2,618	46,914	(244,151)	294,934	(12,759)
Cash and cash equivalents at beginning of year	73,606	26,692	317,757	22,823	35,582

Cash and cash equivalents at end of year	$76,224	73,606	73,606	317,757	22,823

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$976	68	68	—	138
Cash paid during the year for:
Interest	$160,024	194,010	91,055	201,081	205,660
Income taxes	$53,670	28,748	14,574	22,989	9,217
Fair value of assets acquired	$2,742	631,077	2,230	628,847	—
Goodwill and core deposit intangible	$1,981	26,399	4,850	21,549	—
Liabilities assumed	$633,804	823,464	228,024	595,440	—
Common stock issued for American Bancorp of NJ acquisition	$—	50,730	—	50,730	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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

Effective December 31, 2009, the Company changed its fiscal year end from June 30 to December 31. The six month period ended December 31, 2009 was the Company’s transitional period for its change in fiscal year end.

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

Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $5.2 million at December 31, 2010 and $2.0 million at December 31, 2009. Prior to October 2008, we did not receive interest on our cash reserves at the Federal Reserve Bank.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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

Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $108.6 million at December 31, 2010 and $106.7 million at December 31, 2009, claims stabilization reserve of $8.1 million at December 31, 2010 and $7.2 million at December 31, 2009, and deferred acquisition costs of $342,000 at December 31, 2010 and $685,000 at December 31, 2009. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at December 31, 2010 and 2009.

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

At December 31, 2010, the carrying amount of our goodwill totaled $21.6 million. On November 1, 2010, we performed our annual goodwill impairment test and determined the estimated fair value of our reporting unit to be in excess of its carrying amount. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting until below its carrying amount. No events that have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting until below its carrying amount.

Mortgage Servicing Rights. The Company recognizes as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial asset recognized for originated mortgage servicing rights (MSR) is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years.
(j)	Real Estate Owned

Real estate owned (REO) consists of properties acquired through foreclosure or deed in lieu of foreclosure. Such assets are carried at the lower of cost or fair value, less estimated selling costs, based on independent appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, decreases in the properties’ estimated fair value which are charged to income along with any additional property maintenance and protection expenses incurred in owning the property.

(k)	Borrowed Funds

The Bank obtains advances from the FHLB, which are secured primarily by stock in the FHLB, and mortgage loans and mortgage-backed securities under a blanket collateral pledge agreement.

The Bank also enters into sales of securities under agreements to repurchase with selected brokers and the FHLB. The securities underlying the agreements are delivered to the counterparty who agrees to resell to the Bank the identical securities at the maturity or call of the agreement. These agreements are recorded as financing transactions, as the Bank maintains effective control over the transferred securities, and no gain or loss is recognized. The dollar amount of the securities underlying the agreements continues to be carried in the Bank’s securities portfolio. The obligations to repurchase the securities are reported as a liability in the consolidated balance sheets.

(l)	Income Taxes

The Company records income taxes in accordance with Accounting Standard Codification (ASC) 740 “Income Taxes,” as amended, using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
On October 15, 2010, the Company completed the acquisition of Millennium bcpbank (“Millennium”) deposit franchise. In this transaction the Company acquired approximately $600 million of deposits and seventeen branch offices in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805, “Business Combinations,” as amended. The transaction resulted in a bargain purchase gain of $1.8 million, net of tax. In a separate transaction the Company purchased a portion of Millennium’s performing loan portfolio and entered into a Loan Servicing Agreement to service those loans it did not purchase. Upon acquisition, the Company entered into a definitive agreement with a third party to sell the Massachusetts branch offices. The four branches, with deposits of approximately $85 million, will be sold for a premium of 0.11%. This transaction is subject to regulatory approval.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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

Stock Repurchase Programs

At its January 2008 meeting, the Board of Directors approved a third share repurchase program which authorizes the repurchase of an additional 10% of the Company’s publicly-held outstanding common stock, or 4,307,248 shares. Under the stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. During the year ended December 31, 2010, the Company purchased 2,092,960 shares at a cost of $24.5 million, or approximately $11.69 per share. Of the shares purchased through December 31, 2010, 2,428,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use. At December 31, 2010, there are 785,844 shares yet to be purchased under the current plan.
(4)	Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities are as follows:

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

	At December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
Equity securities	$2,025	207	—	2,232
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	248,403	3,485	3,553	248,335
Federal National Mortgage Association	306,745	4,297	2,085	308,957
Government National Mortgage Association	9,202	243	—	9,445
Non-agency securities	34,640	532	1,408	33,764

Total mortgage-backed securities available for sale	598,990	8,557	7,046	600,501

Total securities available-for-sale	$601,015	8,764	7,046	602,733

Held-to-maturity
Debt securities:
Government Sponsored Enterprises	$15,200	246	—	15,446
Municipal bonds	13,951	46	90	13,907
Corporate and other debt securities	23,552	19,330	1,593	41,289

	52,703	19,622	1,683	70,642

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	210,544	7,964	278	218,230
Federal National Mortgage Association	166,251	9,218	13	175,456
Government National Mortgage Association	3,243	287	—	3,530
Federal housing authorities	2,324	152	—	2,476
Non-agency securities	43,471	573	155	43,889

Total mortgage-backed securities held-to-maturity	425,833	18,194	446	443,581

Total securities held-to-maturity	$478,536	37,816	2,129	514,223

Total securities	$1,079,551	46,580	9,175	1,116,956

	At December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
Equity securities	$1,832	221	—	2,053
GSE debt securities	25,013	26	—	25,039
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	206,877	2,725	80	209,522
Federal National Mortgage Association	158,678	2,197	448	160,427
Government National Mortgage Association	10,504	25	79	10,450
Non-agency securities	67,290	284	3,822	63,752

Total mortgage-backed securities available for sale	443,349	5,231	4,429	444,151

Total securities available-for-sale	$470,194	5,478	4,429	471,243

Held-to-maturity
Debt securities:
Government Sponsored Enterprises	$15,226	731	1	15,956
Municipal bonds	10,259	196	4	10,451
Corporate and other debt securities	21,411	18,015	1,617	37,809

	46,896	18,942	1,622	64,216

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	358,998	10,565	159	369,404
Government National Mortgage Association	3,880	277	—	4,157
Federal National Mortgage Association	236,109	9,268	24	245,353
Federal housing authorities	2,549	231	—	2,780
Non-agency securities	69,009	47	1,561	67,495

Total mortgage-backed securities held-to-maturity	670,545	20,388	1,744	689,189

Total securities held-to-maturity	$717,441	39,330	3,366	753,405

Total securities	$1,187,635	44,808	7,795	1,224,648

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. The current mortgage market conditions reflecting credit quality concerns have not had a significant impact on our non-GSE securities. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices.
Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009, were as follows:

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$99,704	3,553	—	—	99,704	3,553
Federal National Mortgage Association	134,853	2,085	—	—	134,853	2,085
Non-agency securities	—	—	12,226	1,408	12,226	1,408

Total available-for sale	234,557	5,638	12,226	1,408	246,783	7,046

Held-to-maturity:
Debt securities:
Municipal bonds	—	—	7,699	90	7,699	90
Corporate and other debt securities	185	806	825	787	1,010	1,593

	185	806	8,524	877	8,709	1,683

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	2,034	8	20,413	270	22,447	278
Federal National Mortgage Association	—	—	2,067	13	2,067	13
Non-agency securities	2,960	149	4,558	6	7,518	155

	4,994	157	27,038	289	32,032	446

Total held-to-maturity	5,179	963	35,562	1,166	40,741	2,129

Total	$239,736	6,601	47,788	2,574	287,524	9,175

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$33,595	80	—	—	33,595	80
Federal National Mortgage Association	63,527	446	16	2	63,543	448
Government National Mortgage Association	10,168	79	—	—	10,168	79
Non-agency securities	4,563	370	26,736	3,452	31,299	3,822

Total available-for sale	111,853	975	26,752	3,454	138,605	4,429

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	—	—	225	1	225	1
Municipal bonds	—	—	1,035	4	1,035	4
Corporate and other debt securities	1,024	1,617	—	—	1,024	1,617

	1,024	1,617	1,260	5	2,284	1,622

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,860	159	—	—	5,860	159
Federal National Mortgage Association	2,699	5	5,392	19	8,091	24
Non-agency securities	16,352	257	42,308	1,304	58,660	1,561

	24,911	421	47,700	1,323	72,611	1,744

Total held-to-maturity	25,935	2,038	48,960	1,328	74,895	3,366

Total	$137,788	3,013	75,712	4,782	213,500	7,795

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
For our debt securities that have an estimated fair value less than the amortized cost basis, the gross unrealized losses were primarily in our available-for-sale mortgage-backed securities, which accounted for 76.8% of the gross unrealized losses at December 31, 2010. The total estimated fair value of our available-for-sale mortgage-backed securities represented 53.8% of our total investment portfolio at December 31, 2010. The estimated fair value of our non-agency mortgage-backed and our corporate and other debt securities portfolios have been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities.

Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set forth in the investment policy of the Company at the time of purchase. At December 31, 2010, the significant portion of the portfolio was comprised of 23 non-agency mortgage-backed securities with an amortized cost of $78.1 million and an estimated fair value of $77.7 million. These securities were originated in the period 2002-2004 and substantially all are performing in accordance with contractual terms. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds, in conjunction with the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of December 31, 2010. Under certain stress scenarios estimated future losses may arise. Management determined that no additional other-than-temporary impairment existed as of December 31, 2010.

Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, (TruPS) principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to adverse economic conditions, the majority of these securities have been downgraded below investment grade. At December 31, 2010, the amortized cost and estimated fair values of the trust preferred portfolio was $23.6 million and $41.3 million, respectively. Through the use of a valuation specialist, we evaluated the credit and performance of each underlying issuer by deriving probabilities and assumptions for default, recovery and prepayment/ amortization for the expected cashflows for each security. At December 31, 2010, management deemed that the present value of projected cashflows for each security was greater than the book value and did not recognize any OTTI charges for the year ended December 31, 2010. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of December 31, 2010. In addition, at December 31, 2010 the Company held 2 pooled trust preferred securities with a book value of $4.0 million and a fair value of $6.4 million which are investment grade. The Company does not own any single-issuer trust preferred securities.

						Current Deferrals	Expected Deferrals	Excess
					Number of Issuers	and Defaults as a	and Defaults as %	Subordination as a
(Dollars in 000’s)				Unrealized Gains	Currently	% of Total	of Remaining	% of Performing	Moody’s/ Fitch
Description	Class	Book Value	Fair Value	(Losses)	Performing	Collateral (1)	Collateral (2)	Collateral (3)	Credit Ratings

Alesco PF II	B1	$182.8	$312.7	$129.9	33	20.3%	17.8%	0.0%	Ca / C
Alesco PF III	B1	378.2	699.5	321.3	37	25.6%	17.6%	0.0%	Ca / C
Alesco PF III	B2	151.4	279.8	128.4	37	25.6%	17.6%	0.0%	Ca / C
Alesco PF IV	B1	251.4	229.4	(22.0)	44	25.4%	20.8%	0.0%	C / C
Alesco PF VI	C2	334.8	851.5	516.7	44	27.7%	22.3%	0.0%	Ca / C
MM Comm III	B	1,056.3	3,633.6	2,577.3	7	41.2%	12.9%	12.8%	Ba1 / CC
MM Comm IX	B1	53.2	25.3	(27.9)	19	26.5%	29.0%	0.0%	Caa3 / C
MMCaps XVII	C1	801.5	1,906.8	1,105.3	42	7.5%	18.5%	0.0%	Ca / C
MMCaps XIX	C	410.7	4.5	(406.2)	29	28.4%	26.6%	0.0%	C / C
Tpref I	B	1,087.0	2,185.7	1,098.7	14	37.4%	19.8%	0.0%	Ca / D
Tpref II	B	2,450.9	4,531.2	2,080.3	19	26.9%	26.3%	0.0%	Caa3 / C
US Cap I	B2	549.0	1,269.3	720.3	36	8.3%	14.9%	0.0%	Caa1 / C
US Cap I	B1	1,625.5	3,807.9	2,182.4	36	8.3%	14.9%	0.0%	Caa1 / C
US Cap II	B1	796.5	2,309.0	1,512.5	47	11.8%	15.9%	0.0%	Ca / C
US Cap III	B1	976.4	2,001.8	1,025.4	35	20.4%	14.1%	0.0%	Ca / C
US Cap IV	B1	779.1	126.0	(653.1)	47	30.6%	26.9%	0.0%	C / D
Trapeza XII	C1	815.1	909.6	94.5	35	18.9%	23.2%	0.0%	C / C
Trapeza XIII	C1	771.3	1,266.0	494.7	43	14.8%	26.9%	0.0%	Ca / C
Pretsl IV	Mezzanine	113.6	127.8	14.2	5	27.1%	16.0%	19.0%	Ca / CCC
Pretsl V	Mezzanine	6.1	14.4	8.3	0	65.5%	0.0%	0.0%	Caa3 / D
Pretsl VII	Mezzanine	1,035.2	1,602.0	566.8	6	37.4%	72.6%	0.0%	Ca / C
Pretsl XV	B1	623.3	970.2	346.9	55	23.2%	20.8%	0.0%	C / C
Pretsl XVII	C	364.9	311.0	(53.9)	37	19.0%	27.1%	0.0%	Ca / C
Pretsl XVIII	C	773.5	1,612.9	839.4	60	17.4%	15.0%	0.0%	Ca / C
Pretsl XIX	C	296.2	462.3	166.1	55	18.6%	17.1%	0.0%	C / C
Pretsl XX	C	170.9	76.9	(94.0)	48	22.8%	18.0%	0.0%	C / C
Pretsl XXI	C1	248.2	320.2	72.0	54	23.5%	22.5%	0.0%	C / C
Pretsl XXIII	A-FP	1,692.4	2,519.1	826.7	98	19.1%	18.9%	18.3%	B1 / B
Pretsl XXIV	C1	409.5	103.5	(306.0)	65	24.3%	24.5%	0.0%	Ca / C
Pretsl XXV	C1	163.0	133.3	(29.7)	54	22.3%	23.1%	0.0%	C / C
Pretsl XXVI	C1	148.0	240.9	92.9	56	24.2%	19.0%	0.0%	C / C

		$19,515.9	$34,844.1	$15,328.2

(1)	At December 31, 2010, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 9.5%.

(2)	At December 31, 2010, assumed recoveries for expected deferrals and defaulted issuers ranged from 6.2% to 12.4%.

(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to payoff a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
The following table presents the changes in the credit loss component of the amortized cost of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Year Ended
	December 31,
	2010	2009
		(Unaudited)
	(In thousands)
Balance of credit-related OTTI, beginning of period	$122,410	121,110
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	1,300
Reductions	—	—

Balance at end of year	$122,410	122,410

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
At December 31, 2010, noncredit-related OTTI was $33.3 million ($19.7 million after-tax) on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. As of April 1, 2009, we reclassified $21.1 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings. During the year ended December 31, 2009, the Company recorded $1.3 million pre-tax credit related OTTI charge on TruPs.
There were no sales from the held-to-maturity portfolio during the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and for the years ended June 30, 2009 and 2008; however, the Company realized a $3,000 loss and an $18,000 gain on the call of debt securities for the years ended December 31, 2010 and June 30, 2008, respectively.
For year ended December 31, 2010, proceeds from sales of securities from the available-for-sale portfolio were $12.0 million, which resulted in gross realized gains and gross realized losses of $284,000 and $258,000, respectively. In addition, the Company realized a $30,000 loss on paydowns of securities previously written down through OTTI and gross realized gains and gross realized losses of $56,000 and $14,000, respectively, on capital funds. There were no sales from the available-for-sale portfolio during the six month period ended December 31, 2009 and for the year ended June 30, 2009. For the year ended June 30, 2008, proceeds from sales of securities from the available-for-sale portfolio was $250,000, which resulted in gross realized losses of $27,000.
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. The amortized cost and estimated fair value of all other debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer.

	December 31, 2010
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$20,049	20,290
Due after one year through five years	3,752	3,792
Due after five years through ten years	220	221
Due after ten years	28,682	46,339

Total	$52,703	70,642

A portion of the Company’s securities are pledged to secure borrowings. See Note 9 for additional information.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
(5) Loans Receivable, Net
Loans receivable, net are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Residential mortgage loans:
One- to four-family	$4,922,901	4,756,042
FHA	16,343	17,514
Multi-family loans	1,161,874	612,743
Commercial real estate loans	1,225,256	730,012
Construction loans	347,825	334,480
Commercial & industrial loans	60,903	23,159
Consumer and other loans	259,757	178,177

Total loans	7,994,859	6,652,127

Premiums on purchased loans, net	22,021	22,958
Deferred loan fees, net	(8,244)	(4,574)
Allowance for loan losses	(90,931)	(55,052)

	$7,917,705	6,615,459

A substantial portion of the Company’s loans are secured by real estate located in New Jersey and surrounding states. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. See Note 12 for further discussion of concentration of credit risk.
An analysis of the allowance for loan losses is as follows:

			Six Month
			Period Ended
	Year Ended December 31,		December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(unaudited)
	(In thousands)
Balance at beginning of year	$55,052	26,549	46,608	13,565	6,951

Loans charged off	(30,829)	(15,034)	(15,025)	(25)	(33)
Recoveries	208	44	44	—	1

Net charge-offs	(30,621)	(14,990)	(14,981)	(25)	(32)
Allowance from acquisition	—	4,043	—	4,043	—
Provision for loan losses	66,500	39,450	23,425	29,025	6,646

Balance at end of year	$90,931	55,052	55,052	46,608	13,565

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

	Residential	Multi-		Construction	Commercial and	Consumer and Other
	Mortgage	Family	Commercial	Loans	Industrial Loans	Loans	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Beginning balance	$13,741	3,227	10,208	25,194	558	510	1,614	55,052
Charge-offs	(6,432)	(829)	(98)	(23,160)	(269)	(41)	—	(30,829)
Recoveries	124	—	—	83	1	—	—	208
Provision	13,056	8,056	6,322	32,552	1,899	397	4,218	66,500

Ending balance	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931

Ending balance
Individually evaluated for impairment	$1,214	—	—	3,775	—	—	—	4,989
Collectively evaluated for impairment	19,275	10,454	16,432	30,894	2,189	866	5,832	85,942
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931

Loans:
Ending balance
Individually evaluated for impairment	$4,822			64,453	—	—	—	69,275
Collectively evaluated for impairment	4,933,813	1,161,874	1,223,479	276,306	60,798	259,548	—	7,915,818
Loans acquired with deteriorated credit quality	609	—	1,777	7,066	105	209	—	9,766

	$4,939,244	1,161,874	1,225,256	347,825	60,903	259,757	—	7,994,859

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For non-homogeneous loans, such as commercial and commercial real estate loans the Company analyzes the loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
Pass — Pass assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.
Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
Substandard — A “substandard” asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
Doubtful — An asset classified “doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
Loss — An asset or portion thereof, classified Loss is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.
As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
			(In thousands)
Multi-Family	$1,122,102	2,202	37,570	—	—	1,161,874
Commercial	1,183,831	16,616	24,809	—	—	1,225,256
Construction Loans	143,669	32,185	162,255	9,716	—	347,825
Commercial and Industrial	54,068	465	6,370	—	—	60,903

Total	$2,503,670	51,468	231,004	9,716	—	2,795,858

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. A specific reserve is established for residential loans meeting this criteria if the net realizable value is determined to be less than the loan balance. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010:

	Performing	Non-accrual	Total
		(In thousands)
Residential	$4,865,594	73,650	4,939,244
Consumer and other	258,724	1,033	259,757

Total	$5,124,318	74,683	5,199,001

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

						Total
				Total Past		Loans
	30-59 Days	60-89 Days	Greater than 90 Days	Due	Current	Receivable
				(In thousands)
Residential Mortgage	$16,510	11,890	73,650	102,050	4,837,194	4,939,244
Multi-Family	4,678	12,898	2,748	20,324	1,141,550	1,161,874
Commercial	709	502	3,899	5,110	1,220,146	1,225,256
Construction Loans	—	7,850	82,735	90,585	257,240	347,825
Commercial and Industrial	150	640	1,829	2,619	58,284	60,903
Consumer and Other	1,260	196	1,033	2,489	257,268	259,757

Total	$23,307	33,976	165,894	223,177	7,771,682	7,994,859

Included in loans receivable were non-accrual loans totaling $165.9 million at December 31, 2010 and $120.2 million at December 31, 2009. During the year ended December 31, 2010 and 2009, six month period ended December 31, 2009 and the year ended June 30, 2009, the total amount of interest income received on non-accrual loans outstanding totaled $1.9 million, $2.0 million (unaudited), $1.0 million, and $1.1 million, respectively, and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms totaled $8.1 million, $4.9 million (unaudited), $2.3 million, and $7.5 million, respectively. During the years ended June 30, 2008, the total amount of interest income received on non-accrual loans outstanding and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms were immaterial. The Company has no loans past due 90 days or more that are still accruing interest

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
At December 31, 2010 and 2009 loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $69.3 million, and $48.4 million, respectively, with allocations of the allowance for loan losses of $5.0 million, and $6.1 million, respectively. During the year ended December 31, 2010 and 2009, six month period ended December 31, 2009 and the year ended June 30, 2009, interest income received and recognized on these loans totaled $206,000, $1.8 million (unaudited) $680,000 and $534,000, respectively. For the year ended June 30, 2008, the interest income received and recognized on these loans was immaterial. The average balance of impaired loans was $54.8 million, $50.0 million (unaudited), $58.2 million, $48.2 million, and $2.2 million during the year ended December 31, 2010 and 2009, six month period ended December 31, 2009 and years ended June 30, 2009, and 2008, respectively. At December 31, 2010 there are 13 residential loans totaling $4.8 million which are deemed troubled debt restructurings. These loans are performing under the restructured terms.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance:
Residential Mortgage	$288	288	—	—	8
Multi-Family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction Loans	26,146	42,936	—
Commercial and Industrial	—	—	—	—	—
Consumer and Other	—	—	—	—	—

With an allowance recorded:
Residential Mortgage	4,534	4,534	1,214	—	176
Multi-Family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction Loans	38,307	46,557	3,775		22
Commercial and Industrial	—	—	—	—	—
Consumer and Other	—	—	—	—	—

Total:
Residential Mortgage	4,822	4,822	1,214	—	184
Multi-Family	—	—	—	—	—
Commercial	—	—	—	—	22
Construction Loans	64,453	89,493	3,775
Commercial and Industrial	—	—	—	—	—
Consumer and Other	—	—	—	—	—

Total impaired loans	$69,275	94,315	4,989	—	206

During the year ended June 30, 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $979.8 million, $620.4 million, $365.7 million and $62.6 million at December 31, 2010, December 31, 2009, June 30, 2009 and 2008, respectively, all of which relate to residential mortgage loans. At December 31, 2010 and 2009, the servicing asset, included in intangible assets, had an estimated fair value of $9.3 million and $5.5 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 9.0%, a weighted average constant prepayment rate on mortgages of 12.9% and a weighted average life of 5.9 years.
(6) Accrued Interest Receivable
Accrued interest receivable is summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Securities	$4,221	4,543
Loans receivable	36,320	32,399

	$40,541	36,942

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
(7) Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Land	$9,339	9,339
Office buildings	24,499	23,637
Leasehold improvements	23,449	17,239
Furniture, fixtures and equipment	22,253	17,131
Construction in process	1,653	3,190

	81,193	70,536
Less accumulated depreciation and amortization	24,266	21,152

	$56,927	49,384

Depreciation and amortization expense for the year ended December 31, 2010 and 2009, six month period ended December 31, 2009 and years ended June 30, 2009 and 2008 was $4.7 million, $3.7 million (unaudited), $2.0 million, $2.7 million and $2.8 million, respectively.
(8) Deposits
Deposits are summarized as follows:

	December 31,
	2010			2009
	Weighted		%	Weighted		%
	Average		of	Average		of
	Rate	Amount	Total	Rate	Amount	Total
			(Dollars in thousands)
Savings	0.93%	$1,135,091	16.75%	1.64%	$877,421	15.02%
Checking accounts	0.37	1,367,282	20.18	0.81	927,675	15.88
Money market deposits	0.81	832,514	12.29	1.26	742,618	12.72

Total transaction accounts	0.65	3,334,887	49.22	1.21	2,547,714	43.62
Certificates of deposit	1.78	3,440,043	50.78	2.18	3,292,929	56.38

Total deposits	1.22%	$6,774,930	100.00%	1.77%	$5,840,643	100.00%

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2010	2009
	(In thousands)
Within one year	$2,205,311	2,373,901
One to two years	989,792	610,301
Two to three years	86,884	188,260
Three to four years	80,851	29,516
After four years	77,205	90,951

	$3,440,043	3,292,929

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.25 billion and $1.10 billion at December 31, 2010 and December 31, 2009.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
Interest expense on deposits consists of the following:

			Six Month Period
	Year Ended December 31,		Ended December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
	(In thousands)
Savings	$13,958	14,533	7,615	10,568	7,718
Checking accounts	6,406	13,252	4,426	11,668	7,329
Money market deposits	7,299	7,834	4,392	6,466	5,005
Certificates of deposit	63,148	87,383	40,144	100,660	132,693

	$90,811	123,002	56,577	129,362	152,745

(9)	Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$110,000	3.77%	$310,000	3.94%
Other brokers	390,000	4.64	440,000	4.65

Total funds borrowed under repurchase agreements	500,000	4.45	750,000	4.36
Other borrowed funds:
FHLB advances	1,326,514	3.09	850,542	3.79

Total borrowed funds	$1,826,514	3.47	$1,600,542	4.05

Borrowed funds had scheduled maturities as follows:

	December 31
	2010		2009
		Weighted		Weighted
		Average		Average
	Principal	Rate	Principal	Rate
	(Dollars in thousands)
Within one year	$751,000	3.11%	$355,000	4.05%
One to two years	380,514	3.92	520,000	4.32
Two to three years	240,000	3.90	380,542	3.92
Three to four years	105,000	3.08	240,000	3.90
Four to five years	300,000	3.50	55,000	3.38
After five years	50,000	3.86	50,000	3.86

Total borrowed funds	$1,826,514	3.47	$1,600,542	4.05

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Amortized cost of collateral:
Debt securities	$15,000	25,004
Mortgage-backed securities	715,612	993,133

Total amortized cost of collateral	$730,612	1,018,137

Fair value of collateral:
Debt securities	$15,245	25,752
Mortgage-backed securities	736,302	1,014,226

Total fair value of collateral	$751,547	1,039,978

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.

During the years ended December 31, 2010 and 2009, six month period ended December 31, 2009 and years ended June 30, 2009 and 2008, the maximum month-end balance of the repurchase agreements was $675.0 million, $910.0 million (unaudited), $860.0 million, $960.0 million and $1.11 billion, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2010 and 2009, six month period ended December 31, 2009 and years ended June 30, 2009 and 2008, was $611.4 million, $857.0 million (unaudited), $823.6 million, $902.3 million and $999.7 million, respectively, and the average interest rate was 4.46%, 4.36% (unaudited), 4.43%, 4.38% and 4.58%, respectively.

At December 31, 2010, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2010 our borrowing capacity at the FHLB was $2.77 billion, of which $1.44 billion was outstanding. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily. In addition, the Bank had a 12-month commitment for overnight with other institutions totaling $50 million, of which no balance was outstanding at December 31, 2010.
(10) Income Taxes
The components of income tax expense (benefit) are as follows:

			Six Month Period
	Year Ended December 31,		Ended December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
	(In thousands)
Current tax expense:
Federal	$48,622	26,027	15,850	22,925	10,020
State	2,422	32	16	106	612

	51,044	26,059	15,866	23,031	10,632

Deferred tax (benefit) expense:
Federal	(15,757)	(8,001)	(4,935)	(57,386)	(1,335)
State	1,316	5,386	3,390	(9,845)	(267)

	(14,441)	(2,615)	(1,545)	(67,231)	(1,602)

Total income tax expense (benefit)	$36,603	23,444	14,321	(44,200)	9,030

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

	Year Ended December 31,		Six Month Period Ended December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
	(In thousands)
“Expected” federal income tax expense	$34,517	20,495	12,909	(38,191)	8,770
State tax, net	2,430	3,522	2,214	(6,330)	224
Bank owned life insurance	(874)	(766)	(455)	(1,005)	(1,391)
Gain on acquisition	(646)	—	—	—	—
Expiration of loss carry forward	1,484	—	—	—	—
Change in valuation allowance for federal deferred tax assets	(1,455)	(879)	(1,110)	407	281
ESOP fair market value adjustment	129	(15)	4	81	211
Non-deductible compensation	760	981	697	742	455
Other	258	106	62	96	480

Total income tax expense (benefit)	$36,603	23,444	14,321	(44,200)	9,030

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax asset:
Employee benefits	$16,191	13,605
Deferred compensation	1,187	1,016
State net operating loss (NOL) carryforwards	—	2,585
Intangible assets	—	16
Allowance for loan losses	33,604	19,725
Net unrealized loss on securities	13,029	13,960
Net other than temporary impairment loss on securities	49,312	49,479
New Jersey alternative minimum assessment	1,037	2,402
Capital losses on securities	807	2,533
Contribution to charitable foundation	—	1,418
ESOP	1,380	1,517
Allowance for delinquent interest	9,102	4,807
Federal NOL carryforwards	126	4,391
Fair value adjustments related to acquisition	1,824	2,539
Other	3,071	592

Gross deferred tax asset	130,670	120,585
Valuation allowance	(807)	(3,642)

	129,863	116,943

Deferred tax liability:
Intangible assets	1,196	—
Discount accretion	255	(12)
Premises and equipment, differences in depreciation	202	(188)

Gross deferred tax liability	1,653	(200)

Net deferred tax asset	$128,210	117,143

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

As of December 31, 2010 the Company had utilized the State net operating loss carry forwards balance of which was $44.2 million at December 31, 2009.

At December 31, 2010, the Company had gross unrealized losses totaling $158.0 million pertaining to our trust preferred securities which were recognized as OTTI charges during the year ended June 30, 2009. Based upon projections of future taxable

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the deferred tax asset.

A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At December 31, 2010 and 2009, the valuation allowance was $807,000 and $3.6 million, respectively. During the year ended December 31, 2010, the Company removed the deferred tax asset related to the $4.2 million FHLMC capital loss carryforward and the related valuation reserve of $1.7 million as they expired on December 31, 2010. In addition, the Company removed the $19.5 million state charitable deduction and the related valuation allowance of $1.1 million, as they expired December 31, 2010. During the six months ended December 31, 2009, the Company reversed a previously established federal valuation allowance related to the contribution to the charitable foundation as management believes that is more likely than not that the Company will realize the deferred tax asset based on the projection of future taxable income.
Retained earnings at December 31, 2010 included approximately $40.7 million for which deferred income taxes of approximately $16.6 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2010 and 2009.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Massachusetts. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2006. Currently, the Company is not under examination by any taxing authority.
(11) Benefit Plans
Defined Benefit Pension Plan
The Company maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. The Company’s required contribution and pension cost was $1.2 million, $2.0 million (unaudited), $941,000, $1.7 million and $2.0 million in the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009, and fiscal 2009 and 2008, respectively. The accrued pension liability was $2.5 million and $1.2 million at December 31, 2010 and 2009, respectively.
SERP, Directors’ Plan and Other Postretirement Benefits Plan
The Company has a Supplemental Executive Retirement Wage Replacement Plan (SERP). The SERP is a nonqualified, defined benefit plan which provides benefits to employees as designated by the Compensation Committee of the Board of Directors if their benefits and/or contributions under the pension plan are limited by the Internal Revenue Code. The Company also has a nonqualified, defined benefit plan which provides benefits to certain directors. The SERP and the directors’ plan are unfunded and the costs of the plans are recognized over the period that services are provided.
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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
The following table sets forth information regarding the SERP and the directors’ defined benefit plan:

	December 31,
	2010	2009
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$16,060	17,307
Service cost	721	293
Interest cost	879	525
Actuarial (gain) loss	(1,014)	(1,423)
Benefits paid	(675)	(642)

Benefit obligation at end of year	$15,971	16,060

Funded status	$(15,971)	(16,060)

The underfunded pension benefits of $16.0 million and $16.1 million at December 31, 2010 and 2009, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2010 and 2009, are summarized in the following table.

	December 31,
	2010	2009
	(In thousands)
Prior service cost	$439	$537
Net actuarial loss	976	2,044

Total amounts recognized in accumulated other comprehensive income	$1,415	$2,581

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $13.0 million and $14.3 million at December 31, 2010 and 2009, respectively. The measurement date for our SERP, directors’ plan is December 31 for the years ended December 31, 2010 and 2009 and the six month period ended December 31, 2009 and June 30 for fiscal years 2009 and 2008.
The weighted-average actuarial assumptions used in the plan determinations at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Discount rate	5.18%	5.61%
Rate of compensation increase	3.63	3.58
The components of net periodic benefit cost are as follows:

			Six Month
			Period
	Year Ended		Ended	Year Ended
	December 31,		December 31,	June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
	(In thousands)
Service cost	$721	564	293	543	456
Interest cost	879	1,052	525	1,054	958
Amortization of:
Prior service cost	97	98	49	97	98
Net loss	54	160	91	138	114

Total net periodic benefit cost	$1,751	1,874	958	1,832	1,626

The following are the weighted average assumptions used to determine net periodic benefit cost:

			Six Month
			Period Ended
	Year Ended December 31,		December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
Discount rate	5.61%	6.46%	6.18%	6.75%	6.25%
Rate of compensation increase	3.58	3.60	3.56	3.64	5.05
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

Amount
(In thousands)
2011	$884
2012	926
2013	931
2014	918
2015	905
2016 through 2020	5,358
Summit Federal Benefit Plans

Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At December 31, 2010 and 2009, the pension plan had an accrued liability of $681,000 and $990,000, respectively. At December 31, 2010 and 2009, the charges recognized in accumulated other comprehensive loss for the pension plan were $934,000 and $1.2 million, respectively. At December 31, 2010 and 2009, the SERP plan had an accrued liability of $1.1 million and $911,000, respectively. At December 31, 2010 and 2009, the charges recognized in accumulated other comprehensive loss for the SERP plan were $152,000 and $98,000, respectively. For the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the years ended June 30, 2009 and 2008, the expense related to these plans was $340,000, $283,000 (unaudited), $131,000, $561,000 and $140,000, respectively.

401(k) Plan

The Company has a 401(k) plan covering substantially all employees providing they meet the eligibility age requirement of age 21. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the years ended June 30, 2009 and 2008 were $761,000, $628,000 (unaudited), $305,000, $572,000, and $477,000, respectively.

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at December 31, 2010 was $36.7 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

At December 31, 2010, shares allocated to participants were 850,815 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 3,403,257 at December 31, 2010, and had a fair market value of $44.7 million. ESOP compensation expense for the years ended December 2010 and 2009, the six month period ended December 31, 2009 and the years ended June 30, 2009 and 2008 was $1.8 million, $1.4 million (unaudited), $722,000, $1.6 million, and $2.0 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an Amended and Restated Supplemental ESOP and Retirement Plan, which is a non-qualified plan that provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by the retirement plan and/or employee stock ownership plan’s benefit formula. With regards to the Supplemental ESOP, the supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. During the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the years ended June 30, 2009, and 2008 compensation expense (benefit) related to this plan amounted to $200,000, $(50,000) (unaudited), $100,000, $0, and $225,000, respectively.

Equity Incentive Plan

At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. The Company adopted ASC 718, “Compensation- Stock Compensation”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

During the year ended December 31, 2010, the Compensation and Benefits Committee approved the issuance of an additional 495,000 restricted stock awards and 5,000 stock options to certain officers. During the year ended December 31, 2009, the

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
Compensation and Benefits Committee approved the issuance of an additional 5,000 restricted stock awards and 10,000 stock options to one officer.
ASC 718 also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the years ended June 30, 2009 and 2008. In accordance with ASC 718, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
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
Restricted shares generally vest over a five-year service period or seven year performance based period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.
During the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the years ended June 30, 2009 and 2008, the Company recorded $9.5 million, $11.8 million (unaudited), $5.7 million, $11.3 million and $9.8 million, respectively, of share-based compensation expense, comprised of stock option expense of $3.7 million, $4.9 million (unaudited), $2.4 million, $4.7 million and $4.1 million, respectively, and restricted stock expense of $5.8 million, $6.8 million (unaudited), $3.3 million, $6.6 million and $5.7 million, respectively.
The following is a summary of the status of the Company’s restricted shares as of December 31, 2010 and changes therein during the year then ended:

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2009	759,415	$14.82
Granted	495,000	12.67
Vested	(388,368)	14.93
Forfeited	(5,000)	12.67

Non-vested at December 31, 2010	861,047	$13.55

Expected future compensation expense relating to the non-vested restricted shares at December 31, 2010 is $10.3 million over a weighted average period of 3.8 years.
The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2010:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at December 31, 2009	5,146,752	$15.01	7.1 years	$—
Granted	5,000	12.67
Exercised	—	—
Forfeited	(434,184)	14.99

Outstanding at December 31, 2010	4,717,568	$15.01	6.1 years	$—

Exercisable at December 31, 2010	3,491,455	$15.08	6.0 years	$—
The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

	December 31,	December 31,
	2010	2009
Expected dividend yield	0.63%	0.90%
Expected volatility	32.48%	34.35%
Risk-free interest rate	2.48%	2.71%
Expected option life	6.5 years	6.5 years
The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $4.40, $3.55 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2010 is $3.7 million over a weighted average period of 1.8 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
(12) Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
At December 31, 2010, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $7.2 million, $4.9 million (unaudited), $2.6 million, $4.4 million and $4.1 million for the year ended December 31, 2010 and 2009, six month period ended December 31, 2009 and fiscal years 2009 and 2008, respectively. The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2011	$7,961
2012	7,269
2013	6,689
2014	6,596
2015	6,544
Thereafter	41,196

$76,255

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
At December 31, 2010, the Company had commitments to originate fixed- and variable-rate loans of approximately $258.5 million and $200.8 million, respectively; commitments to purchase fixed- and variable-rate loans of $76.0 million and $54.4 million, respectively; and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $496.4 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2010 and December 31, 2009 was $529.1 million, and $560.7 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2010, the Company had commitments of approximately $49.7 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $41.6 million to sell loans at December 31, 2010. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $10.3 million at December 31, 2010. The fair values of these obligations were immaterial at December 31, 2010. In addition at December 31, 2010, we had $203,000 in commercial letters of credit outstanding.
(13) Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, MSR, loans receivable and REO. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held for sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
In accordance with Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures”, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009, respectively.

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities available for sale:
Mortgage-backed securities	$600,501	—	600,501	—
Equity securities	2,232	—	2,232	—

	$602,733	—	602,733	—

	Carrying Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities available for sale:
Mortgage-backed securities	$444,151	—	444,151	—
GSE debt securities	25,039	—	25,039	—
Equity securities	2,053	—	2,053	—

	$471,243	—	471,243	—

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2010 and December 31, 2009, respectively.

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
		(In thousands)
MSR, net	$9,262	—	—	9,262
Impaired loans	53,920	—	—	53,920
Other real estate owned	976	—	—	976

	$64,158	—	—	64,158

	Carrying Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)
MSR, net	$5,496	—	—	5,496
Impaired loans	39,437	—	—	39,437

	$44,933	—	—	44,933

(14) Fair Value of Financial Instruments
Effective April 1, 2009, the Company adopted new accounting guidance by the FASB, which requires disclosures about fair value of financial instruments for annual financial statements for publicly traded companies. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$76,224	76,224	73,606	73,606
Securities available-for-sale	602,733	602,733	471,243	471,243
Securities held-to-maturity	478,536	514,223	717,441	753,405
Stock in FHLB	80,369	80,369	66,202	66,202
Loans	7,952,759	8,231,847	6,642,502	6,821,767
Financial liabilities:
Deposits	6,774,930	6,819,659	5,840,643	5,881,083
Borrowed funds	1,826,514	1,887,471	1,600,542	1,666,513

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and December 31, 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2010 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
					To be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2010:
Total capital (to risk-weighted assets)	$881,413	13.8%	$512,691	8.0%	$640,864	10.0%
Tier I capital (to risk-weighted assets)	801,171	12.5	256,346	4.0	384,518	6.0
Tier I capital (to average assets)	801,171	8.6	374,406	4.0	468,007	5.0

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

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
Balance Sheets

	December 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Cash and due from bank	$5,911	14,640
Securities available-for-sale, at estimated fair value	2,232	2,053
Investment in subsidiary	818,818	758,079
ESOP loan receivable	36,689	37,690
Other assets	37,762	37,859

Total Assets	$901,412	850,321

Liabilities and Stockholders’ Equity:
Total liabilities	$133	108
Total stockholders’ equity	901,279	850,213

Total Liabilities and Stockholders’ Equity	$901,412	850,321

Statements of Operations

			Six Month Period
			Ended
	Year End December 31,		December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
			(In thousands)

Income:
Interest on ESOP loan receivable	$1,225	1,282	628	2,077	3,055
Dividend from subsidiary	10,000	—	—	—	—
Interest on deposit with subsidiary	74	61	59	—	—
Income (loss) on securities transactions	43	5	—	6	(21)

	11,342	1,348	687	2,083	3,034

Expenses:
Other expenses	1,139	960	509	954	827

	1,139	960	509	954	827
Income before income tax expense	10,203	388	178	1,129	2,207
Income tax (benefit) expense	(88)	(1,068)	(1,142)	452	893

Income before undistributed earnings of subsidiary	10,115	1,456	1,320	677	1,314
Equity in undistributed earnings (losses) of subsidiary	51,904	33,656	21,242	(65,595)	14,715

Net income (loss)	$62,019	35,112	22,562	(64,918)	16,029

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
Statements of Cash Flows

			Six Month Period
			Ended
	Year Ended December 31,		December 31,	Year Ended June 30,
	2010	2009	2009	2009	2008
		(Unaudited)
			(In thousands)
Cash flows from operating activities:
Net income (loss)	$62,019	35,112	22,562	(64,918)	16,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiary	(51,904)	(33,656)	(21,242)	65,595	(14,715)
(Gain) loss on securities transactions	(43)	(5)	—	(6)	21
(Increase) decrease in other assets	96	(21,375)	(5,861)	(23,592)	938
(Decrease) increase in other liabilities	25	75	(462)	(230)	(8,320)

Net cash provided by (used in) operating activities	10,193	(19,849)	(5,003)	(23,151)	(6,047)

Cash flows from investing activities:
Net outlay for business acquisition	—	(37,840)	—	(37,840)	—
Purchase of investments available-for-sale	(150)	(350)	(250)	(200)	(1,400)
Principal collected on ESOP loan	1,001	969	969	499	399

Net cash provided by (used in) investing activities	851	(37,221)	719	(37,541)	(1,001)

Cash flows from financing activities:
Proceeds from subsidiary capital distributions	—	19,361	—	19,361	—
Re-payments of subsidiary capital distributions	—	(1,290)	(1,290)	—	—
Proceeds from sale of treasury stock to subsidiary	4,688	5,526	4,061	5,631	4,726
Purchase of treasury stock	(24,461)	(5,447)	(2,436)	(4,108)	(60,124)

Net cash provided by (used in) financing activities	(19,773)	18,150	335	20,884	(55,398)

Net decrease in cash and due from bank	(8,729)	(38,920)	(3,949)	(39,808)	(62,446)
Cash and due from bank at beginning of year	14,640	53,560	18,589	58,397	120,843

Cash and due from bank at end of year	$5,911	14,640	14,640	18,589	58,397

(17) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2010 and 2009.

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$103,068	105,871	109,418	110,346
Interest expense	41,138	40,724	38,978	38,452

Net interest income	61,930	65,147	70,440	71,894
Provision for loan losses	13,050	15,450	19,000	19,000

Net interest income after provision for loan losses	48,880	49,697	51,440	52,894
Non-interest income	3,933	4,139	7,014	11,439
Non-interest expenses	30,426	30,773	31,654	37,961

Income before income tax expense	22,387	23,063	26,800	26,372
Income tax expense	9,077	7,787	10,242	9,497

Net income	$13,320	15,276	16,558	16,875

Basic and diluted earnings per common share	$0.12	0.14	0.15	0.16

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
		(In thousands, except per share data)
Interest and dividend income	$92,749	93,364	98,631	99,641
Interest expense	51,591	50,034	47,176	43,295

Net interest income	41,158	43,330	51,455	56,346
Provision for loan losses	8,000	8,025	12,375	11,050

Net interest income after provision for loan losses	33,158	35,305	39,080	45,296
Non-interest income	3,417	2,411	5,359	3,648
Non-interest expenses	24,455	28,163	26,611	29,889

Income before income tax expense	12,120	9,553	17,828	19,055
Income tax expense	5,042	4,081	7,355	6,966

Net income	7,078	5,472	$10,473	12,089

Basic and diluted earnings per common share	0.07	0.05	0.10	0.11
(18) Earnings Per Share
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

							For the Six Month Period
	Year Ended December 31, 2010			Year Ended December 31, 2009			Ended December 31, 2009
				(Unaudited)
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
				(In thousands, except per share data)

Net income (loss)	$62,019			$35,112			$22,562

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$62,019	109,713,516	$0.57	$35,112	107,550,061	$0.33	$22,562	109,862,617	$0.21

Effect of dilutive common stock equivalents(1)	—	164,736		—	68,165		—	126,431

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$62,019	109,878,252	$0.56	$35,112	107,618,226	$0.33	$22,562	109,989,048	$0.21

	For the Years Ended June 30,
	2009			2008
			Per			Per
			Share			Share
	Loss	Shares	Amount	Income	Shares	Amount
		(In thousands, except per share data)
Net income (loss)	$(64,918)			$16,029

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$(64,918)	104,530,402	$(0.62)	$16,029	105,447,910	$0.15

Effect of dilutive common stock equivalents(1)	—	—		—	153,854

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$(64,918)	104,530,402	$(0.62)	$16,029	105,601,764	$0.15

(1)	For the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and the years ended June 30, 2009 and 2008, there were 5.3 million, 5.8 million (unaudited), 5.3 million, 5.3 million and 4.9 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.
(19) Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
In December 2010, the FASB issued ASU 2010-28, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.
In July 2010, the FASB issued ASU 2010-20 to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the ASU is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations. The disclosures required by this pronouncement can be found in Note 5 of the Notes to Consolidated Financial Statements.
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
In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009 and June 30, 2009 and 2008
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
In June 2008, the FASB ratified ASC 840-10, “Accounting by Lessees for Nonrefundable Maintenance Deposits”. ASC 840-10 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. ASC 840-10 is effective for fiscal years beginning after July 1, 2009. The adoption of ASC 840-10 did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.
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
In February 2008, ASC 820-10, “Effective Date of ASC 820,” was issued. ASC 820-10 delayed the application of ASC 820 Fair Value Measurements and Disclosures for non-financial assets and non-financial liabilities until July 1, 2009. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.
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

(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers*

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental ESOP and Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Savings Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

14	Code of Ethics*****

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. ******

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.

***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.

*****	Available on our website www.isbnj.com

******	Furnished, not filed

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.
Date: March 1, 2011	By:	/s/ Kevin Cummings
Kevin Cummings
Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings	Chief Executive Officer and President	March 1, 2011
Kevin Cummings	(Principal Executive Officer)

/s/ Thomas F. Splaine, Jr.	Chief Financial Officer	March 1, 2011
Thomas F. Splaine, Jr.	and Senior Vice President (Principal Financial and Accounting Officer)

/s/ Doreen R. Byrnes	Director	March 1, 2011
Doreen R. Byrnes

/s/ Domenick Cama	Director, Chief Operating Officer	March 1, 2011
Domenick Cama	and Senior Executive Vice President

/s/ Robert M. Cashill	Director, Chairman	March 1, 2011
Robert M. Cashill

/s/ Brian D. Dittenhafer	Director	March 1, 2011
Brian D. Dittenhafer

/s/ Vincent D. Manahan, III	Director	March 1, 2011
Vincent D. Manahan, III

/s/ Richard Petroski	Director	March 1, 2011
Richard Petroski

/s/ Stephen J. Szabatin	Director	March 1, 2011
Stephen J. Szabatin

/s/ James H. Ward III	Director	March 1, 2011
James H. Ward III