Form 10-Q
period 2011-03-31
Investors Bancorp Inc
filed 2011-05-10
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     As of April 29, 2011 there were 113,166,850 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 57.3% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2011(unaudited) and December 31, 2010

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets
Cash and cash equivalents	$77,610	76,224
Securities available-for-sale, at estimated fair value	658,115	602,733
Securities held-to-maturity, net (estimated fair value of $459,144 and $514,223 at March 31, 2011 and December 31, 2010, respectively)	422,778	478,536
Loans receivable, net	8,151,658	7,917,705
Loans held-for-sale	15,692	35,054
Stock in the Federal Home Loan Bank	91,737	80,369
Accrued interest receivable	40,136	40,541
Other Real Estate Owned	1,399	976
Office properties and equipment, net	58,271	56,927
Net deferred tax asset	130,238	128,210
Bank owned life insurance	111,207	117,039
Intangible assets	39,700	39,004
Other assets	26,300	28,813

Total assets	$9,824,841	9,602,131

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$6,727,544	6,774,930
Borrowed funds	2,067,007	1,826,514
Advance payments by borrowers for taxes and insurance	40,811	34,977
Other liabilities	70,385	64,431

Total liabilities	8,905,747	8,700,852

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 113,166,850 and 112,851,127 outstanding at March 31, 2011 and December 31, 2010, respectively	532	532
Additional paid-in capital	529,826	533,720
Retained earnings	500,924	483,269
Treasury stock, at cost; 4,853,430 and 5,169,153 shares at March 31, 2011 and December 31, 2010, respectively	(57,340)	(62,033)
Unallocated common stock held by the employee stock ownership plan	(33,678)	(34,033)
Accumulated other comprehensive loss	(21,170)	(20,176)

Total stockholders’ equity	919,094	901,279

Total liabilities and stockholders’ equity	$9,824,841	9,602,131

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$103,481	91,028
Securities:
Government-sponsored enterprise obligations	169	198
Mortgage-backed securities	7,575	10,046
Municipal bonds and other debt	1,356	795
Interest-bearing deposits	17	73
Federal Home Loan Bank stock	1,082	928

Total interest and dividend income	113,680	103,068

Interest expense:
Deposits	19,988	23,760
Secured borrowings	15,955	17,378

Total interest expense	35,943	41,138

Net interest income	77,737	61,930
Provision for loan losses	17,000	13,050

Net interest income after provision for loan losses	60,737	48,880

Non-interest income
Fees and service charges	3,459	1,590
Income on bank owned life insurance	649	521
Gain on sales of loans, net	2,255	1,747
Gain (loss) on securities transactions	23	(48)
Other income	116	123

Total non-interest income	6,502	3,933

Non-interest expense
Compensation and fringe benefits	22,050	17,136
Advertising and promotional expense	1,377	872
Office occupancy and equipment expense	6,229	4,356
Federal insurance premiums	2,700	3,225
Stationery, printing, supplies and telephone	789	635
Professional fees	1,011	1,082
Data processing service fees	1,932	1,431
Other operating expenses	2,209	1,689

Total non-interest expenses	38,297	30,426

Income before income tax expense	28,942	22,387
Income tax expense	10,728	9,077

Net income	$18,214	13,310

Basic and diluted earnings per share	$0.17	0.12
Weighted average shares outstanding
Basic	108,538,442	110,146,888
Diluted	108,686,529	110,201,851
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Three months ended March 31, 2011 and 2010
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213

Comprehensive income:
Net income	—	—	13,310	—	—	—	13,310
Change in funded status of retirement obligations, net of tax expense of $36	—	—	—	—	—	53	53
Unrealized gain on securities available- for-sale, net of tax expense of $1,138	—	—	—	—	—	1,910	1,910
Other-than-temporary impairment accretion on debt securities, net of tax expense of $401	—	—	—	—	—	580	580

Total comprehensive income							15,853

Purchase of treasury stock (50,500 shares)	—	—	—	(608)	—	—	(608)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	2,335	—	—	—	—	2,335
ESOP shares allocated or committed to be released	—	79	—	2	355	—	436

Balance at March 31, 2010	$532	526,275	434,560	(38,183)	(35,096)	(19,859)	868,229

Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279

Comprehensive income:
Net income	—	—	18,214	—	—	—	18,214
Change in funded status of retirement obligations, net of tax expense of $35	—	—	—	—	—	52	52
Unrealized loss on securities available- for-sale, net of tax benefit of $1,004	—	—	—	—	—	(1,264)	(1,264)
Other-than-temporary impairment accretion on debt securities, net of tax expense of $151	—	—	—	—	—	218	218

Total comprehensive income							17,220

Purchase of treasury stock (184,277 shares)	—	—	—	(2,454)	—	—	(2,454)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	2,561	—	—	—	—	2,561
ESOP shares allocated or committed to be released	—	133	—	—	355	—	488

Balance at March 31, 2011	$532	529,826	500,924	(57,340)	(33,678)	(21,170)	919,094

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$18,214	13,310
Adjustments to reconcile net income to net cash provided by operating activities
ESOP and stock-based compensation expense	3,049	2,769
Amortization of premiums and accretion of discounts on securities, net	1,362	1,903
Amortization of premium and accretion of fees and costs on loans, net	2,106	1,489
Amortization of intangible assets	392	183
Provision for loan losses	17,000	13,050
Depreciation and amortization of office properties and equipment	1,334	1,016
(Gain) loss on securities transactions	(23)	48
Mortgage loans originated for sale	(104,312)	(118,700)
Proceeds from mortgage loan sales	125,502	124,323
Gain on sales of loans, net	(1,828)	(1,196)
Income on bank owned life insurance contract	(649)	(521)
Decrease (increase) in accrued interest	405	(652)
Deferred tax benefit	(1,259)	(2,169)
Decrease in other assets	1,788	3,717
Increase in other liabilities	5,304	21,890

Total adjustments	50,171	47,150

Net cash provided by operating activities	68,385	60,460

Cash flows from investing activities:
Purchases of loans receivable	(210,596)	(245,869)
Net (originations) repayments of loans receivable	(42,463)	43,927
Proceeds from disposition of loans held for investment	427	2,984
Gain on disposition of loans held for investment	(427)	(551)
Purchases of mortgage-backed securities available-for-sale	(106,594)	(98,944)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	51,813	59,611
Proceeds from calls/maturities on debt securities held-to-maturity	4,930	(244)
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	46,989	34,288
Proceeds from maturities of US Government and agency obligations available-for-sale	—	15,000
Proceeds from redemptions of Federal Home Loan Bank stock	16,605	5,940
Purchases of Federal Home Loan Bank stock	(27,973)	(13,815)
Purchases of office properties and equipment	(2,678)	(2,378)
Death benefit proceeds from bank owned life insurance	6,481	—

Net cash used in investing activities	(263,486)	(200,051)

Cash flows from financing activities:
Net (decrease) increase in deposits	(47,386)	172,321
Repayments of funds borrowed under other repurchase agreements	—	(75,000)
Net increase in other borrowings	240,493	249,993
Net increase in advance payments by borrowers for taxes and insurance	5,834	3,819
Purchase of treasury stock	(2,454)	(608)

Net cash provided by financing activities	196,487	350,525

Net increase in cash and cash equivalents	1,386	210,934
Cash and cash equivalents at beginning of the period	76,224	73,606

Cash and cash equivalents at end of the period	$77,610	284,540

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$423	—
Cash paid during the year for:
Interest	$36,060	41,136
Income taxes	$2,653	2,600
See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Savings Bank “Bank” (collectively, the “Company”) and the Bank’s wholly-owned subsidiaries.
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for subsequent periods.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s December 31, 2010 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
2. Business Combinations
On October 15, 2010, the Company completed the acquisition of Millennium bcpbank (“Millennium”) deposit franchise. In this transaction the Company acquired approximately $600 million of deposits and seventeen branch offices in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805, “Business Combinations,” as amended. The transaction resulted in a bargain purchase gain of $1.8 million, net of tax. In a separate transaction the Company purchased a portion of Millennium’s performing loan portfolio and entered into a Loan Servicing Agreement to service those loans it did not purchase. Upon acquisition, the Company entered into a definitive agreement with a third party to sell the four Massachusetts branch offices with deposits of approximately $65 million, for a premium of 0.11%. The sale of these branches closed on May 6, 2011.

3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2011			2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in thousands, except per share data)
Net Income	$18,214			$13,310

Basic earnings per share:
Income available to common stockholders	$18,214	108,538,442	$0.17	$13,310	110,146,888	$0.12

Effect of dilutive common stock equivalents	—	148,087		—	54,963

Diluted earnings per share:
Income available to common stockholders	$18,214	108,686,529	$0.17	$13,310	110,201,851	$0.12

For the three months ended March 31, 2011 and March 31, 2010 there were 4.9 million and 5.8 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4. Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$2,048	400	—	2,448
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	274,895	3,259	4,714	273,440
Federal National Mortgage Association	341,559	3,960	2,858	342,661
Government National Mortgage Association	8,790	154	—	8,944
Non-agency securities	31,373	438	1,189	30,622

Total mortgage-backed securities available-for-sale	656,617	7,811	8,761	655,667

Total securities available-for-sale	658,665	8,211	8,761	658,115

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,193	95	—	15,288
Municipal bonds	9,085	33	158	8,960
Corporate and other debt securities	24,563	22,681	1,688	45,556

	48,841	22,809	1,846	69,804

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	180,819	7,074	544	187,349
Federal National Mortgage Association	148,853	8,181	30	157,004
Government National Mortgage Association	3,131	209	—	3,340
Federal housing authorities	2,265	125	—	2,390
Non-agency securities	38,869	537	149	39,257

Total mortgage-backed securities held-to-maturity	373,937	16,126	723	389,340

Total securities held-to-maturity	422,778	38,935	2,569	459,144

Total securities	$1,081,443	47,146	11,330	1,117,259

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$2,025	207	—	2,232
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	248,403	3,485	3,553	248,335
Federal National Mortgage Association	306,745	4,297	2,085	308,957
Government National Mortgage Association	9,202	243	—	9,445
Non-agency securities	34,640	532	1,408	33,764

Total mortgage-backed securities available-for-sale	598,990	8,557	7,046	600,501

Total securities available-for-sale	601,015	8,764	7,046	602,733

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,200	246	—	15,446
Municipal bonds	13,951	46	90	13,907
Corporate and other debt securities	23,552	19,330	1,593	41,289

	52,703	19,622	1,683	70,642

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	210,544	7,964	278	218,230
Federal National Mortgage Association	166,251	9,218	13	175,456
Government National
Mortgage Association	3,243	287	—	3,530
Federal housing authorities	2,324	152	—	2,476
Non-agency securities	43,471	573	155	43,889

Total mortgage-backed securities held-to-maturity	425,833	18,194	446	443,581

Total securities held-to-maturity	478,536	37,816	2,129	514,223

Total securities	$1,079,551	46,580	9,175	1,116,956

Gross unrealized losses on securities available-for-sale and held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010, was as follows:

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$121,019	4,714	—	—	121,019	4,714
Federal National Mortgage Association	184,461	2,858	—	—	184,461	2,858
Non-agency securities	—	—	12,211	1,189	12,211	1,189

	305,480	7,572	12,211	1,189	317,691	8,761

Total available-for-sale:	305,480	7,572	12,211	1,189	317,691	8,761

Held-to-maturity:
Debt securities:
Municipal bonds	7,632	158	—	—	7,632	158
Corporate and other debt securities	667	213	344	1,475	1,011	1,688

	8,299	371	344	1,475	8,643	1,846

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	18,949	544	—	—	18,949	544
Federal National Mortgage Association	2,039	30	—	—	2,039	30
Non-agency securities	3,229	5	2,893	144	6,122	149

	24,217	579	2,893	144	27,110	723

Total held-to-maturity	32,516	950	3,237	1,619	35,753	2,569

Total	$337,996	8,522	15,448	2,808	353,444	11,330

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$99,704	3,553	—	—	99,704	3,553
Federal National Mortgage Association	134,853	2,085	—	—	134,853	2,085
Non-agency securities	—	—	12,226	1,408	12,226	1,408

	234,557	5,638	12,226	1,408	246,783	7,046

Total available-for-sale:	234,557	5,638	12,226	1,408	246,783	7,046

Held-to-maturity:
Debt securities:
Municipal bonds	—	—	7,699	90	7,699	90
Corporate and other debt securities	185	806	825	787	1,010	1,593

	185	806	8,524	877	8,709	1,683

Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	2,034	8	20,413	270	22,447	278
Federal National Mortgage Association	—	—	2,067	13	2,067	13
Non-agency securities	2,960	149	4,558	6	7,518	155

	4,994	157	27,038	289	32,032	446

Total held-to-maturity:	5,179	963	35,562	1,166	40,741	2,129

Total	$239,736	6,601	47,788	2,574	287,524	9,175

For our debt securities that have an estimated fair value less than the amortized cost basis, the gross unrealized losses were primarily in our available-for-sale mortgage-backed securities, which accounted for 77.3% of the gross unrealized losses at March 31, 2011. The total estimated fair value of our available-for-sale mortgage-backed securities represented 58.7% of our total investment portfolio at March 31, 2011. The estimated fair value of our non-agency mortgage-backed and our corporate and other debt securities portfolios have been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities.
Our non-agency mortgage-backed securities are not guaranteed by Government Sponsored Enterprise (“GSE”) entities and complied with the investment and credit standards set forth in the investment policy of the Company at the time of purchase. At March 31, 2011, the significant portion of the portfolio was comprised of 23 non-agency mortgage-backed securities with an amortized cost of $70.2 million and an estimated fair value of $69.9 million. These securities were originated in the period 2002-2004 and substantially all are performing in accordance with contractual terms. For securities with larger decreases in fair values, management estimates the loss projections for each security by stressing the individual loans collateralizing the security with a range of expected default rates, loss severities, and prepayment speeds. These considerations may be mitigated by the underlying credit enhancement (if applicable) for each security. Based on those specific assumptions, a range of possible cash flows were identified to determine whether other-than-temporary impairment existed as of March 31, 2011. Under certain stress scenarios estimated future losses may arise. Management determined that no additional other-than-temporary impairment existed as of March 31, 2011.
Our corporate and other debt securities portfolio consists of 33 pooled trust preferred securities, (TruPS) principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to adverse economic conditions, the majority of these securities have been downgraded below investment grade. At March 31, 2011, the amortized cost and estimated fair values of the trust preferred portfolio was $24.6 million and $45.6 million, respectively. Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cashflows for each security. At March 31, 2011, management deemed that the present value of projected cashflows for each security was greater than the book value and did not recognize any OTTI charges for the three months ended March 31, 2011. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of March 31, 2011. In addition, at March 31, 2011 the Company held 2 pooled trust preferred securities with a book value of $4.1 million and a fair value of $6.8 million which are investment grade. The Company does not own any single-issuer trust preferred securities.

						Current Deferrals	Expected Deferrals	Excess
					Number of Issuers	and Defaults as a	and Defaults as %	Subordination as a
(Dollars in 000’s)				Unrealized Gains	Currently	% of Total	of Remaining	% of Performing	Moody’s/ Fitch
Description	Class	Book Value	Fair Value	(Losses)	Performing	Collateral (1)	Collateral (2)	Collateral (3)	Credit Ratings

Alesco PF II	B1	$191.6	$350.5	$158.9	33	9.6%	16.4%	0.0%	Ca / C
Alesco PF III	B1	402.5	797.0	394.5	38	9.6%	17.2%	0.0%	Ca / C
Alesco PF III	B2	161.1	318.8	157.7	38	9.6%	17.2%	0.0%	Ca / C
Alesco PF IV	B1	259.0	166.2	(92.8)	40	6.1%	26.4%	0.0%	C / C
Alesco PF VI	C2	357.8	877.0	519.2	42	7.1%	21.7%	0.0%	Ca / C
MM Comm III	B	1,124.3	4,790.2	3,665.9	7	20.9%	11.6%	12.8%	Ba1 / CC
MM Comm IX	B1	55.8	37.3	(18.5)	20	22.1%	31.2%	0.0%	Caa3 / C
MMCaps XVII	C1	856.3	2,123.8	1,267.5	41	10.5%	15.4%	0.0%	Ca / C
MMCaps XIX	C	414.5	6.5	(408.0)	30	28.4%	24.5%	0.0%	C / C
Tpref I	B	1,148.7	2,519.8	1,371.1	12	38.2%	95.2%	0.0%	Ca / D
Tpref II	B	2,549.8	4,977.6	2,427.8	20	26.9%	25.4%	0.0%	Caa3 / C
US Cap I	B2	573.3	1,363.2	789.9	36	8.4%	14.0%	0.0%	Caa1 / C
US Cap I	B1	1,698.8	4,089.6	2,390.8	36	8.4%	14.0%	0.0%	Caa1 / C
US Cap II	B1	840.0	2,469.5	1,629.5	45	11.9%	15.5%	0.0%	Ca / C
US Cap III	B1	1,016.8	2,229.1	1,212.3	33	17.3%	17.5%	0.0%	Ca / C
US Cap IV	B1	796.5	144.0	(652.5)	46	31.4%	24.8%	0.0%	C / D
Trapeza XII	C1	893.6	951.1	57.5	34	22.9%	17.9%	0.0%	C / C
Trapeza XIII	C1	848.8	1,180.0	331.2	43	17.9%	22.7%	0.0%	Ca / C
Pretsl IV	Mez	116.0	135.7	19.7	5	27.1%	17.0%	19.0%	Ca / CCC
Pretsl V	Mez	7.2	14.8	7.6	0	65.5%	0.0%	0.0%	Caa3 / D
Pretsl VII	Mez	1,065.4	1,663.2	597.8	7	37.4%	69.4%	0.0%	Ca / C
Pretsl XV	B1	651.2	1,064.7	413.5	54	23.2%	19.9%	0.0%	C / C
Pretsl XVII	C	386.6	363.7	(22.9)	36	16.3%	29.2%	0.0%	Ca / C
Pretsl XVIII	C	832.8	1,960.3	1,127.5	58	16.5%	14.0%	0.0%	Ca / C
Pretsl XIX	C	324.8	499.0	174.2	54	20.1%	14.7%	0.0%	C / C
Pretsl XX	C	182.7	82.3	(100.4)	45	23.6%	19.5%	0.0%	C / C
Pretsl XXI	C1	280.8	455.0	174.2	53	24.1%	20.4%	0.0%	C / C
Pretsl XXIII	A-FP	1,697.6	2,583.1	885.5	98	18.9%	17.6%	18.3%	B1 / B
Pretsl XXIV	C1	425.4	111.5	(313.9)	62	23.0%	27.2%	0.0%	Ca / C
Pretsl XXV	C1	178.3	99.4	(78.9)	51	23.9%	25.6%	0.0%	C / C
Pretsl XXVI	C1	170.2	343.7	173.5	54	21.1%	20.6%	0.0%	C / C

		$20,508.2	$38,767.6	$18,259.4

(1)	At March 31, 2011, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 10.0% .

(2)	At March 31, 2011, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.5% to 12.4%.

(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to pay off a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Balance of credit related OTTI, beginning of period	$120,013	121,003
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(702)	—

Balance of credit related OTTI, end of period	$119,311	121,003

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the securities prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. If other-than-temporary impairment is recognized in earnings for credit impaired debt securities, they would be presented as additions in two components based upon whether the current period is the first time a debt security was credit impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives the cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
At March 31, 2011, non credit-related OTTI was $32.9 million ($19.5 million after-tax) on securities not expected to be sold and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
There were no sales from the securities portfolio during the quarter ended March 31, 2011. A portion of the Company’s securities are pledged to secure borrowings.
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer. The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual maturity, are shown below.

	March 31, 2011
	Amortized	Estimated
	cost	fair value
	(In thousands)
Due in one year or less	$2,785	2,778
Due after one year through five years	16,151	16,276
Due after five years through ten years	20	215
Due after ten years	29,885	50,535

Total	$48,841	69,804

5. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Residential mortgage loans	$4,986,949	4,939,244
Multi-family loans	1,293,217	1,161,874
Commercial real estate loans	1,285,733	1,225,256
Construction loans	335,346	347,825
Consumer and other loans	252,477	259,757
Commercial and industrial loans	82,990	60,903

Total loans	8,236,712	7,994,859

Net unamortized premiums and deferred loan costs	13,837	13,777
Allowance for loan losses	(98,891)	(90,931)

Net loans	$8,151,658	7,917,705

An analysis of the allowance for loan losses is summarized as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$90,931	$55,052
Charge-offs:
Construction loans	(7,043)	(3,250)
Residential mortgage loans	(1,453)	(1,446)
Multi-family loans	—	(454)
Consumer and other loans	(88)	(10)
Commercial and industrial loans	(470)	—

Loan charge-offs	(9,054)	(5,160)
Recoveries	14	1

Net charge-offs	(9,040)	(5,159)
Provision for loan losses	17,000	13,050

Balance at end of period	$98,891	$62,943

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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

The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Lending Administration Department. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis and the methodology employed to determine such allowances.
Our primary lending emphasis has been the origination and purchase of residential mortgage loans and commercial real estate mortgages. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real property located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and a decline in real estate market values in New Jersey and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011.

					Commercial
					and	Consumer
	Residential	Multi-		Construction	Industrial	and Other
	Mortgage	Family	Commercial	Loans	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance- December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(1,453)	—	(470)	(7,043)	—	(88)	—	(9,054)
Recoveries	—	—	—	3	1	10	—	14
Provision	3,026	1,132	2,533	7,535	575	56	2,143	17,000

Ending balance	$22,062	11,586	18,495	35,164	2,765	844	7,975	98,891

Ending balance
Individually evaluated for impairment	$1,202	—	340	6,348	—	—	—	7,890
Collectively evaluated for impairment	20,860	11,586	18,155	28,816	2,765	844	7,975	91,001
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	$22,062	11,586	18,495	35,164	2,765	844	7,975	98,891

Loans:
Ending balance
Individually evaluated for impairment	$4,808	—	2,271	54,381	—	—	—	61,460
Collectively evaluated for impairment	4,981,534	1,293,217	1,281,944	273,899	82,990	252,268	—	8,165,852
Loans acquired with deteriorated credit quality	607	—	1,518	7,066	—	209	—	9,400

	$4,986,949	1,293,217	1,285,733	335,346	82,990	252,477	—	8,236,712

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
As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Multi-Family	$1,238,305	17,381	37,531	—	—	1,293,217
Commercial	1,230,192	21,945	33,596	—	—	1,285,733
Construction Loans	155,642	32,718	138,770	8,216	—	335,346
Commercial and Industrial	75,464	885	5,516	1,125	—	82,990

Total	$2,699,603	72,929	215,413	9,341	—	2,997,286

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. A specific reserve is established for residential loans meeting this criteria if the net realizable value is determined to be less than the loan balance. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011:

	Performing	Non-accrual	Total
	(In thousands)
Residential	$4,907,165	79,784	4,986,949
Consumer and other	251,448	1,029	252,477

Total	$5,158,613	80,813	5,239,426

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

			Greater			Total
			than	Total Past		Loans
	30-59 Days	60-89 Days	90 Days	Due	Current	Receivable
	(In thousands)
Residential Mortgage	$14,844	3,833	79,784	98,461	4,888,488	4,986,949
Multi-Family	—	25,014	2,748	27,762	1,265,455	1,293,217
Commercial	4,818	677	4,674	10,169	1,275,564	1,285,733
Construction Loans	—	13,770	64,200	77,970	257,376	335,346
Commercial and Industrial	—	—	1,993	1,993	80,997	82,990
Consumer and Other	501	205	1,029	1,735	250,742	252,477

Total	$20,163	43,499	154,428	218,090	8,018,622	8,236,712

Included in loans receivable were non-accrual loans totaling $154.4 million at March 31, 2011 and $165.9 million at December 31, 2010. The Company has no loans past due 90 days or more that are still accruing interest.

At March 31, 2011 and December 31, 2010, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $61.5 million, and $69.3 million, respectively, with allocations of the allowance for loan losses of $7.9 million, and $5.0 million, respectively. During the three months ended March 31, 2011 and year ended December 31, 2010, interest income received and recognized on these loans totaled $104,000, and $206,000, respectively. At March 31, 2011, there is one construction loan totaling $2.9 million, one commercial real estate loan totaling $2.3 million and 13 residential loans totaling $4.8 million which are deemed troubled debt restructurings.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance:
Residential Mortgage	$—	—	—	144	—
Multi-Family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction Loans	7,603	21,793	—	16,875	—
Commercial and Industrial	—	—	—	—	—
Consumer and Other	—	—	—	—	—

With an allowance recorded:
Residential Mortgage	4,808	4,808	1,202	4,671	34
Multi-Family	—	—	—	—	—
Commercial	2,271	2,271	340	1,136	26
Construction Loans	46,778	59,020	6,348	42,542	44
Commercial and Industrial	—	—	—	—	—
Consumer and Other	—	—	—	—	—

Total:
Residential Mortgage	4,808	4,808	1,202	4,815	34
Multi-Family	—	—	—	—	—
Commercial	2,271	2,271	340	1,136	26
Construction Loans	54,381	80,813	6,348	59,417	44
Commercial and Industrial	—	—	—	—	—
Consumer and Other	—	—	—	—	—

Total impaired loans	$61,460	87,892	7,890	65,368	104

The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the year to date interest income recognized on a cash basis.

6. Deposits
Deposits are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Savings acounts	$1,216,017	1,135,091
Checking accounts	1,314,762	1,367,282
Money market accounts	862,245	832,514

Total core deposits	3,393,024	3,334,887
Certificates of deposit	3,334,520	3,440,043

	$6,727,544	6,774,930

7. Equity Incentive Plan
During the three months ended March 31, 2011, the Company recorded $2.6 million of share-based expense, comprised of stock option expense of $822,000 and restricted stock expense of $1.7 million.
The following is a summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at December 31, 2010	4,717,568	$15.01	6.1	$—
Granted	15,000	13.88
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2011	4,732,568	$15.00	5.9	$—

Exercisable at March 31, 2011	3,523,756	$15.07	5.8	$—
The following is a summary of the status of the Company’s non-vested options as of March 31, 2011 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value
Non-vested at December 31, 2010	587,429	$4.06
Granted	15,000	13.88
Vested	(32,301)	3.49
Exercised	—	—
Forfeited	—	—

Non-vested at March 31, 2011	570,128	$4.11

Expected future expense relating to the unvested options outstanding as of March 31, 2011 is $2.9 million over a weighted average period of 1.6 years.
The following is a summary of the status of the Company’s restricted shares as of March 31, 2011 and changes therein during the three months then ended:

		Weighted
	Number of	Average
	Stock Awards	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2010	861,047	$13.55
Granted	500,000	13.26
Vested	(109,721)	13.40
Forfeited	—	—

Non-vested at March 31, 2011	1,251,326	$13.44

Expected future compensation expense relating to the unvested restricted shares at March 31, 2011 is $14.9 million over a weighted average period of 4.8 years.
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
The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Service cost	$265	179
Interest cost	203	221
Amortization of:
Prior service cost	24	25
Net loss	—	14

Total net periodic benefit expense	$492	439

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2011.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We did not contribute to the defined benefit pension plan during the three months ended March 31, 2011. We anticipate contributing funds to the plan to meet any minimum funding requirements.
Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At March 31, 2011 and December 31, 2010, the pension plan had an accrued liability of $677,000 and $681,000, respectively. At March 31, 2011 and December 31, 2010, the charges recognized in accumulated other comprehensive loss for the pension plan were $919,000 million and $934,000 million, respectively. At March 31, 2011 and December 31, 2010, the SERP plan had an accrued liability of $1.1 million and $1.1 million, respectively. At March 31, 2011 and December 31, 2010, the charges recognized in accumulated other comprehensive loss for the SERP plan were $120,000 and $152,000 respectively. For the three-month periods ended March 31, 2011 and 2010, the expense related to these plans was $93,000 and $74,000, respectively.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, respectively.

	Carrying Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$655,667	—	655,667	—
Equity securities	2,448	—	2,448	—

	$658,115	—	658,115	—

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Mortgage-backed securities	$600,501	—	600,501	—
Equity securities	2,232	—	2,232	—

	$602,733	—	602,733	—

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

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Therefore, these adjustments are generally classified as Level 3.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010, respectively.

	Carrying Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$961	—	—	961
Impaired loans	42,110	—	—	42,110
Other real estate owned	1,399	—	—	1,399

Total	$44,470	—	—	44,470

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$9,262	—	—	9,262
Impaired loans	53,920	—	—	53,920
Other real estate owned	976	—	—	976

Total	$64,158	—	—	64,158

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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$77,610	77,610	76,224	76,224
Securities available-for-sale	658,115	658,115	602,733	602,733
Securities held-to-maturity	422,778	459,144	478,536	514,223
Stock in FHLB	91,737	91,737	80,369	80,369
Loans	8,167,350	8,411,145	7,952,759	8,231,847

Financial liabilities:
Deposits	6,727,544	6,766,791	6,774,930	6,819,659
Borrowed funds	2,067,007	2,118,227	1,826,514	1,887,471
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
11. Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-03, which affects entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in this Update remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In April of 2011, the FASB issued ASU 2011-02, which states that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments also provide clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In December 2010, the FASB issued ASU 2010-29, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.
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
On May 6, 2011 the Company completed the sale of the four Massachusetts branch offices acquired in the Millenium deposit franchise acquisition (see footnote 2). The four branches, with deposits of approximately $65 million, were sold for a premium of 0.11%.
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $3.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
The financial services industry continues to be negatively impacted by adverse economic conditions which include continued credit losses, depressed property values in real estate markets, and a sluggish economy. The Federal Reserve continues to maintain short term interest rates at historically low levels resulting in a steep yield curve. Lower short term interest rates have helped us reduce the cost of our interest-bearing liabilities to 1.74% for the three months ended March 31, 2011 resulting in a net interest margin of 3.37% for the quarter compared to 3.06% for the three months ended March 31, 2010.
We continue to diversify our loan portfolio and expand our market share of commercial real estate and multi-family loans. Net loans increased to $8.15 billion at March 31, 2011 from $7.92 billion at December 31, 2010, an increase of 3.0%. This increase was primarily attributed to increases in the commercial real estate and multi-family loan portfolios.
During the three month period ended March 31, 2011, borrowed funds increased by $240.5 million, or 13.2% to $2.07 billion. Increasing core deposits remains one of our primary objectives. At March 31, 2011, core deposits have grown to 50.4% or $3.39 billion of total deposits for the first time.
Despite the challenging economic environment, we believe with our strong capital and liquidity positions we can continue to grow organically, pursue bank or branch acquisitions, repurchase treasury stock and enhance our franchise value.
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Total Assets. Total assets increased by $222.7 million, or 2.3%, to $9.82 billion at March 31, 2011 from $9.60 billion at December 31, 2010. This increase was largely the result of a $214.6 million increase in our net loans, including loans held for sale, to $8.17 billion at March 31, 2011 from $7.95 billion at December 31, 2010.
Net Loans Net loans, including loans held for sale, increased by $214.6 million, or 2.7%, to $8.17 billion at March 31, 2011 from $7.95 billion at December 31, 2010. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties primarily in New Jersey and New York.
At March 31, 2011, total loans were $8.24 billion and included $5.0 billion in residential loans, $1.29 billion in commercial real estate loans, $1.29 billion in multi-family loans, $335.3 million in construction loans, $252.5 million in consumer and other loans, and $83.0 million in commercial and industrial loans.
We originate residential mortgage loans through our mortgage subsidiary, ISB Mortgage Co. For the three months ended March 31, 2011, ISB Mortgage Co. originated $337.8 million in residential mortgage loans of which $104.3 million were sold to third party investors and $233.5 million remained in our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended March 31, 2011, we purchased loans totaling $205.8 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the three months ended March 31, 2011, we purchased $4.8 million of residential mortgage loans on a “bulk purchase” basis. Additionally, for the three month period ended March 31, 2011, we originated $153.7 million in multi-family loans, $91.7 million in commercial real estate loans, $31.2 million in commercial and industrial loans, $26.4 million in construction loans, and $23.5 million in consumer and other loans.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at March 31, 2011 was $530.3 million compared to $529.1 million at December 31, 2010. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.
The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The following table sets forth non-performing assets and accruing past due loans on the dates indicated in conjunction with our quality ratios:

	March 31,		December 31,		September 30,		June 30,		March 31,
	2011		2010		2010		2010		2010
	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in millions)
Accruing past due loans:
30 to 59 days past due:
Residential and consumer	64	$15.3	89	$17.8	83	$20.5	65	$19.0	84	$18.2
Construction	—	—	—	—	3	25.4	—	—	1	1.9
Multi-family	—	—	2	4.7	—	—	3	11.7	2	3.9
Commercial	6	4.8	1	0.7	2	1.9	2	0.8	4	4.5
Commercial and industrial	—	—	1	0.1	2	1.3	3	0.6	4	0.9

Total 30 to 59 days past due	70	20.1	93	23.3	90	49.1	73	32.1	95	29.4
60 to 89 days past due:
Residential and consumer	24	4.0	39	12.1	30	5.6	40	8.0	39	10.0
Construction	4	13.8	1	7.9	1	1.4	1	2.4	6	23.6
Multi-family	7	25.0	3	12.9	2	11.9	3	0.9	—	—
Commercial	1	0.7	1	0.5	—	—	—	—	1	0.6
Commercial and industrial	—	—	2	0.6	2	1.1	3	0.4	—	—

Total 60 to 89 days past due	36	43.5	46	34.0	35	20.0	47	11.7	46	34.2

Total accruing past due loans	106	$63.6	139	$57.3	125	$69.1	120	$43.8	141	$63.6

Non-performing (non-accruing):
Residential and consumer	281	$80.8	263	$74.7	239	$68.7	210	$60.4	199	$57.1
Construction	22	64.2	26	82.8	21	67.1	21	67.6	22	61.6
Multi-family	3	2.7	3	2.7	6	3.5	3	2.7	2	2.5
Commercial	11	4.7	8	3.9	8	4.6	8	4.6	9	3.5
Commercial and industrial	6	2.0	5	1.8	2	1.0	2	0.6	—	—

Total Non-Performing Loans	323	$154.4	305	$165.9	276	$144.9	244	$135.9	232	$124.7

Non-performing loans to total loans		1.87%		2.08%		1.94%		1.88%		1.82%
Allowance for loan loss as a percent of non-performing loans		64.04%		54.81%		58.39%		53.23%		50.47%
Allowance for loan losses as a percent of total loans		1.20%		1.14%		1.13%		1.00%		0.92%
Total non-performing loans, defined as non-accruing loans, decreased by $11.5 million to $154.4 million at March 31, 2011 from $165.9 million at December 31, 2010. Although we have had resolution on a number of non-performing loans, the current economic environment continues to cause financial difficulties for several large construction loans. Additionally, residential loan delinquency has risen as unemployment in our lending area has remained persistently high.
At March 31, 2011 loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $61.5 million of which $53.9 million of impaired loans had a specific allowance for credit losses of $7.9 million and $7.6 million of impaired loans had no specific allowance for credit losses. At December 31, 2010, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $69.3 million, of which $42.8 million of impaired loans had a related allowance for credit losses of $5.0 million and $26.4 million of impaired loans had no related allowance for credit losses.
At March 31, 2011, there is one construction loan totaling $2.9 million, one commercial real estate loan totaling $2.3 million and 13 residential loans totaling $4.8 million which are deemed troubled debt restructurings.

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2011, there are 8 multi-family loans totaling $38.5 million, 4 construction loans totaling $13.8 million and 6 commercial and industrial loans totaling $3.2 million that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-performing loans to total loans was 1.87% at March 31, 2011 compared to 2.08% at December 31, 2010. The allowance for loan losses as a percentage of non-performing loans was 64.04% at March 31, 2011 compared with 54.81% at December 31, 2010. At March 31, 2011 our allowance for loan losses as a percentage of total loans was 1.20% compared with 1.14% at December 31, 2010.
The following table sets forth the allowance for loan losses at March 31, 2011 and December 31, 2010 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2011		December 31, 2010
		Percent of Loans in		Percent of Loans in
	Allowance for Loan	Each Category to	Allowance for Loan	Each Category to
	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$22,062	60.54%	$20,489	61.78%
Multi-family	11,586	15.70%	10,454	14.53%
Commercial	18,495	15.61%	16,432	15.33%
Construction loans	35,164	4.07%	34,669	4.35%
Commercial and industrial	2,765	1.01%	2,189	0.76%
Consumer and other loans	844	3.07%	866	3.25%
Unallocated	7,975	—	5,832	—

Total allowance	$98,891	100.00%	$90,931	100.00%

The allowance for loan losses increased by $8.0 million to $98.9 million at March 31, 2011 from $90.9 million at December 31, 2010. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the high level of non-performing loans; and the continued adverse economic environment, offset partially by net charge offs of $9.0 million. These charge offs were primarily in the construction loan portfolio.
The triggering events or other circumstances that led to the significant credit deterioration resulting in these construction loan charge-offs were caused by a variety of economic factors including, but not limited to: continued deterioration of the housing and real estate markets in which we lend, significant and continuing declines in the value of real estate which collateralize our construction loans, the overall weakness of the economy in our local area, and unemployment in our lending area which has remained stubbornly high.

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
Securities. Securities, in the aggregate, decreased by $376,000, or 0.04%, to $1.08 billion at March 31, 2011, from $1.08 billion at December 31, 2010. The decrease in the portfolio was due to paydowns, calls or maturities and was partially offset by the purchase of $106.6 million of agency issued mortgage backed securities during the three months ended March 31, 2011.
Stock in the Federal Home Loan Bank, Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $11.4 million from $80.4 million at December 31, 2010 to $91.7 million at March 31, 2011 as a result of an increase in our level of borrowings at March 31, 2011. Other assets decreased $2.5 million due to prepaid amortizing FDIC insurance premiums.
Deposits. Deposits decreased by $47.4 million, or 0.7%, to $6.73 billion at March 31, 2011 from $6.77 billion at December 31, 2010. While overall deposits decreased, this was attributed to the run off of higher priced certificates of deposit which were partially offset by an increase in core deposits of $58.1 million or 1.7%.
Borrowed Funds. Borrowed funds increased $240.5 million, or 13.2%, to $2.07 billion at March 31, 2011 from $1.83 billion at December 31, 2010 in order to fund our asset growth.
Stockholders’ Equity. Stockholders’ equity increased $17.8 million to $919.1 million at March 31, 2011 from $901.3 million at December 31, 2010. The increase is primarily attributed to the $18.2 million net income for three months ended March 31, 2011, $2.6 million of compensation cost related to equity incentive plans, partially offset by $2.5 million in purchases of treasury stock.

Average Balance Sheets for the Three Months ended March 31, 2011 and 2010
The following table presents certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended March 31, 2011 and 2010. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	March 31, 2011				March 31, 2010
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$71,051		$17	0.10%	$159,194		$73	0.18%
Securities available-for-sale (1)	584,255		3,322	2.27%	464,673		3,203	2.76%
Securities held-to-maturity	450,168		5,778	5.13%	690,495		7,836	4.54%
Net loans (2)	8,044,401		103,481	5.15%	6,715,435		91,028	5.42%
Stock in FHLB	80,607		1,082	5.37%	74,254		928	5.00%

Total interest-earning assets	9,230,482		113,680	4.93%	8,104,051		103,068	5.09%

Non-interest earning assets	410,821				386,967

Total assets	$9,641,303				$8,491,018

Interest-bearing liabilities:
Savings	$1,200,530		$2,561	0.85%	$876,737		$3,429	1.56%
Interest-bearing checking	1,011,731		1,446	0.57%	729,200		1,672	0.92%
Money market accounts	855,659		1,730	0.81%	702,781		1,962	1.12%
Certificates of deposit	3,378,093		14,251	1.69%	3,309,288		16,697	2.02%
Borrowed funds	1,828,426		15,955	3.49%	1,781,260		17,378	3.90%

Total interest-bearing liabilities	8,274,439		35,943	1.74%	7,399,266		41,138	2.22%
Non-interest bearing liabilities	457,466				237,332

Total liabilities	8,731,905				7,636,598
Stockholders’ equity	909,398				854,420

Total liabilities and stockholders’ equity	$9,641,303				$8,491,018

Net interest income			$77,737				$61,930

Net interest rate spread (3)				3.19%				2.87%

Net interest earning assets (4)	$956,043				$704,785

Net interest margin (5)				3.37%				3.06%

Ratio of interest-earning assets to total interest- bearing liabilities	1.12	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
Net Income. Net income was $18.2 million for the three months ended March 31, 2011 compared to net income of $13.3 million for the three months ended March 31, 2010.
Net Interest Income. Net interest income increased by $15.8 million, or 25.5%, to $77.7 million for the three months ended March 31, 2011 from $61.9 million for the three months ended March 31, 2010. The increase was primarily due to a 48 basis point decrease in our cost of interest-bearing liabilities to 1.74% for the three months ended March 31, 2011 from 2.22% for the three months ended March 31, 2010. This was partially offset by the yield on our interest-earning assets decreasing 16 basis points to 4.93% for the three months ended March 31, 2011 from 5.09% for the three months ended March 31, 2010. Short term interest rates remaining at historically low levels resulted in many of our deposits and borrowed funds repricing downward. This had a positive impact on our net interest margin which improved by 31 basis points from 3.06% for the three months ended March 31, 2010 to 3.37% for the three months ended March 31, 2011.
Interest and Dividend Income. Total interest and dividend income increased by $10.6 million, or 10.3%, to $113.7 million for the three months ended March 31, 2011 from $103.1 million for the three months ended March 31, 2010. This increase is attributed to the average balance of interest-earning assets increasing $1.13 billion, or 13.9%, to $9.23 billion for the three months ended March 31, 2011 from $8.10 billion for the three months ended March 31, 2010. This was partially offset by the weighted average yield on interest-earning assets decreasing 16 basis points to 4.93% for the three months ended March 31, 2011 compared to 5.09% for the three months ended March 31, 2010.
Interest income on loans increased by $12.5 million, or 13.7%, to $103.5 million for the three months ended March 31, 2011 from $91.0 million for the three months March 31, 2010, reflecting a $1.33 billion, or 19.8%, increase in the average balance of net loans to $8.04 billion for the three months ended March 31, 2011 from $6.72 billion for the three months ended March 31, 2010. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $577.9 million and $508.0 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family loans and commercial real estate loans. This was partially offset by a 27 basis point decrease in the average yield on loans to 5.15% for the three months ended March 31, 2011 from 5.42% for the three months ended March 31, 2010.
Interest income on all other interest-earning assets, excluding loans, decreased by $1.8 million, or 15.3%, to $10.2 million for the three months ended March 31, 2011 from $12.0 million for the three months ended March 31, 2010. This decrease reflected a $202.5 million decrease in the average balance of all other interest-earning assets, excluding loans, to $1.19 billion for the three months ended March 31, 2011 from $1.39 billion for the three months ended March 31, 2010. In addition, the weighted average yield on interest-earning assets, excluding loans, decreased by 3 basis points to 3.44% for the three months ended March 31, 2011 compared to 3.47% for the three months ended March 31, 2010.
Interest Expense. Total interest expense decreased by $5.2 million, or 12.6%, to $35.9 million for the three months ended March 31, 2011 from $41.1 million for the three months ended March 31, 2010. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 48 basis points to 1.74% for the three months ended March 31, 2011 compared to 2.22% for the three months ended March 31, 2010. This was partially offset by the average balance of total interest-bearing liabilities increasing by $875.2 million, or 11.8%, to $8.27 billion for the three months ended March 31, 2011 from $7.40 billion for the three months ended March 31, 2010.
Interest expense on interest-bearing deposits decreased $3.8 million, or 15.9% to $20.0 million for the three months ended March 31, 2011 from $23.8 million for the three months ended March 31, 2010. This decrease is attributed to a 45 basis point decrease in the average cost of interest-bearing deposits to 1.24% for the three months ended March 31, 2011 from 1.69% for the three months ended March 31, 2010 as deposit rates decreased to reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $828.0 million, or 14.7% to $6.45 billion for the three months ended March 31, 2011 from $5.62 billion for the three months ended March 31, 2010. Core deposit growth represented 91.7%, or $759.2 million of the increase in the average balance of total interest-bearing deposits.
Interest expense on borrowed funds decreased by $1.4 million, or 8.2%, to $16.0 million for the three months ended March 31, 2011 from $17.4 million for the three months ended March 31, 2010. This decrease is attributed to the average cost of borrowed funds decreasing 41 basis points to 3.49% for the three months ended March 31, 2011 from 3.90% for the three months ended March 31, 2010 as some of our borrowed funds repriced at lower rates. This was partially offset by the average balance of borrowed funds increasing by $47.2 million or 2.7%, to $1.83 billion for the three months ended March 31, 2011 from $1.78 billion for the three months ended March 31, 2010.
Provision for Loan Losses. The provision for loan losses was $17.0 million for the three months ended March 31, 2011 compared to $13.1 million for the three months ended March 31, 2010. Net charge-offs were $9.0 million for the three months ended March 31, 2011 compared to $5.2 million for the three months ended March 31, 2010. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2011 and December 31, 2010.”
Non-interest Income. Total non-interest income was $6.5 million for the three months ended March 31, 2011 compared to $3.9 million for the three months ended March 31, 2010. The increase is attributed to a $1.9 million increase in fees and service charges to $3.5 million for the three months ended March 31, 2011. This increase is partially attributed to fees from commercial deposit and loan accounts as well as fees generated from the servicing of third party loan portfolios. In addition, there was an increase in gain on loan sales of $508,000 to $2.3 million for the three months ended March 31, 2011 as refinancing activity during the current quarter resulted in more loans being sold into the secondary market than the prior year quarter.
Non-interest Expenses. Total non-interest expenses increased by $7.9 million, or 25.9%, to $38.3 million for the three months ended March 31, 2011 from $30.4 million for the three months ended March 31, 2010. Compensation and fringe benefits increased $4.9 million as a result of staff additions primarily from the acquisition of Millennium. Additionally we increased our staff in our retail banking areas, our mortgage company and commercial real estate lending department. There was also normal merit increases and approximately $1.5 million in severance related expenses. Occupancy expense increased $1.9 million as a result of the costs associated with expanding our branch network, and increased costs due to weather related expenses. Advertising increased $505,000 due to our marketing efforts in relation to our expansion and data processing expenses increased $501,000 primarily due to increased volume of accounts.

Income Taxes. Income tax expense was $10.7 million for the three months ended March 31, 2011, representing a 37.07% effective tax rate compared to income tax expense of $9.1 million for the three months ended March 31, 2010 representing a 40.55% effective tax rate. The decrease in the effective tax rate is due to more revenue generated in states other than New Jersey.
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
At March 31, 2011 the Company had overnight borrowings outstanding with FHLB of $271.5 million compared to $231.0 million at December 31, 2010. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.07 billion at March 31, 2011, an increase from $1.83 billion at December 31, 2010.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2011, outstanding commitments to originate loans totaled $327.0 million; outstanding unused lines of credit totaled $431.3 million; standby letters of credit totaled $5.8 million and outstanding commitments to sell loans totaled $24.0 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.21 billion at March 31, 2011. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program will commence immediately upon completion of the third program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended March 31, 2011, the Company repurchased 184,277 shares of its common stock. Under the current share repurchase programs, 4,478,090 shares remain available for repurchase. As March 31, 2011, a total of 13,809,102 shares have been purchased under Board authorized share repurchase programs, of which 2,248,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of March 31, 2011 the Bank exceeded all regulatory capital requirements as follows:

	As of March 31, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$903,255	13.6%	529,940	8.0%
Tier I capital (to risk-weighted assets)	820,274	12.4	264,970	4.0
Tier I capital (to average assets)	820,274	8.6	382,851	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2011:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$2,066,500	881,500	240,000	320,000	625,000
Commitments to originate and purchase loans	$326,990	326,990	—	—	—
Commitments to sell loans	$23,986	23,986	—	—	—
Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $431.3 million of the borrowings are callable at the option of the lender.
Additionally, at March 31, 2011, the Company’s commitments to fund unused lines of credit totaled $480.0 million.
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
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of March 31, 2011 have not changed significantly from December 31, 2010.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2010 Annual Report on Form 10-K.

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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable- rate first mortgages. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter repricing term compared to fixed rate residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
We retain an independent, nationally recognized consulting firms who specialize in asset and liability management to complete our quarterly interest rate risk reports. We also retain a second nationally recognized consulting firm to prepare independently comparable interest rate risk reports for the purpose of validation. Both firms use a combination of analyses to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of immediately changed interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.
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
Quantitative Analysis. The table below sets forth, as of March 31, 2011 the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
					Increase (Decrease) in
Change in		Estimated Increase			Estimated Net Interest
Interest Rates		(Decrease)		Estimated Net	Income
(basis points)	Estimated NPV	Amount	Percent	Interest Income	Amount	Percent
	(Dollars in thousands)
+200bp	$854,067	$(353,859)	(29.3)%	$305,442	$(19,105)	(5.9)%
0bp	$1,207,927	—	—	$324,547	—	—
-100bp	$1,301,829	$93,903	7.8%	$332,520	$7,973	2.5%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities

The table set forth above indicates at March 31, 2011 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 29.3% decrease in NPV and an $19.1 million or 5.9% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 7.8% increase in NPV and a $8.0 million or 2.5% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
The following table reports information regarding repurchases of our common stock during quarter ended March 31, 2011 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
January 1, 2011 through January 31, 2011	5,035	13.38	5,035	780,809
February 1, 2011 through February 28, 2011	176,242	13.31	176,242	4,481,090
March 1, 2011 through March 31, 2011	3,000	13.53	3,000	4,478,090

Total	184,277	$13.32	184,277

(1)	On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 601,567 shares yet to be purchased as of March 31, 2011. On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,976,523 million shares. The new repurchase program will commence immediately upon completion of the third repurchase plan described above. This program has no expiration date.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	[Reserved]

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Savings Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

14	Code of Ethics*****

21	Subsidiaries of Registrant*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. ******

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.

***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.

*****	Available on our website www.isbnj.com

******	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Investors Bancorp, Inc.

Dated: May 10, 2011	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2011	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)