Form 10-Q
period 2011-06-30
Investors Bancorp Inc
filed 2011-08-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

Commission file number: 0-51557

Investors Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3493930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 JFK Parkway, Short Hills, New Jersey 07078
(Address of principal executive offices)

(973) 924-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes        No   X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No

As of August 1, 2011 there were 112,365,326 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 57.7% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

Index

Part I.     Financial Information

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2011(unaudited) and December 31, 2010

	June 30,		December 31,
	2011		2010
	(In thousands)

Assets
Cash and cash equivalents	$	92,811	76,224
Securities available-for-sale, at estimated fair value		743,348	602,733
Securities held-to-maturity, net (estimated fair value of $385,272 and $514,223 at June 30, 2011 and December 31, 2010, respectively)		349,963	478,536
Loans receivable, net		8,479,958	7,917,705
Loans held-for-sale		19,966	35,054
Stock in the Federal Home Loan Bank		118,317	80,369
Accrued interest receivable		40,405	40,541
Other real estate owned		225	976
Office properties and equipment, net		58,507	56,927
Net deferred tax asset		132,162	128,210
Bank owned life insurance		111,567	117,039
Intangible assets		39,380	39,004
Other assets		19,594	28,813

Total assets	$	10,206,203	9,602,131

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$	6,826,923	6,774,930
Borrowed funds		2,335,500	1,826,514
Advance payments by borrowers for taxes and insurance		42,369	34,977
Other liabilities		61,757	64,431
Total liabilities		9,266,549	8,700,852

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued		—	—
Common stock, $0.01 par value, 200,000,000 shares authorized;
118,020,280 issued; 112,715,926 and 112,851,127 outstanding at June 30, 2011 and December 31, 2010, respectively		532	532
Additional paid-in capital		532,294	533,720
Retained earnings		520,547	483,269
Treasury stock, at cost; 5,304,354 and 5,169,153 shares at June 30, 2011 and December 31, 2010, respectively		(63,628)	(62,033)
Unallocated common stock held by the employee stock ownership plan		(33,324)	(34,033)
Accumulated other comprehensive loss		(16,767)	(20,176)

Total stockholders’ equity		939,654	901,279

Total liabilities and stockholders’ equity	$	10,206,203	9,602,131

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2011	2010	2011	2010

		(Dollars in thousands, except per share data)

Interest and dividend income:
Loans receivable and loans held-for-sale	$	108,837	94,300	212,318	185,328
Securities:
Government-sponsored enterprise obligations		98	174	267	372
Mortgage-backed securities		7,570	9,493	15,145	19,539
Municipal bonds and other debt		1,272	1,009	2,628	1,804
Interest-bearing deposits		6	117	23	190
Federal Home Loan Bank stock		894	778	1,976	1,706

Total interest and dividend income		118,677	105,871	232,357	208,939

Interest expense:
Deposits		19,833	22,906	39,821	46,666
Secured borrowings		16,429	17,818	32,384	35,196

Total interest expense		36,262	40,724	72,205	81,862

Net interest income		82,415	65,147	160,152	127,077
Provision for loan losses		18,500	15,450	35,500	28,500

Net interest income after provision for loan losses		63,915	49,697	124,652	98,577

Non-interest income
Fees and service charges		3,183	1,610	6,642	3,200
Income on bank owned life insurance		1,067	659	1,716	1,180
Gain on loan transactions, net		1,655	1,737	3,910	3,484
(Loss) gain on securities transactions		(341)	37	(318)	(11)
Loss on sale of other real estate owned, net		(106)	—	(106)	—
Other income		90	96	206	219

Total non-interest income		5,548	4,139	12,050	8,072

Non-interest expense
Compensation and fringe benefits		20,624	17,371	42,674	34,507
Advertising and promotional expense		1,389	1,475	2,766	2,347
Office occupancy and equipment expense		7,637	4,379	13,866	8,735
Federal insurance premiums		2,700	2,475	5,400	5,700
Stationery, printing, supplies and telephone		841	645	1,630	1,280
Professional fees		1,148	1,095	2,159	2,177
Data processing service fees		2,132	1,475	4,064	2,906
Other operating expenses		2,765	1,858	4,974	3,547

Total non-interest expenses		39,236	30,773	77,533	61,199

Income before income tax expense		30,227	23,063	59,169	45,450
Income tax expense		10,604	7,787	21,332	16,864

Net income	$	19,623	15,276	37,837	28,586

Basic and diluted earnings per share	$	0.18	0.14	0.35	0.26
Weighted average shares outstanding
Basic		108,482,969	110,160,916	108,525,151	110,153,944
Diluted		108,730,300	110,396,858	108,696,361	110,276,464

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
 Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2011 and 2010
(Unaudited)

							Accumulated
			Additional			Unallocated	Other	Total
		Common	Paid-In	Retained	Treasury	Common Stock	Comprehensive	Stockholders’
		Stock	Capital	Earnings	Stock	Held by ESOP	Loss	Equity
		(In thousands)

Balance at December 31, 2009	$	532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213
Comprehensive income:
Net income		—	—	28,586	—	—	—	28,586
Change in funded status of retirement obligations, net of tax expense of $68		—	—	—	—	—	99	99
Unrealized gain on securities available- for-sale, net of tax expense of $3,375		—	—	—	—	—	5,191	5,191
Other-than-temporary impairment accretion on debt securities, net of tax expense of $353		—	—	—	—	—	511	511

Total comprehensive income								34,387

Purchase of treasury stock (50,500 shares)		—	—	—	(608)	—	—	(608)
Treasury stock allocated to restricted stock plan		—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock		—	4,806	—	—	—	—	4,806
ESOP shares allocated or committed to be released		—	207	—	2	709	—	918

Balance at June 30, 2010	$	532	528,874	449,836	(38,183)	(34,742)	(16,601)	889,716

Balance at December 31, 2010	$	532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279
Comprehensive income:
Net income		—	—	37,837	—	—	—	37,837
Change in funded status of retirement obligations, net of tax expense of $70		—	—	—	—	—	102	102
Unrealized gain on securities available- for-sale, net of tax expense of $2,339		—	—	—	—	—	3,562	3,562
Reclassification adjustment for losses included in net income, net of tax benefit of $477		—	—	—	—	—	(691)	(691)
Other-than-temporary impairment accretion on debt securities, net of tax expense of $301		—	—	—	—	—	436	436

Total comprehensive income								41,246

Purchase of treasury stock (635,201 shares)		—	—	—	(8,742)	—	—	(8,742)
Treasury stock allocated to restricted stock plan		—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock		—	4,872	—	—	—	—	4,872
ESOP shares allocated or committed to be released		—	290	—	—	709	—	999

Balance at June 30, 2011	$	532	532,294	520,547	(63,628)	(33,324)	(16,767)	939,654

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011		2010
		(In thousands)

Cash flows from operating activities:
Net income	$	37,837	28,586
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense		5,871	5,724
Amortization of premiums and accretion of discounts on securities, net		2,597	1,861
Amortization of premium and accretion of fees and costs on loans, net		2,886	3,062
Amortization of intangible assets		782	360
Provision for loan losses		35,500	28,500
Depreciation and amortization of office properties and equipment		3,340	1,143
Loss on securities transactions		318	11
Mortgage loans originated for sale		(188,030)	(247,374)
Proceeds from mortgage loan sales		205,807	243,903
Gain on sales of loans, net		(2,689)	(2,464)
Loss on sale of other real estate owned		106	-
Gain on sale of branches		(72)	-
Income on bank owned life insurance contract		(1,716)	(1,180)
Decrease (increase) in accrued interest		136	(2,268)
Deferred tax benefit		(6,235)	(6,296)
Decrease in other assets		8,385	5,293
(Decrease) increase in other liabilities		(3,214)	23,426

Total adjustments		63,772	53,701

Net cash provided by operating activities		101,609	82,287

Cash flows from investing activities:
Purchases of loans receivable		(376,381)	(413,863)
Net originations of loans receivable		(224,258)	(179,177)
Proceeds from disposition of loans held for investment		1,221	2,984
Gain on disposition of loans held for investment		(1,221)	(1,020)
Net proceeds from sale of foreclosed real estate		1,068	—
Purchases of mortgage-backed securities held to maturity		—	(3,690)
Purchases of debt securities held-to-maturity		(1,337)	—
Purchases of mortgage-backed securities available-for-sale		(264,197)	(100,908)
Purchases of other investments available-for-sale		—	(150)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity		90,838	117,276
Proceeds from calls/maturities on debt securities held-to-maturity		20,499	1,507
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale		86,383	68,816
Proceeds from sale of mortgage-backed securities held-to-maturity		21,355	—
Proceeds from sale of mortgage-backed securities available-for-sale		36,972	—
Proceeds from maturities of US Government and agency obligations available-for-sale		—	25,000
Proceeds from redemptions of Federal Home Loan Bank stock		37,386	5,941
Purchases of Federal Home Loan Bank stock		(75,334)	(19,208)
Purchases of office properties and equipment		(5,404)	(4,347)
Death benefit proceeds from bank owned life insurance		7,188	—
Cash paid, net of consideration received for branch sale		(64,612)	—

Net cash used in investing activities		(709,834)	(500,839)

Cash flows from financing activities:
Net increase in deposits		117,176	215,708
Repayments of funds borrowed under other repurchase agreements		(250,000)	(125,000)
Net increase in other borrowings		758,986	349,986
Net increase in advance payments by borrowers for taxes and insurance		7,392	4,868
Purchase of treasury stock		(8,742)	(608)

Net cash provided by financing activities		624,812	444,954

Net increase in cash and cash equivalents		16,587	26,402
Cash and cash equivalents at beginning of the period		76,224	73,606

Cash and cash equivalents at end of the period	$	92,811	100,008

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$	423	751
Cash paid during the year for:
Interest		73,142	81,831
Income taxes		26,255	25,601

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Savings Bank “Bank” (collectively, the “Company”) and the Bank’s wholly-owned subsidiaries.

In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six-month period ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for subsequent periods.

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

On October 15, 2010, the Company completed the acquisition of Millennium bcpbank (“Millennium”) deposit franchise. In this transaction the Company acquired approximately $600 million of deposits and seventeen branch offices in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805, “Business Combinations,” as amended. The transaction resulted in a bargain purchase gain of $1.8 million, net of tax. In a separate transaction the Company purchased a portion of Millennium’s performing loan portfolio and entered into a Loan Servicing Agreement to service those loans it did not purchase. Upon acquisition, the Company entered into a definitive agreement with a third party to sell the four Massachusetts branch offices with deposits of $65 million, for a premium of 0.11%. The sale of these branches closed on May 6, 2011 resulting in a gain of $72,000.

3.	Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2011			2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
		(Dollars in thousands, except per share data)

Net Income	$19,623			$15,276

Basic earnings per share:
Income available to common stockholders	$19,623	108,482,969	$0.18	$15,276	110,160,916	$0.14

Effect of dilutive common stock equivalents	—	247,331		—	235,942

Diluted earnings per share:
Income available to common stockholders	$19,623	108,730,300	$0.18	$15,276	110,396,858	$0.14

For the three months ended June 30, 2011 and June 30, 2010 there were 4.3 million and 4.9 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2011			2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in thousands, except per share data)

Net Income	$37,837			$28,586

Basic earnings per share:
Income available to common stockholders	$37,837	108,525,151	$0.35	$28,586	110,153,944	$0.26

Effect of dilutive common stock equivalents	—	171,210		—	122,520

Diluted earnings per share:
Income available to common stockholders	$37,837	108,696,361	$0.35	$28,586	110,276,464	$0.26

For the six months ended June 30, 2011 and June 30, 2010, there were 4.9 million and 5.6 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

		June 30, 2011
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated
		cost	gains	losses	fair value
			(In thousands)

Available-for-sale:
Equity securities	$	2,053	415	—	2,468
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation		333,336	3,053	2,059	334,330
Federal National Mortgage Association		379,968	5,114	584	384,498
Government National Mortgage Association		8,200	215	—	8,415
Non-agency securities		13,340	297	—	13,637

Total mortgage-backed securities available-for-sale		734,844	8,679	2,643	740,880

Total available-for-sale		736,897	9,094	2,643	743,348

Held-to-maturity:
Debt securities:
Government-sponsored enterprises		187	1	—	188
Municipal bonds		10,397	437	—	10,834
Corporate and other debt securities		25,097	22,157	2,042	45,212

Total debt securities held-to-maturity		35,681	22,595	2,042	56,234

Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation		150,297	6,435	317	156,415
Federal National Mortgage Association		128,417	8,074	—	136,491
Government National
Mortgage Association		1,470	24	—	1,494
Federal housing authorities		2,204	105	—	2,309
Non-agency securities		31,894	464	29	32,329

Total mortgage-backed securities held-to-maturity		314,282	15,102	346	329,038

Total held-to-maturity		349,963	37,697	2,388	385,272

Total securities	$	1,086,860	46,791	5,031	1,128,620

		December 31, 2010
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated
		cost	gains	losses	fair value
			(In thousands)

Available-for-sale:
Equity securities	$	2,025	207	—	2,232
Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation		248,403	3,485	3,553	248,335
Federal National Mortgage Association		306,745	4,297	2,085	308,957
Government National Mortgage Association		9,202	243	—	9,445
Non-agency securities		34,640	532	1,408	33,764

Total mortgage-backed securities available-for-sale		598,990	8,557	7,046	600,501

Total available-for-sale		601,015	8,764	7,046	602,733

Held-to-maturity:
Debt securities:
Government-sponsored enterprises		15,200	246	—	15,446
Municipal bonds		13,951	46	90	13,907
Corporate and other debt securities		23,552	19,330	1,593	41,289

Total debt securities held-to-maturity		52,703	19,622	1,683	70,642

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation		210,544	7,964	278	218,230
Federal National Mortgage Association		166,251	9,218	13	175,456
Government National Mortgage Association		3,243	287	—	3,530
Federal housing authorities		2,324	152	—	2,476
Non-agency securities		43,471	573	155	43,889

Total mortgage-backed securities held-to-maturity		425,833	18,194	446	443,581

Total held-to-maturity		478,536	37,816	2,129	514,223

Total securities	$	1,079,551	46,580	9,175	1,116,956

Gross unrealized losses on securities available-for-sale and held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010, was as follows:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
			(In thousands)

Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$119,593	2,059	—	—	119,593	2,059
Federal National Mortgage Association	82,138	584	—	—	82,138	584

Total available-for-sale	201,731	2,643	—	—	201,731	2,643

Held-to-maturity:
Corporate and other debt securities	1,285	613	439	1,429	1,724	2,042
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	17,902	317	—	—	17,902	317
Non-agency securities	2,881	29	—	—	2,881	29

Total mortgage-backed securities held-to-maturity	20,783	346	—	—	20,783	346

Total held-to-maturity	22,068	959	439	1,429	22,507	2,388

Total	$223,799	3,602	439	1,429	224,238	5,031

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)

Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$99,704	3,553	—	—	99,704	3,553
Federal National Mortgage Association	134,853	2,085	—	—	134,853	2,085
Non-agency securities	—	—	12,226	1,408	12,226	1,408

Total available-for-sale	234,557	5,638	12,226	1,408	246,783	7,046

Held-to-maturity:
Debt securities:
Municipal bonds	—	—	7,699	90	7,699	90
Corporate and other debt securities	185	806	825	787	1,010	1,593

Total debt securities held-to-maturity	185	806	8,524	877	8,709	1,683

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	2,034	8	20,413	270	22,447	278
Federal National Mortgage Association	—	—	2,067	13	2,067	13
Non-agency securities	2,960	149	4,558	6	7,518	155

Total mortgage backed securities held-to-maturity	4,994	157	27,038	289	32,032	446

Total held-to-maturity	5,179	963	35,562	1,166	40,741	2,129

Total	$239,736	6,601	47,788	2,574	287,524	9,175

The gross unrealized losses in our available-for-sale mortgage-backed securities accounted for 52.5% of the gross unrealized losses at June 30, 2011. The total estimated fair value of our available-for-sale mortgage-backed securities represented 65.6% of our total investment portfolio at June 30, 2011.

The gross unrealized losses in our corporate and other debt securities accounted for 40.6% of the gross unrealized losses at June 30, 2011. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 33 pooled trust preferred securities, (TruPS) principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to the adverse economic conditions, the majority of these securities have been downgraded below investment grade. At June 30, 2011, the amortized cost and estimated fair values of the trust preferred portfolio was $25.1 million and $45.2 million, respectively.

The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of June 30, 2011. In addition, at June 30, 2011 the Company held 2 pooled trust preferred securities with a book value of $3.8 million and a fair value of $6.5 million which are investment grade. The Company does not own any single-issuer trust preferred securities.

							Expected
						Current	Deferrals and	Excess
					Number of	Deferrals and	Defaults	Subordination
				Unrealized	Issuers	Defaults asa %	as % of	as a % of	Moody’s/
(Dollars in 000’s)				Gains	Currently	of Total	Remaining	Performing	Fitch Credit
Description	Class	Book Value	Fair Value	(Losses)	Performing	Collateral (1)	Collateral (2)	Collateral (3)	Ratings
Alesco PF II	B1	$200.4	$352.8	$152.4	33	9.6%	16.4%	0.0%	Ca / C
Alesco PF III	B1	426.8	839.0	412.2	38	9.6%	17.2%	0.0%	Ca / C
Alesco PF III	B2	170.8	335.6	164.8	38	9.6%	17.2%	0.0%	Ca / C
Alesco PF IV	B1	266.5	61.6	(204.9)	40	6.1%	26.4%	0.0%	C / C
Alesco PF VI	C2	380.9	980.0	599.1	42	7.1%	21.7%	0.0%	Ca / C
MM Comm III	B	1,146.2	4,895.8	3,749.6	7	20.9%	11.6%	12.8%	Ba1 / CC
MM Comm IX	B1	58.3	27.1	(31.2)	20	22.1%	31.2%	0.0%	Caa3 / C
MMCaps XVII	C1	911.0	2,054.5	1,143.5	41	10.5%	15.4%	0.0%	Ca / C
MMCaps XIX	C	418.3	8.0	(410.3)	30	28.4%	24.5%	0.0%	C / C
Tpref I	B	1,210.4	2,728.4	1,518.0	12	38.2%	95.2%	0.0%	Ca / D
Tpref II	B	2,648.7	4,686.4	2,037.7	20	26.9%	25.4%	0.0%	Caa3 / C
US Cap I	B2	597.7	1,391.7	794.0	36	8.4%	14.0%	0.0%	Caa1 / C
US Cap I	B1	1,772.2	4,175.1	2,402.9	36	8.4%	14.0%	0.0%	Caa1 / C
US Cap II	B1	883.5	2,410.5	1,527.0	45	11.9%	15.5%	0.0%	Ca / C
US Cap III	B1	1,057.2	2,159.9	1,102.7	33	17.3%	17.5%	0.0%	Ca / C
US Cap IV	B1	814.0	194.0	(620.0)	46	31.4%	24.8%	0.0%	C / D
Trapeza XII	C1	972.2	696.9	(275.3)	34	22.9%	17.9%	0.0%	C / C
Trapeza XIII	C1	926.2	1,153.0	226.8	43	17.9%	22.7%	0.0%	Ca / C
Pretsl IV	Mez	118.4	132.4	14.0	5	27.1%	17.0%	19.0%	Ca / CCC
Pretsl V	Mez	8.4	19.6	11.2	0	65.5%	0.0%	0.0%	Caa3 / D
Pretsl VII	Mez	1,090.9	1,674.0	583.1	7	37.4%	69.4%	0.0%	Ca / C
Pretsl XV	B1	679.2	1,116.9	437.7	54	23.2%	19.9%	0.0%	C / C
Pretsl XVII	C	408.2	365.1	(43.1)	36	16.3%	29.2%	0.0%	Ca / C
Pretsl XVIII	C	892.0	1,948.4	1,056.4	58	16.5%	14.0%	0.0%	Ca / C
Pretsl XIX	C	353.3	413.4	60.1	54	20.1%	14.7%	0.0%	C / C
Pretsl XX	C	194.5	73.5	(121.0)	45	23.6%	19.5%	0.0%	C / C
Pretsl XXI	C1	313.4	444.1	130.7	53	24.1%	20.4%	0.0%	C / C
Pretsl XXIII	A-FP	1,591.9	2,507.8	915.9	98	18.9%	17.6%	18.3%	B1 / B
Pretsl XXIV	C1	441.2	163.9	(277.3)	62	23.0%	27.2%	0.0%	C / C
Pretsl XXV	C1	193.6	134.8	(58.8)	51	23.9%	25.6%	0.0%	C / C
Pretsl XXVI	C1	192.5	529.6	337.1	54	21.1%	20.6%	0.0%	C / C

		$21,338.8	$38,673.8	$17,335.0

(1)	At June 30, 2011, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 10.0%.
(2)	At June 30, 2011, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.5% to 12.4%.
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

The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer. The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity, are shown below.

	June 30, 2011
	Amortized	Estimated
	cost	fair value
	(In thousands)
Due in one year or less	$4,122	4,122
Due after one year through five years	1,125	1,218
Due after five years through ten years	207	208
Due after ten years	30,227	50,686

Total	$35,681	56,234

Other-Than-Temporary Impairment

We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At June 30, 2011, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the three and six months ended June 30, 2011. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

At June 30, 2011, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $32.6 million ($19.3 million after-tax). We do not expect to sell, nor is it more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Balance of credit related OTTI, beginning of period	$119,311	121,033	120,012	121,033
Additions:
Initial credit impairments	-	-	-	-
Subsequent credit impairments	-	-	-	-
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(702)	-	(1,403)	-

Balance of credit related OTTI, end of period	$118,609	121,033	118,609	121,033

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

Realized Gains and Losses

For the three and six months ended June 30, 2011, proceeds from sales of securities from the available-for-sale portfolio were $37.0 million, which resulted in gross realized gains and gross realized losses of $951,000 and $2.1 million, respectively. For the three and six months ended June 30, 2011, proceeds from sales of securities from the held-to-maturity portfolio were $21.4 million, which resulted in gross realized gains and gross realized losses of $925,000 and $104,000, respectively. Sales from the held-to-maturity portfolio, which had a book value of $20.5 million, met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio. There were no sales from the securities portfolio during the three and six months ended June 30, 2010. Gains and losses on the sale of all securities are determined using the specific identification method.

The Company sold non-agency mortgage backed securities with a book value of $18.7 million, resulting in a loss of $2.1 million. These non-agency mortgage backed securities were sold due to ongoing credit concerns of the underlying investments as the securities were downgraded by the rating agencies and to mitigate the risk of potential downward earnings trends. The Company continues to hold $45.5 million of non-agency mortgage backed securities, of which $43.0 million are rated AAA and $2.5 million are rated AA. All of these securities are performing under contractual terms.

The remaining sales of securities were agency mortgage backed securities. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.

5.	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)

Residential mortgage loans	$5,078,200	4,939,244
Multi-family loans	1,486,881	1,161,874
Commercial real estate loans	1,324,782	1,225,256
Construction loans	341,757	347,825
Consumer and other loans	255,729	259,757
Commercial and industrial loans	83,587	60,903

Total loans	8,570,936	7,994,859

Net unamortized premiums and deferred loan costs	15,993	13,777
Allowance for loan losses	(106,971)	(90,931)

Net loans	$8,479,958	7,917,705

An analysis of the allowance for loan losses is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Balance at beginning of period	$98,891	$62,943	$90,931	$55,052
Charge-offs:
Construction loans	(6,703)	(3,629)	(13,746)	(6,879)
Residential mortgage loans	(2,498)	(2,358)	(3,951)	(3,804)
Commercial real estate loans	(841)	-	(1,311)	-
Multi-family loans	-	-	-	(454)
Consumer and other loans	(38)	(10)	(126)	(19)
Commercial and industrial loans	(545)	(166)	(545)	(166)

Loan charge-offs	(10,625)	(6,163)	(19,679)	(11,322)
Recoveries	205	94	219	94

Net charge-offs	(10,420)	(6,069)	(19,460)	(11,228)
Provision for loan losses	18,500	15,450	35,500	28,500

Balance at end of period	$106,971	$72,324	$106,971	$72,324

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

On a quarterly basis, management’s Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Lending Administration Department. A summary of loan loss allowances and the methodology employed to determine such allowances is presented to the Board of Directors on a quarterly basis.

Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real property located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continual decline in the general economy, and a further decline in real estate market values in New Jersey and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011.

					Commercial	Consumer
	Residential	Multi-	Commercial	Construction	and Industrial	and Other
	Mortgage	Family	Real Estate	Loans	Loans	Loans	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Beginning balance- December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(3,951)	-	(1,311)	(13,746)	(545)	(126)	-	(19,679)
Recoveries	-	19	-	186	13	1	-	219
Provision	6,291	105	4,044	17,980	1,326	504	5,250	35,500

Ending balance	$22,829	10,578	19,165	39,089	2,983	1,245	11,082	106,971

Ending balance
Individually evaluated for impairment	$1,284	-	340	8,916	-	-	-	10,540
Collectively evaluated for impairment	21,545	10,578	18,825	30,173	2,983	1,245	11,082	96,431
Loans acquired with deteriorated
credit quality	-	-	-	-	-	-	-	-

	$22,829	10,578	19,165	39,089	2,983	1,245	11,082	106,971

Loans:
Ending balance
Individually evaluated for impairment	$5,481	-	2,268	71,606	-	-	-	79,355
Collectively evaluated for impairment	5,072,113	1,486,881	1,321,359	263,097	83,587	255,729	-	8,482,766
Loans acquired with deteriorated
credit quality	606	-	1,155	7,054	-	-	-	8,815

	$5,078,200	1,486,881	1,324,782	341,757	83,587	255,729	-	8,570,936

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

Pass – Pass assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special

Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – A “substandard” asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – An asset classified “doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss – An asset or portion thereof, classified Loss is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
	(in thousands)

Multi-family	$1,450,540	13,225	23,116	-	-	1,486,881
Commercial real estate	1,267,509	21,906	35,367	-	-	1,324,782
Construction loans	171,996	27,581	134,964	7,216	-	341,757
Commercial and industrial	69,057	10,111	3,839	580	-	83,587

Total	$2,959,102	72,823	197,286	7,796	-	3,237,007

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. A specific reserve is established for residential loans meeting this criteria if the net realizable value is determined to be less than the loan balance. The following table presents the recorded investment in residential and consumer loans based on payment activity as of June 30, 2011:

	Performing	Non-accrual	Total
	(in thousands)

Residential	$5,000,579	77,621	5,078,200
Consumer and other	254,741	988	255,729

Total	$5,255,320	78,609	5,333,929

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

			Greater than	Total Past		Total Loans
	30-59 Days	60-89 Days	90 Days	Due	Current	Receivable
	(in thousands)

Residential mortgage	$16,883	5,864	77,621	100,368	4,977,832	5,078,200
Multi-family	1,367	2,504	718	4,589	1,482,292	1,486,881
Commercial real estate	5,991	1,593	3,927	11,511	1,313,271	1,324,782
Construction	6,287	-	67,348	73,635	268,122	341,757
Commercial and industrial	-	127	608	735	82,852	83,587
Consumer and other	1,186	113	988	2,287	253,442	255,729

Total	$31,714	10,201	151,210	193,125	8,377,811	8,570,936

Included in loans receivable were non-accrual loans totaling $163.9 million at June 30, 2011 and $165.9 million at December 31, 2010. Based on management’s evaluation, at June 30, 2011, the Company classified a $12.3 million construction loan that was current as non-accrual. The Company has no loans past due 90 days or more that are still accruing interest.

At June 30, 2011 and December 31, 2010, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $79.4 million, and $69.3 million, respectively, with allocations of the allowance for loan losses of $10.5 million, and $5.0 million, respectively. During the six months ended June 30, 2011 and year ended December 31, 2010, interest income received and recognized on these loans totaled $515,000, and $206,000, respectively.

At June 30, 2011, there were 3 commercial real estate loans totaling $9.3 million and 14 residential loans totaling $5.5 million which are deemed troubled debt restructurings. At June 30, 2011, there was one commercial real estate loan totaling $4.1 million and one residential loan totaling $144,000, classified as troubled debt restructured loans, that were included in non-accrual loans. All other troubled debt restructured loans are performing in accordance with their modified terms.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

With no related allowance:
Residential mortgage	$114	114	-	134	3
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction loans	30,896	58,311	-	21,548	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
With an allowance recorded:
Residential mortgage	5,367	5,367	1,284	4,903	71
Multi-family	-	-	-	-	-
Commercial real estate	2,268	2,268	340	1,513	77
Construction loans	40,710	41,642	8,916	41,932	364
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total:
Residential mortgage	5,481	5,481	1,284	5,037	74
Multi-family	-	-	-	-	-
Commercial real estate	2,268	2,268	340	1,513	77
Construction loans	71,606	99,953	8,916	63,480	364
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-

Total impaired loans	79,355	107,702	10,540	70,030	515

The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the year to date interest income recognized on a cash basis.

6.	Deposits

Deposits are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)

Savings accounts	$1,227,145	1,135,091
Checking accounts	1,338,146	1,367,282
Money market accounts	865,137	832,514

Total core deposits	3,430,428	3,334,887
Certificates of deposit	3,396,495	3,440,043

	$6,826,923	6,774,930

7.	Equity Incentive Plan

During the three and six months ended June 30, 2011, the Company recorded $2.3 million and $4.9 million of share-based expense, comprised of stock option expense of $829,000 and $1.7 million and restricted stock expense of $1.5 million and $3.2 million, respectively. During the three and six months ended June 30, 2010, the Company recorded $2.5 million and $4.8 million of share-based expense, comprised of stock option expense of $955,000 and $1.9 million and restricted stock expense of $1.5 million and $2.9 million, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plans for the six months ended June 30, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life

Outstanding at December 31, 2010	4,717,568	$15.01	6.1
Granted	15,000	13.88
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2011	4,732,568	$15.00	5.6

Exercisable at June 30, 2011	3,526,756	$15.07	5.6

The following is a summary of the status of the Company’s non-vested options as of June 30, 2011 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value

Non-vested at December 31, 2010	587,429	$4.06
Granted	15,000	4.99
Vested	(35,301)	3.54
Exercised	—	—
Forfeited	—	—

Non-vested at June 30, 2011	567,128	$4.11

Expected future expense relating to the unvested options outstanding as of June 30, 2011 is $2.1 million over a weighted average period of 1.3 years.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2011 and changes therein during the six months then ended:

		Weighted
	Number of	Average
	Stock Awards	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2010	861,047	$13.55
Granted	500,000	13.26
Vested	(111,864)	13.39
Forfeited	—	—

Non-vested at June 30, 2011	1,249,183	$13.44

Expected future compensation expense relating to the unvested restricted shares at June 30, 2011 is $13.4 million over a weighted average period of 4.6 years.

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

The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)

Service cost	$265	179	$531	360
Interest cost	203	221	405	440
Amortization of:
Prior service cost	24	25	49	49
Net loss	-	14	-	27

Total net periodic benefit expense	$492	439	$985	876

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2011.

The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $3.0 million to the defined benefit pension plan during the six months ended June 30, 2011. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2011.

Summit Federal, at the time of merger, had a funded non-contributory defined benefit pension plan covering all eligible employees and an unfunded, non-qualified defined benefit SERP for the benefit of certain key employees. At June 30, 2011 and December 31, 2010, the pension plan had an accrued liability of $673,000 and $681,000, respectively. At June 30, 2011 and December 31, 2010, the charges recognized in accumulated other comprehensive loss for the pension plan were $905,000 and $934,000, respectively. At June 30, 2011 and December 31, 2010, the SERP plan had an accrued liability of $1.1 million and $1.1 million, respectively. At June 30, 2011 and December 31, 2010, the charges recognized in accumulated other comprehensive loss for the SERP plan were $87,000 and $152,000 respectively. For the six-month periods ended June 30, 2011 and 2010, the expense related to these plans was $186,000 and $148,000, respectively.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, respectively.

	Carrying Value at June 30, 2011
	Total	Level 1	Level 2	Level 3

	(In thousands)

Securities available for sale:
Mortgage-backed securities	$740,880	-	740,880	-
Equity securities	2,468	-	2,468	-

	$743,348	-	743,348	-

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3

	(In thousands)

Securities available for sale:
Mortgage-backed securities	$600,501	-	600,501	-
Equity securities	2,232	-	2,232	-

	$602,733	-	602,733	-

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010, respectively.

	Carrying Value at June 30, 2011
	Total	Level 1	Level 2	Level 3

	(In thousands)

MSR, net	$10,048	-	-	10,048
Impaired loans	67,970	-	-	67,970
Other real estate owned	225	-	-	225

Total	$78,243	-	-	78,243

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3

	(In thousands)

MSR, net	$9,262	-	-	9,262
Impaired loans	53,920	-	-	53,920
Other real estate owned	976	-	-	976

Total	$64,158	-	-	64,158

10.	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)

Financial assets:
Cash and cash equivalents	$92,811	92,811	76,224	76,224
Securities available-for-sale	743,348	743,348	602,733	602,733
Securities held-to-maturity	349,963	385,272	478,536	514,223
Stock in FHLB	118,317	118,317	80,369	80,369
Loans	8,499,924	8,480,544	7,952,759	8,231,847
Financial liabilities:
Deposits	6,826,923	6,871,485	6,774,930	6,819,659
Borrowed funds	2,335,500	2,396,433	1,826,514	1,887,471

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for a public entity. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which affects entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in this Update remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In April of 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which states that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor is experiencing financial difficulties. The amendments also provide clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective of the ASU is to provide disclosures that assist financial statement users in their evaluation of (1) the nature of an entity’s credit risk associated with its financing receivables, (2) how the entity analyzes and assesses that risk in arriving at the allowance for credit losses and (3) the changes in the allowance for credit losses and the reasons for those changes. Disclosures provided to meet the objective above should be provided on a disaggregated basis. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations. The disclosures required by this pronouncement can be found in Note 5 of the Notes to Consolidated Financial Statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task Force), which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors”. The amendments are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real property located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continual decline in the general economy, and a further decline in real estate market values in New Jersey and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.

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

Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. Management is required to use a significant degree of judgment when the valuation of investments includes unobservable inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.

The fair values of our securities portfolio are also affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.

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

The financial services industry continues to be negatively impacted by adverse economic conditions which include continued credit losses, depressed property values in real estate markets, and a sluggish economy. The Federal Reserve continues to maintain short term interest rates at historically low levels resulting in a steep yield curve. The Company continues to experience strong loan growth resulting in higher interest income on the loan portfolio. The growth has been partially offset by the high loan refinance volume resulting in yields on loans and mortgage-backed securities to reset downward. The yield on interest earning assets for the three months ended June 30, 2011 was 4.99% compared to 5.04% for the three months ended June 30, 2010. In addition, the maturity of higher cost long term borrowings coupled with the current lower short term interest rates have helped us reduce the cost of our interest-bearing liabilities to 1.69% for the three months ended June 30, 2011 from 2.13% for the three months ended June 30, 2010 resulting in a net interest margin of 3.46% for the quarter compared to 3.10% for the three months ended June 30, 2010.

We continue to diversify our loan portfolio and expand our market share of commercial real estate and multi-family loans. Net loans increased to $8.48 billion at June 30, 2011 from $7.92 billion at December 31, 2010, an increase of 7.1%. The increase in the commercial real estate and multi-family loan portfolios over this period were 8.1% and 28.0%, respectively. Due to the adverse economic conditions, growth in the loan portfolio, higher levels of non-accrual loans and the change in loan mix to more commercial real estate loans, the Company’s provision for loan losses remains at elevated levels as compared to the years prior to the financial crisis.

During the three month period ended June 30, 2011, borrowed funds increased by $268.5 million, or 13.0% to $2.33 billion. Increasing core deposits remains one of our primary objectives. At June 30, 2011, core deposits have increased to $3.43 billion or 50.3% of total deposits.

Despite the challenging economic environment, we believe with our strong capital and liquidity positions we can continue to grow organically, pursue bank or branch acquisitions, repurchase treasury stock and enhance our franchise value.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total Assets. Total assets increased by $604.1 million, or 6.3%, to $10.21 billion at June 30, 2011 from $9.60 billion at December 31, 2010. This increase was largely the result of a $547.2 million increase in our net loans, including loans held for sale, to $8.50 billion at June 30, 2011 from $7.95 billion at December 31, 2010.

Net Loans Net loans, including loans held for sale, increased by $547.2 million, or 6.9%, to $8.50 billion at June 30, 2011 from $7.95 billion at December 31, 2010. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties primarily in New Jersey and New York.

At June 30, 2011, total loans were $8.57 billion and included $5.08 billion in residential loans, $1.49 billion in multi-family loans, $1.32 billion in commercial real estate loans, $341.8 million in construction loans, $255.8 million in consumer and other loans, and $83.6 million in commercial and industrial loans.

We originate residential mortgage loans through our mortgage subsidiary, ISB Mortgage Co. For the six months ended June 30, 2011, ISB Mortgage Co. originated $600.1 million in residential mortgage loans of which $188.0 million were sold to third party investors and $412.1 million remained in our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended June 30, 2011, we purchased loans totaling $368.9 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the six months ended June 30, 2011, we purchased $7.5 million of residential mortgage loans on a “bulk purchase” basis. Additionally, for the six month period ended June 30, 2011, we originated $408.2 million in multi-family loans, $147.1 million in commercial real estate loans, $63.5 million in construction loans, $56.5 million in commercial and industrial loans, and $55.2 million in consumer and other loans.

The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at June 30, 2011 was $524.7 million compared to $529.1 million at December 31, 2010. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss.

The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately minimize the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

The following table sets forth non-accrual loans and accruing past due loans on the dates indicated in conjunction with our quality ratios:

	June 30,		March 31,		December 31,		September 30,		June 30,
	2011		2011		2010		2010		2010
	# of		# of		# of		# of		# of
	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount

	(Dollars in millions)
Accruing past due loans:
30 to 59 days past due:
Residential and consumer	84	$18.0	64	$15.3	89	$17.8	83	$20.5	65	$19.0
Construction	1	6.3	—	—	—	—	3	25.4	—	—
Multi-family	1	1.4	—	—	2	4.7	—	—	3	11.7
Commercial real estate	5	6.0	6	4.8	1	0.7	2	1.9	2	0.8
Commercial and industrial	—	—	—	—	1	0.1	2	1.3	3	0.6

Total 30 to 59 days past due	91	31.7	70	20.1	93	23.3	90	49.1	73	32.1
60 to 89 days past due:
Residential and consumer	32	6.0	24	4.0	39	12.1	30	5.6	40	8.0
Construction	—	—	4	13.8	1	7.9	1	1.4	1	2.4
Multi-family	1	2.5	7	25.0	3	12.9	2	11.9	3	0.9
Commercial real estate	2	1.6	1	0.7	1	0.5	—	—	—	—
Commercial and industrial	1	0.1	—	—	2	0.6	2	1.1	3	0.4

Total 60 to 89 days past due	36	10.2	36	43.5	46	34.0	35	20.0	47	11.7

Total accruing past due loans	127	$41.9	106	$63.6	139	$57.3	125	$69.1	120	$43.8

Non-accrual:
Residential and consumer	285	$78.6	281	$80.8	263	$74.7	239	$68.7	210	$60.4
Construction	24	80.1	22	64.2	26	82.8	21	67.1	21	67.6
Multi-family	2	0.7	3	2.7	3	2.7	6	3.5	3	2.7
Commercial real estate	8	3.9	11	4.7	8	3.9	8	4.6	8	4.6
Commercial and industrial	3	0.6	6	2.0	5	1.8	2	1.0	2	0.6

Total Non-accrual Loans	322	$163.9	323	$154.4	305	$165.9	276	$144.9	244	$135.9

Non-accrual loans to total loans		1.91%		1.87%		2.08%		1.94%		1.88%
Allowance for loan loss as a percent of non-accrual loans		65.32%		64.04%		54.81%		58.39%		53.23%
Allowance for loan losses as a percent of total loans		1.25%		1.20%		1.14%		1.13%		1.00%

Total non-accrual loans decreased by $2.0 million to $163.9 million at June 30, 2011 from $165.9 million at December 31, 2010. Although we have had resolution on a number of non-accruing loans, the current economic environment continues to cause financial difficulties for several large construction loans. We continue to diligently work our non-accrual loans to achieve the best out come for the Company. Additionally, residential loan delinquency has risen as unemployment in our lending area has remained persistently high.

At June 30, 2011 loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $79.4 million of which $48.3 million of impaired loans had a specific allowance for credit losses of $10.5 million and $31.0 million of impaired loans had no specific allowance for credit losses. At December 31, 2010, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $69.3 million, of which $42.8 million of impaired loans had a related allowance for credit losses of $5.0 million and $26.4 million of impaired loans had no related allowance for credit losses. At June 30, 2011, the Company classified a $12.3 million construction loan that was current as non-accrual.

At June 30, 2011, there were 3 commercial real estate loans totaling $9.3 million and 14 residential loans totaling $5.5 million which are deemed troubled debt restructurings. At June 30, 2011, there was one commercial real estate loan totaling $4.1 million and one residential loan totaling $144,000, that were included in non-accrual loans. All other troubled debt restructured loans are performing in accordance with their modified terms.

In addition to non-acrrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2011, there were 3 multi-family loans totaling $17.5 million, 2 construction loans totaling $18.6 million, 8 commercial loans totaling $9.3 million and one commercial and industrial loan totaling $127,000 that the Company has deemed as potential problem loans. Management is actively monitoring these loans.

The ratio of non-accrual loans to total loans was 1.91% at June 30, 2011 compared to 2.08% at December 31, 2010. The allowance for loan losses as a percentage of non-accrual loans was 65.32% at June 30, 2011 compared with 54.81% at December 31, 2010. At June 30, 2011 our allowance for loan losses as a percentage of total loans was 1.25% compared with 1.14% at December 31, 2010.

The following table sets forth the allowance for loan losses at June 30, 2011 and December 31, 2010 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2011		December 31, 2010
		Percent of Loans		Percent of Loans
	Allowance for	in Each Category	Allowance for	in Each Category
	Loan Losses	to Total Loans	Loan Losses	to Total Loans
	(Dollars in thousands)

End of period allocated to:
Residential mortgage loans	$22,829	59.25%	$20,489	61.78%
Multi-family	10,578	17.35%	10,454	14.53%
Commercial real estate	19,165	15.46%	16,432	15.33%
Construction loans	39,089	3.99%	34,669	4.35%
Commercial and industrial	2,983	0.97%	2,189	0.76%
Consumer and other loans	1,245	2.98%	866	3.25%
Unallocated	11,082	-	5,832	-

Total allowance	$106,971	100.00%	$90,931	100.00%

The allowance for loan losses increased by $16.0 million to $107.0 million at June 30, 2011 from $90.9 million at December 31, 2010. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the high level of non-performing loans; and the continued adverse economic environment, offset partially by net charge offs of $19.5 million. These charge offs were primarily in the construction loan portfolio.

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

The Company believes these factors were the triggering events that led to the significant credit deterioration in the loan portfolio in general and the construction loan portfolio in particular. The Company’s historical loan charge-off history was immaterial prior to September 30, 2009. We have aggressively attempted to collect our delinquent loans while establishing specific loan loss reserves to properly value these loans. We record a charge-off when the likelihood of collecting the amounts specifically reserved becomes less likely, due to a variety of reasons that are specific to each loan. For example, some of the reasons that were determining factors in recording charge-offs were as follows: declining liquidity of the borrower/guarantors, no additional collateral that could be posted by borrowers that could be utilized to satisfy the borrower’s obligations, and decisions to move forward with note sales on a select basis in order to reduce levels of non-performing loans.

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

Securities.

Securities, in the aggregate, increased by $12.0 million, or 1.1%, to $1.09 billion at June 30, 2011, from $1.08 billion at December 31, 2010. The increase in the portfolio was due to the purchase of $264.2 million of agency issued mortgage backed securities, partially offset by the sale of $58.7 million in non-agency and other mortgage-backed securities, and normal paydowns, calls or maturities during the six months ended June 30, 2011. The securities sold were comprised of $40.0 million of smaller balance US Agency mortgage-backed securities as well as $18.7 million in lower rated non-agency mortgage-backed securities. The Company continues to hold $45.5 million in its non-agency mortgage backed securities portfolio, of which $43.0 million are rated AAA and $2.5 million are rated AA and all are performing under contractual terms.

Stock in the Federal Home Loan Bank, Other Assets.

The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $37.9 million from $80.4 million at December 31, 2010 to $118.3 million at June 30, 2011 as a result of an increase in our level of borrowings at June 30, 2011. Other assets decreased $9.1 million primarily due to the $5.0 million amortization of the prepaid FDIC insurance premiums.

Deposits. Deposits increased by $52.0 million, or 0.8%, to $6.83 billion at June 30, 2011 from $6.77 billion at December 31, 2010. This was attributed to an increase in core deposits of $95.5 million or 2.7%, partially offset by a $43.5 million decrease in certificates of deposit. In May 2011, the Company sold the four branches in Massachusetts acquired from Millennium bcpbank. These branches held $80.0 million in deposits at December 31, 2010.

Borrowed Funds. Borrowed funds increased $509.0 million, or 27.9%, to $2.34 billion at June 30, 2011 from $1.83 billion at December 31, 2010 to fund our asset growth.

Stockholders’ Equity.  Stockholders’ equity increased $38.4 million to $939.7 million at June 30, 2011 from $901.3 million at December 31, 2010. The increase is primarily attributed to the $37.8 million net income for six months ended June 30, 2011, $4.9 million of compensation cost related to equity incentive plans, partially offset by $8.7 million in purchases of treasury stock.

Average Balance Sheets for the Three and Six Months ended June 30, 2011 and 2010

The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and six months ended June 30, 2011 and 2010. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	June 30, 2011				June 30, 2010
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$65,556		$6	0.04%	$226,886		$117	0.21%
Securities available-for-sale (1)	641,283		3,856	2.41%	494,983		3,335	2.70%
Securities held-to-maturity	392,104		5,084	5.19%	633,184		7,341	4.64%
Net loans (2)	8,320,014		108,837	5.23%	6,964,352		94,300	5.42%
Stock in FHLB	100,140		894	3.57%	76,641		778	4.06%

Total interest-earning assets	9,519,097		118,677	4.99%	8,396,046		105,871	5.04%

Non-interest earning assets	403,903				389,090

Total assets	$9,923,000				$8,785,136

Interest-bearing liabilities:
Savings	$1,218,472		$2,433	0.80%	$898,903		$3,449	1.53%
Interest-bearing checking	989,673		1,377	0.56%	971,812		1,738	0.72%
Money market accounts	856,997		1,678	0.78%	688,181		1,646	0.96%
Certificates of deposit	3,400,451		14,345	1.69%	3,293,195		16,073	1.95%
Borrowed funds	2,092,137		16,429	3.14%	1,794,212		17,818	3.97%

Total interest-bearing liabilities	8,557,730		36,262	1.69%	7,646,303		40,724	2.13%
Non-interest bearing liabilities	435,619				254,340

Total liabilities	8,993,349				7,900,643
Stockholders’ equity	929,651				884,493

Total liabilities and stockholders’ equity	$9,923,000				$8,785,136

Net interest income			$82,415				$65,147

Net interest rate spread (3)				3.29%				2.91%

Net interest earning assets (4)	$961,367				$749,743

Net interest margin (5)				3.46%				3.10%

Ratio of interest-earning assets to total interest-bearing liabilities	1.11	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.
(2)	Net loans include loans held-for-sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For Six Months Ended
	June 30, 2011				June 30, 2010
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$68,288		$23	0.07%	$193,227		$190	0.20%
Securities available-for-sale (1)	612,927		7,178	2.34%	479,911		6,538	2.72%
Securities held-to-maturity	420,976		10,862	5.16%	661,681		15,177	4.59%
Net loans (2)	8,182,968		212,318	5.19%	6,840,581		185,328	5.42%
Stock in FHLB	90,427		1,976	4.37%	75,454		1,706	4.52%

Total interest-earning assets	9,375,586		232,357	4.96%	8,250,854		208,939	5.06%

Non-interest earning assets	407,344				388,036

Total assets	$9,782,930				$8,638,890

Interest-bearing liabilities:
Savings	$1,209,551		$4,994	0.83%	$887,881		$6,878	1.55%
Interest-bearing checking	1,000,641		2,823	0.56%	851,176		3,410	0.80%
Money market accounts	856,332		3,408	0.80%	695,441		3,608	1.04%
Certificates of deposit	3,389,333		28,596	1.69%	3,301,197		32,770	1.99%
Borrowed funds	1,961,010		32,384	3.30%	1,787,771		35,196	3.94%

Total interest-bearing liabilities	8,416,867		72,205	1.72%	7,523,466		81,862	2.18%
Non-interest bearing liabilities	446,483				240,547

Total liabilities	8,863,350				7,764,013
Stockholders’ equity	919,580				874,877

Total liabilities and stockholders’ equity	$9,782,930				$8,638,890

Net interest income			$160,152				$127,077

Net interest rate spread (3)				3.23%				2.89%

Net interest earning assets (4)	$958,719				$727,388

Net interest margin (5)				3.42%				3.08%

Ratio of interest-earning assets to total interest-bearing liabilities	1.11	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.
(2)	Net loans include loans held-for-sale and non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net Income. Net income was $19.6 million for the three months ended June 30, 2011 compared to net income of $15.3 million for the three months ended June 30, 2010.

Net Interest Income. Net interest income increased by $17.3 million, or 26.5%, to $82.4 million for the three months ended June 30, 2011 from $65.1 million for the three months ended June 30, 2010. The increase was primarily due to the average balance of interest earning assets increasing $1.12 billion to $9.52 billion at June 30, 2011 compared to $8.40 billion at June 30, 2010, as well as a 44 basis point decrease in our cost of interest-bearing liabilities to 1.69% for the three months ended June 30, 2011 from 2.13% for the three months ended June 30, 2010. These were partially offset by the average balance of our interest earning liabilities increasing $911.4 million to $8.56 billion at June 30, 2011 compared to $7.65 billion at June 30, 2010, as well as the yield on our interest-earning assets decreasing 5 basis points to 4.99% for the three months ended June 30, 2011 from 5.04% for the three months ended June 30, 2010. With short term interest rates at historically low levels the cost of our deposits and borrowed funds continued to reprice downward. This had a positive impact on our net interest margin which improved by 36 basis points from 3.10% for the three months ended June 30, 2010 to 3.46% for the three months ended June 30, 2011.

Interest and Dividend Income. Total interest and dividend income increased by $12.8 million, or 12.1%, to $118.7 million for the three months ended June 30, 2011 from $105.9 million for the three months ended June 30, 2010. This increase is attributed to the average balance of interest-earning assets increasing $1.12 billion, or 13.4%, to $9.52 billion for the three months ended June 30, 2011 from $8.40 billion for the three months ended June 30, 2010. This was partially offset by the weighted average yield on interest-earning assets decreasing 5 basis points to 4.99% for the three months ended June 30, 2011 compared to 5.04% for the three months ended June 30, 2010.

Interest income on loans increased by $14.5 million, or 15.4%, to $108.8 million for the three months ended June 30, 2011 from $94.3 million for the three months ended June 30, 2010, reflecting a $1.36 billion, or 19.5%, increase in the average balance of net loans to $8.32 billion for the three months ended June 30, 2011 from $6.96 billion for the three months ended June 30, 2010. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $688.1 million and $446.7 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $1.0 million in prepayment penalties for the three months ended June 30, 2011 compared to $78,000 for the three months ended June 30, 2010. The growth in the loans was partially offset by a 19 basis point decrease in the average yield on loans to 5.23% for the three months ended June 30, 2011 from 5.42% for the three months ended June 30, 2010.

Interest income on all other interest-earning assets, excluding loans, decreased by $1.7 million, or 15.0%, to $9.8 million for the three months ended June 30, 2011 from $11.6 million for the three months ended June 30, 2010. This decrease reflected a $232.6 million decrease in the average balance of all other interest-earning assets, excluding loans, to $1.20 billion for the three months ended June 30, 2011 from $1.43 billion for the three months ended June 30, 2010. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, increasing by 5 basis points to 3.28% for the three months ended June 30, 2011 compared to 3.23% for the three months ended June 30, 2010.

Interest Expense. Total interest expense decreased by $4.5 million, or 11.0%, to $36.3 million for the three months ended June 30, 2011 from $40.7 million for the three months ended June 30, 2010. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 44 basis points to 1.69% for the three months ended June 30, 2011 compared to 2.13% for the three months ended June 30, 2010. This was partially offset by the average balance of total interest-bearing liabilities increasing by $911.4 million, or 11.9%, to $8.56 billion for the three months ended June 30, 2011 from $7.65 billion for the three months ended June 30, 2010.

Interest expense on interest-bearing deposits decreased $3.1 million, or 13.4% to $19.8 million for the three months ended June 30, 2011 from $22.9 million for the three months ended June 30, 2010. This decrease is attributed to a 34 basis point decrease in the average cost of interest-bearing deposits to 1.23% for the three months ended June 30, 2011 from 1.57% for the three months ended June 30, 2010 as deposit rates reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $613.5 million, or 10.5% to $6.47 billion for the three months ended June 30, 2011 from $5.85 billion for the three months ended June 30, 2010. The growth of core deposit accounts, savings, checking and money market, represented 82.5%, or $506.2 million of the increase in the average balance of total interest-bearing deposits.

Interest expense on borrowed funds decreased by $1.4 million, or 8.0%, to $16.4 million for the three months ended June 30, 2011 from $17.8 million for the three months ended June 30, 2010. This decrease is attributed to the average cost of borrowed funds decreasing 83 basis points to 3.14% for the three months ended June 30, 2011 from 3.97% for the three months ended June 30, 2010 as maturing borrowings repriced at lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $297.9 million or 16.6%, to $2.09 billion for the three months ended June 30, 2011 from $1.79 billion for the three months ended June 30, 2010.

Provision for Loan Losses. The provision for loan losses was $18.5 million for the three months ended June 30, 2011 compared to $15.5 million for the three months ended June 30, 2010. Net charge-offs were $10.4 million for the three months ended June 30, 2011 compared to $6.1 million for the three months ended June 30, 2010. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2011 and December 31, 2010.”

Non-interest Income. Total non-interest income increased by $1.4 million, or 34.0% to $5.5 million for the three months ended June 30, 2011 from $4.1 million for the three months ended June 30, 2010. The increase is attributed to a $1.6 million increase in fees and service charges to $3.2 million for the three months ended June 30, 2011. These fees are primarily from commercial deposit and loan accounts as well as fees generated from the servicing of third party loan portfolios. In addition, income on bank owned life insurance increased by $408,000. These increases were partially offset by a $346,000 net loss on the sale of $58.7 million of our mortgage backed securities and a $106,000 loss on the sale of other real estate owned.

Non-interest Expenses. Total non-interest expenses increased by $8.5 million, or 27.5%, to $39.2 million for the three months ended June 30, 2011 from $30.8 million for the three months ended June 30, 2010. Compensation and fringe benefits increased $3.3 million as a result of staff additions primarily due to the acquisition of Millennium bcpbank deposit franchise and additional staff to support our continued growth, as well as normal merit increases. Occupancy expense increased $3.3 million as a result of the costs associated with expanding and enhancing our branch network, and costs associated with the relocation of one of our branches. Data processing expenses increased $657,000 primarily due to increased volume of accounts.

Income Taxes. Income tax expense was $10.6 million for the three months ended June 30, 2011, representing a 35.08% effective tax rate compared to income tax expense of $7.8 million for the three months ended June 30, 2010 representing a 33.76% effective tax rate.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Net Income. Net income was $37.7 million for the six months ended June 30, 2011 compared to net income of $28.6 million for the six months ended June 30, 2010.

Net Interest Income. Net interest income increased by $33.1 million, or 26.0%, to $160.2 million for the six months ended June 30, 2011 from $127.1 million for the six months ended June 30, 2010. The increase was primarily due to the average balance of interest earning assets increasing $1.12 billion to $9.38 billion at June 30, 2011 compared to $8.25 billion at June 30, 2010, as well as a 46 basis point decrease in our cost of interest-bearing liabilities to 1.72% for the six months ended June 30, 2011 from 2.18% for the six months ended June 30, 2010. These were partially offset by the average balance of our interest earning liabilities increasing $893.4 million to $8.42 billion at June 30, 2011 compared to

$7.52 billion at June 30, 2010, as well as the yield on our interest-earning assets decreasing 10 basis points to 4.96% for the six months ended June 30, 2011 from 5.06% for the six months ended June 30, 2010. With short term interest rates at historically low levels the cost of our deposits and borrowed funds continued to reprice downward. This had a positive impact on our net interest margin which improved by 34 basis points from 3.08% for the six months ended June 30, 2010 to 3.42% for the six months ended June 30, 2011.

Interest and Dividend Income. Total interest and dividend income increased by $23.4 million, or 11.2%, to $232.4 million for the six months ended June 30, 2011 from $208.9 million for the six months ended June 30, 2010. This increase is attributed to the average balance of interest-earning assets increasing $1.12 billion, or 13.6%, to $9.38 billion for the six months ended June 30, 2011 from $8.25 billion for the six months ended June 30, 2010. This was partially offset by the weighted average yield on interest-earning assets decreasing 10 basis points to 4.96% for the six months ended June 30, 2011 compared to 5.06% for the six months ended June 30, 2010.

Interest income on loans increased by $27.0 million, or 14.6%, to $212.3 million for the six months ended June 30, 2011 from $185.3 million for the six months ended June 30, 2010, reflecting a $1.34 billion, or 19.6%, increase in the average balance of net loans to $8.18 billion for the six months ended June 30, 2011 from $6.84 billion for the six months ended June 30, 2010. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $633.3 million and $477.1 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $1.4 million in prepayment penalties for the six months ended June 30, 2011 compared to $78,000 for the six months ended June 30, 2010. The growth in the loan portfolio was partially offset by a 23 basis point decrease in the average yield on loans to 5.19% for the six months ended June 30, 2011 from 5.42% for the six months ended June 30, 2010.

Interest income on all other interest-earning assets, excluding loans, decreased by $3.6 million, or 15.1%, to $20.0 million for the six months ended June 30, 2011 from $23.6 million for the six months ended June 30, 2010. This decrease reflected a $217.7 million decrease in the average balance of all other interest-earning assets, excluding loans, to $1.19 billion for the six months ended June 30, 2011 from $1.41 billion for the six months ended June 30, 2010. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, increasing by 1 basis point to 3.36% for the six months ended June 30, 2011 compared to 3.35% for the six months ended June 30, 2010.

Interest Expense. Total interest expense decreased by $9.7 million, or 11.8%, to $72.2 million for the six months ended June 30, 2011 from $81.9 million for the six months ended June 30, 2010. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 46 basis points to 1.72% for the six months ended June 30, 2011 compared to 2.18% for the six months ended June 30, 2010. This was partially offset by the average balance of total interest-bearing liabilities increasing by $893.4 million, or 11.9%, to $8.42 billion for the six months ended June 30, 2011 from $7.52 billion for the six months ended June 30, 2010.

Interest expense on interest-bearing deposits decreased $6.8 million, or 14.7% to $39.8 million for the six months ended June 30, 2011 from $46.7 million for the six months ended June 30, 2010. This decrease is attributed to a 40 basis point decrease in the average cost of interest-bearing deposits to 1.23% for the six months ended June 30, 2011 from 1.63% for the six months ended June 30, 2010 as deposit rates reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $720.2 million, or 12.6% to $6.46 billion for the six months ended June 30, 2011 from $5.74 billion for the six months ended June 30, 2010. The growth of core deposit accounts, savings checking and money market, represented 87.8%, or $632.0 million of the increase in the average balance of total interest-bearing deposits.

Interest expense on borrowed funds decreased by $2.8 million, or 8.0%, to $32.4 million for the six months ended June 30, 2011 from $35.2 million for the six months ended June 30, 2010. This decrease is attributed to the average cost of borrowed funds decreasing 64 basis points to 3.30% for the six months ended June 30, 2011 from 3.94% for the six months ended June 30, 2010 as maturing borrowings repriced at lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $173.2 million or 9.7%, to $1.96 billion for the six months ended June 30, 2011 from $1.79 billion for the six months ended June 30, 2010.

Provision for Loan Losses. The provision for loan losses was $35.5 million for the six months ended June 30, 2011 compared to $28.5 million for the six months ended June 30, 2010. Net charge-offs were $19.5 million for the six months ended June 30, 2011 compared to $11.2 million for the six months ended June 30, 2010. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2011 and December 31, 2010.”

Non-interest Income. Total non-interest income increased by $4.0 million, or 49.0% to $12.1 million for the six months ended June 30, 2011 from $8.1 million for the six months ended June 30, 2010. The increase is attributed to a $3.4 million increase in fees and service charges to $6.6 million for the six months ended June 30, 2011. These fees are primarily from commercial deposit and loan accounts as well as fees generated from the servicing of third party loan portfolios. In addition, there was an increase in gain on loan transactions of $426,000 to $3.9 million for the six months ended June 30, 2011. Income on bank owned life insurance also increased by $536,000. These increases were partially offset by a $346,000 net loss on the sale of $58.7 million of mortgage back securities and a $106,000 loss on the sale of our other real estate owned.

Non-interest Expenses. Total non-interest expenses increased by $16.3 million, or 26.7%, to $77.5 million for the six months ended June 30, 2011 from $61.2 million for the six months ended June 30, 2010. Compensation and fringe benefits increased $8.2 million as a result of staff additions primarily from the acquisition of Millennium bcpbank deposit franchise and additional staff to support our continued growth, as well as normal merit increases. Occupancy expense increased $5.1 million as a result of the costs associated with expanding our branch network, and increased costs due to the improvements and costs associated with the relocation of one of our branches. Data processing expenses increased $1.2 million primarily due to increased volume of accounts.

Income Taxes. Income tax expense was $21.3 million for the six months ended June 30, 2011, representing a 36.05% effective tax rate compared to income tax expense of $16.9 million for the six months ended June 30, 2010 representing a 37.10% effective tax rate. The decrease in the effective tax rate is due to more revenue generated in states other than New Jersey.

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

At June 30, 2011 the Company had overnight borrowings outstanding with FHLB of $355.0 million compared to $231.0 million at December 31, 2010. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.34 billion at June 30, 2011, an increase from $1.83 billion at December 31, 2010.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2011, outstanding commitments to originate loans totaled $388.0 million; outstanding unused lines of credit totaled $387.0 million; standby letters of credit totaled $1.4 million and outstanding commitments to sell loans totaled $37.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $2.35 billion at June 30, 2011. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program will commence immediately upon completion of the third program. Under this program, up to 10% of its publicly — held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the six month period ended June 30, 2011, the Company repurchased 635,201 shares of its common stock. Under the current share repurchase programs, 4,027,166 shares remain available for repurchase. As June 30, 2011, a total of 14,260,026 shares have been purchased under Board authorized share repurchase programs, of which 2,248,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of June 30, 2011 the Bank exceeded all regulatory capital requirements as follows:

	As of June 30, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (to risk-weighted assets)	$919,784	13.3%	554,089	8.0%
Tier I capital (to risk-weighted assets)	832,956	12.0	277,045	4.0
Tier I capital (to average assets)	832,956	8.5	394,158	4.0

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2011:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years

	(in thousands)

Debt obligations (excluding capitalized leases)	$2,335,500	1,035,500	280,000	145,000	875,000
Commitments to originate and purchase loans	$387,961	387,961	-	-	-
Commitments to sell loans	$37,758	37,758	-	-	-

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $230.0 million of the borrowings are callable at the option of the lender.

Additionally, at June 30, 2011, the Company’s commitments to fund unused lines of credit totaled $387.0 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of June 30, 2011 have not changed significantly from December 31, 2010.

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

Quantitative Analysis. The table below sets forth, as of June 30, 2011 the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
Change in					Increase (Decrease) in
Interest		Estimated Increase		Estimated	Estimated Net Interest
Rates (basis	Estimated	(Decrease)		Net Interest	Income
points)	NPV	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)

+200bp	$563,604	$344,991	(38.0)%	$315,004	$(21,878)	(6.5)%
0bp	$908,595	-	-	$336,882	-	-
-100bp	$1,007,292	$98,697	10.9%	$345,074	$8,192	2.4%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(2)	Assumes an instantaneous uniform change in interest rates at all maturities.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities

The table set forth above indicates at June 30, 2011 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 38.0% decrease in NPV and an $21.9 million or 6.5% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 10.9% increase in NPV and a $8.2 million or 2.4% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Part II - Other Information

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

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during quarter ended June 30, 2011 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)

April 1, 2011 through April 30, 2011	-	$-	-	4,478,090
May 1, 2011 through May 31, 2011	824	14.43	824	4,477,266
June 1, 2011 through June 30, 2011	450,100	13.94	450,100	4,027,166

Total	450,924	$13.94	450,924

(1) On January 22, 2008, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 4,307,248 shares. This stock repurchase program commenced upon the completion of the second program on May 7, 2008. This program has no expiration date and has 150,643 shares yet to be purchased as of June 30, 2011. On March 1, 2011, the Company announced its fourth Share

Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. The new repurchase program will commence immediately upon completion of the third repurchase plan described above. This program has no expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Reserved]

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers*

10.3	Investors Savings Bank Director Retirement Plan*

10.4	Investors Savings Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Savings Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

14	Code of Ethics*****

21	Subsidiaries of Registrant*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.******

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.

***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.

*****	Available on our website www.isbnj.com

******	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Investors Bancorp, Inc.

Dated: August 9, 2011	/s/ Kevin Cummings Kevin Cummings President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2011	/s/ Thomas F. Splaine, Jr. Thomas F. Splaine, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)