Form 10-Q
period 2011-09-30
Investors Bancorp Inc
filed 2011-11-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
     As of November 1, 2011 there were 111,229,526 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 64,844,373 shares, or 58.3% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2011(unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
	(In thousands)
Assets
Cash and cash equivalents	$88,067	76,224
Securities available-for-sale, at estimated fair value	787,913	602,733
Securities held-to-maturity, net (estimated fair value of $342,974 and $514,223 at September 30, 2011 and December 31, 2010, respectively)	314,442	478,536
Loans receivable, net	8,780,931	7,917,705
Loans held-for-sale	22,908	35,054
Federal Home Loan Bank stock	115,326	80,369
Accrued interest receivable	41,003	40,541
Other real estate owned	225	976
Office properties and equipment, net	58,994	56,927
Net deferred tax asset	131,413	128,210
Bank owned life insurance	112,283	117,039
Intangible assets	38,847	39,004
Other assets	19,011	28,813

Total assets	$10,511,363	9,602,131

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$7,213,512	6,774,930
Borrowed funds	2,241,993	1,826,514
Advance payments by borrowers for taxes and insurance	46,047	34,977
Other liabilities	58,159	64,431

Total liabilities	9,559,711	8,700,852

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 111,474,526 and 112,851,127 outstanding at September 30, 2011 and December 31, 2010, respectively	532	532
Additional paid-in capital	534,700	533,720
Retained earnings	540,514	483,269
Treasury stock, at cost; 6,545,754 and 5,169,153 shares at September 30, 2011 and December 31, 2010, respectively	(80,309)	(62,033)
Unallocated common stock held by the employee stock ownership plan	(32,969)	(34,033)
Accumulated other comprehensive loss	(10,816)	(20,176)

Total stockholders’ equity	951,652	901,279

Total liabilities and stockholders’ equity	$10,511,363	9,602,131

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$110,933	98,720	323,251	284,048
Securities:
Government-sponsored enterprise obligations	1	169	268	541
Mortgage-backed securities	7,164	8,315	22,309	27,854
Municipal bonds and other debt	1,319	1,320	3,947	3,124
Interest-bearing deposits	7	15	30	205
Federal Home Loan Bank stock	1,124	879	3,100	2,585

Total interest and dividend income	120,548	109,418	352,905	318,357

Interest expense:
Deposits	20,083	21,851	59,904	68,517
Secured borrowings	16,291	17,127	48,675	52,323

Total interest expense	36,374	38,978	108,579	120,840

Net interest income	84,174	70,440	244,326	197,517
Provision for loan losses	20,000	19,000	55,500	47,500

Net interest income after provision for loan losses	64,174	51,440	188,826	150,017

Non-interest income
Fees and service charges	2,414	2,252	9,056	5,452
Income on bank owned life insurance	716	719	2,432	1,899
Gain on loan transactions, net	2,475	3,899	6,385	7,383
Gain (loss) on securities transactions	24	55	(294)	44
Loss on sale of other real estate owned, net	—	—	(106)	—
Other income	1,108	89	1,314	308

Total non-interest income	6,737	7,014	18,787	15,086

Non-interest expense
Compensation and fringe benefits	21,702	17,724	64,376	52,231
Advertising and promotional expense	1,825	1,641	4,591	3,988
Office occupancy and equipment expense	6,274	4,462	20,140	13,197
Federal insurance premiums	1,950	2,475	7,350	8,175
Stationery, printing, supplies and telephone	694	692	2,324	1,972
Professional fees	1,473	1,274	3,632	3,451
Data processing service fees	2,095	1,512	6,159	4,418
Other operating expenses	2,533	1,874	7,507	5,421

Total non-interest expenses	38,546	31,654	116,079	92,853

Income before income tax expense	32,365	26,800	91,534	72,250
Income tax expense	12,398	10,242	33,730	27,106

Net income	$19,967	16,558	57,804	45,144

Basic and diluted earnings per share	$0.19	0.15	0.53	0.41
Weighted average shares outstanding
Basic	107,596,260	109,867,995	108,212,113	110,057,576
Diluted	107,913,971	110,146,113	108,414,970	110,223,154
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2011 and 2010
(Unaudited)

						Accumulated
		Additional			Unallocated	other	Total
	Common	paid-in	Retained	Treasury	Common Stock	comprehensive	stockholders’
	stock	capital	earnings	stock	Held by ESOP	loss	equity
	(In thousands)
Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213
Comprehensive income:
Net income	—	—	45,144	—	—	—	45,144
Change in funded status of retirement obligations, net of tax expense of $100	—	—	—	—	—	144	144
Unrealized gain on securities available-for-sale, net of tax expense of $3,807	—	—	—	—	—	5,560	5,560
Reclassification adjustment for losses included in net income, net of tax expense of $11	—	—	—	—	—	15	15
Other-than-temporary impairment accretion on debt securities, net of tax expense of $503	—	—	—	—	—	729	729

Total comprehensive income							51,592

Purchase of treasury stock (1,228,822 shares)	—	—	—	(13,948)	—	—	(13,948)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	7,275	—	—	—	—	7,275
ESOP shares allocated or committed to be released	—	280	—	2	1,064	—	1,346

Balance at September 30, 2010	$532	531,416	466,394	(51,523)	(34,387)	(15,954)	896,478

Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279

Comprehensive income:
Net income	—	—	57,804	—	—	—	57,804
Change in funded status of retirement obligations, net of tax expense of $105	—	—	—	—	—	154	154
Unrealized gain on securities available-for-sale, net of tax expense of $6,379	—	—	—	—	—	9,242	9,242
Reclassification adjustment for losses included in net income, net of tax benefit of $477	—	—	—	—	—	(691)	(691)
Other-than-temporary impairment accretion on debt securities, net of tax expense of $452	—	—	—	—	—	655	655

Total comprehensive income							67,164

Purchase of treasury stock (1,876,601 shares)	—	—	—	(25,423)	—	—	(25,423)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	7,150	—	—	—	—	7,150
ESOP shares allocated or committed to be released	—	418	—	—	1,064	—	1,482

Balance at September 30, 2011	$532	534,700	540,514	(80,309)	(32,969)	(10,816)	951,652

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$57,804	45,144
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,632	8,621
Amortization of premiums and accretion of discounts on securities, net	4,284	3,211
Amortization of premium and accretion of fees and costs on loans, net	4,446	5,270
Amortization of intangible assets	1,151	525
Provision for loan losses	55,500	47,500
Depreciation and amortization of office properties and equipment	4,955	3,316
Loss on securities transactions	294	(44)
Mortgage loans originated for sale	(321,924)	(460,684)
Proceeds from mortgage loan sales	338,602	469,714
Gain on sales of loans, net	(4,532)	(5,645)
Loss on sale of other real estate owned	106	—
Gain on sale of branches	(72)	—
Income on bank owned life insurance contract	(2,432)	(1,899)
(Increase) decrease in accrued interest	(462)	(3,418)
Deferred tax benefit	(9,537)	(9,856)
Decrease in other assets	9,132	6,395
(Decrease) increase in other liabilities	(6,725)	20,052

Total adjustments	81,418	83,058

Net cash provided by operating activities	139,222	128,202

Cash flows from investing activities:
Purchases of loans receivable	(555,384)	(644,561)
Net originations of loans receivable	(369,952)	(210,873)
Proceeds from disposition of loans held for investment	4,017	2,984
Gain on disposition of loans held for investment	(1,853)	(1,738)
Net proceeds from sale of foreclosed real estate	1,068	—
Purchases of mortgage-backed securities held to maturity	—	(3,690)
Purchases of debt securities held-to-maturity	(1,337)	—
Purchases of mortgage-backed securities available-for-sale	(346,982)	(100,908)
Purchases of other investments available-for-sale	—	(150)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	127,066	176,363
Proceeds from calls/maturities on debt securities held-to-maturity	20,756	1,590
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	131,891	113,580
Proceeds from sale of mortgage-backed securities held-to-maturity	21,355	—
Proceeds from sale of mortgage-backed securities available-for-sale	36,972	12,004
Proceeds from maturities of US Government and agency obligations available-for-sale	—	25,000
Proceeds from redemptions of Federal Home Loan Bank stock	58,446	18,608
Purchases of Federal Home Loan Bank stock	(93,403)	(32,955)
Purchases of office properties and equipment	(7,506)	(8,062)
Death benefit proceeds from bank owned life insurance	7,188	—
Cash paid, net of consideration received for branch sale	(64,612)	—

Net cash used in investing activities	(1,032,270)	(652,808)

Cash flows from financing activities:
Net increase in deposits	503,765	271,016
Repayments of funds borrowed under other repurchase agreements	(250,000)	(200,000)
Net increase in other borrowings	665,479	448,980
Net increase in advance payments by borrowers for taxes and insurance	11,070	7,401
Purchase of treasury stock	(25,423)	(13,948)

Net cash provided by financing activities	904,891	513,449

Net increase (decrease) in cash and cash equivalents	11,843	(11,157)

Cash and cash equivalents at beginning of the period	76,224	73,606

Cash and cash equivalents at end of the period	$88,067	62,449

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$423	751
Cash paid during the year for:
Interest	108,738	121,892
Income taxes	42,514	39,565
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”).
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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
On August 17, 2011, the Company announced the signing of a definitive merger agreement under which the Company will acquire Brooklyn Federal Bancorp, Inc. for $0.80 per share or approximately $10.3 million cash consideration in the aggregate. In addition, the Company entered into a separate agreement with a real estate investment fund to sell most of Brooklyn Federal Bancorp, Inc.’s commercial real estate loan portfolio immediately following the completion of the merger. The merger has been approved by the boards of directors of each company and is expected to close in the fourth quarter of 2011 or first quarter of 2012, subject to regulatory and Brooklyn Federal shareholder approval.
3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2011			2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in thousands, except per share data)
Net Income	$19,967			$16,558

Basic earnings per share:
Income available to common stockholders	$19,967	107,596,260	$0.19	$16,558	109,867,995	$0.15

Effect of dilutive common stock equivalents	—	317,711		—	278,118

Diluted earnings per share:
Income available to common stockholders	$19,967	107,913,971	$0.19	$16,558	110,146,113	$0.15

For the three months ended September 30, 2011 and September 30, 2010 there were 4.4 million and 5.1 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2011			2010
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(Dollars in thousands, except per share data)
Net Income	$57,804			$45,144

Basic earnings per share:
Income available to common stockholders	$57,804	108,212,113	$0.53	$45,144	110,057,576	$0.41

Effect of dilutive common stock equivalents	—	202,857		—	165,578

Diluted earnings per share:
Income available to common stockholders	$57,804	108,414,970	$0.53	$45,144	110,223,154	$0.41

For the nine months ended September 30, 2011 and September 30, 2010, there were 4.9 million and 5.6 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4. Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,901	205	—	2,106
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	344,342	6,595	—	350,937
Federal National Mortgage Association	405,606	8,926	15	414,517
Government National Mortgage Association	7,722	177	—	7,899
Non-agency securities	12,170	284	—	12,454

Total mortgage-backed securities available-for-sale	769,840	15,982	15	785,807

Total available-for-sale	771,741	16,187	15	787,913

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	180	2	—	182
Municipal bonds	10,396	851	—	11,247
Corporate and other debt securities	25,917	16,556	2,570	39,903

Total debt securities held-to-maturity	36,493	17,409	2,570	51,332

Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	132,051	5,778	18	137,811
Federal National Mortgage Association	115,232	7,520	—	122,752
Government National
Mortgage Association	1,430	8	—	1,438
Federal housing authorities	2,141	86	—	2,227
Non-agency securities	27,095	363	44	27,414

Total mortgage-backed securities held-to-maturity	277,949	13,755	62	291,642

Total held-to-maturity	314,442	31,164	2,632	342,974

Total securities	$1,086,183	47,351	2,647	1,130,887

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available-for-sale:
Equity securities	$2,025	207	—	2,232
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	248,403	3,485	3,553	248,335
Federal National Mortgage Association	306,745	4,297	2,085	308,957
Government National Mortgage Association	9,202	243	—	9,445
Non-agency securities	34,640	532	1,408	33,764

Total mortgage-backed securities available-for-sale	598,990	8,557	7,046	600,501

Total available-for-sale	601,015	8,764	7,046	602,733

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	15,200	246	—	15,446
Municipal bonds	13,951	46	90	13,907
Corporate and other debt securities	23,552	19,330	1,593	41,289

Total debt securities held-to-maturity	52,703	19,622	1,683	70,642

Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	210,544	7,964	278	218,230
Federal National Mortgage Association	166,251	9,218	13	175,456
Government National Mortgage Association	3,243	287	—	3,530
Federal housing authorities	2,324	152	—	2,476
Non-agency securities	43,471	573	155	43,889

Total mortgage-backed securities held-to-maturity	425,833	18,194	446	443,581

Total held-to-maturity	478,536	37,816	2,129	514,223

Total securities	$1,079,551	46,580	9,175	1,116,956

Gross unrealized losses on securities available-for-sale and held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010, was as follows:

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal National Mortgage Association	$4,326	15	—	—	4,326	15

Total available-for-sale	4,326	15	—	—	4,326	15

Held-to-maturity:
Corporate and other debt securities	2,541	654	336	1,916	2,877	2,570
Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	2,695	18	—	—	2,695	18
Non-agency securities	2,599	44	—	—	2,599	44

Total mortgage-backed securities held-to-maturity	5,294	62	—	—	5,294	62

Total held-to-maturity	7,835	716	336	1,916	8,171	2,632

Total	$12,161	731	336	1,916	12,497	2,647

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$99,704	3,553	—	—	99,704	3,553
Federal National Mortgage Association	134,853	2,085	—	—	134,853	2,085
Non-agency securities	—	—	12,226	1,408	12,226	1,408

Total available-for-sale	234,557	5,638	12,226	1,408	246,783	7,046

Held-to-maturity:
Debt securities:
Municipal bonds	—	—	7,699	90	7,699	90
Corporate and other debt securities	185	806	825	787	1,010	1,593

Total debt securities held-to-maturity	185	806	8,524	877	8,709	1,683

Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	2,034	8	20,413	270	22,447	278
Federal National Mortgage Association	—	—	2,067	13	2,067	13
Non-agency securities	2,960	149	4,558	6	7,518	155

Total mortgage backed securities held-to-maturity	4,994	157	27,038	289	32,032	446

Total held-to-maturity	5,179	963	35,562	1,166	40,741	2,129

Total	$239,736	6,601	47,788	2,574	287,524	9,175

The gross unrealized losses in our corporate and other debt securities accounted for 97.1% of the gross unrealized losses at September 30, 2011. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 33 pooled trust preferred securities (“TruPS”), principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to the adverse economic conditions, 31 of these securities have been downgraded below investment grade and as of September 30, 2011, 12 of the securities were in an unrealized loss position. At September 30, 2011, the amortized cost and estimated fair values of the trust preferred portfolio was $25.9 million and $39.9 million, respectively.

The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of September 30, 2011. In addition, at September 30, 2011 the Company held 2 pooled trust preferred securities with a book value of $3.7 million and a fair value of $6.1 million which are investment grade. The Company does not own any single-issuer trust preferred securities.

					Number of	Current Deferrals	Expected Deferrals
					Issuers	and Defaults as a %	and Defaults as % of	Excess Subordination	Moody's/
(Dollars in 000's)				Unrealized	Currently	of Total Collateral	Remaining Collateral	as a % of Performing	Fitch Credit
Description	Class	Book Value	Fair Value	Gains (Losses)	Performing	(1)	(2)	Collateral (3)	Ratings

Alesco PF II	B1	$209.2	$298.7	$89.5	32	9.9%	16.9%	0.0%	Ca / C
Alesco PF III	B1	451.0	826.0	375.0	35	12.2%	14.1%	0.0%	Ca / C
Alesco PF III	B2	180.5	330.4	149.9	35	12.2%	14.1%	0.0%	Ca / C
Alesco PF IV	B1	274.1	42.6	(231.5)	38	3.4%	26.5%	0.0%	C / C
Alesco PF VI	C2	404.0	871.5	467.5	42	7.1%	20.6%	0.0%	Ca / C
MM Comm III	B	1,214.1	5,065.0	3,850.9	6	20.9%	10.0%	12.8%	Ba1 / CC
MM Comm IX	B1	60.9	15.8	(45.1)	16	30.8%	30.2%	0.0%	Ca / D
MMCaps XVII	C1	965.8	1,684.9	719.1	39	10.6%	14.2%	0.0%	Ca / C
MMCaps XIX	C	422.1	5.5	(416.6)	30	25.9%	27.5%	0.0%	C / C
Tpref I	B	1,272.0	1,965.2	693.2	11	45.7%	15.6%	0.0%	Ca / D
Tpref II	B	2,747.6	3,966.4	1,218.8	18	29.8%	18.9%	0.0%	Caa3 / C
US Cap I	B2	622.1	1,215.6	593.5	33	8.8%	15.6%	0.0%	Caa1 / C
US Cap I	B1	1,845.5	3,646.8	1,801.3	33	8.8%	15.6%	0.0%	Caa1 / C
US Cap II	B1	927.1	1,996.5	1,069.4	42	12.3%	15.4%	0.0%	Ca / C
US Cap III	B1	1,097.6	1,820.2	722.6	33	17.7%	14.1%	0.0%	Ca / C
US Cap IV	B1	831.5	115.0	(716.5)	47	31.4%	22.4%	0.0%	C / D
Trapeza XII	C1	1,050.7	733.7	(317.0)	34	25.9%	15.5%	0.0%	C / C
Trapeza XIII	C1	1,003.7	940.0	(63.7)	43	19.1%	20.4%	0.0%	Ca / C
Pretsl IV	Mez	120.7	113.3	(7.4)	5	27.1%	14.3%	19.0%	Ca / CCC
Pretsl V	Mez	9.5	14.7	5.2	0	65.5%	0.0%	0.0%	Caa3 / D
Pretsl VII	Mez	1,121.1	1,510.3	389.2	7	38.5%	67.2%	0.0%	Ca / C
Pretsl XV	B1	707.1	1,005.8	298.7	52	23.2%	20.1%	0.0%	C / C
Pretsl XVII	C	429.9	236.8	(193.1)	35	21.7%	22.8%	0.0%	Ca / C
Pretsl XVIII	C	951.3	1,556.6	605.3	56	17.8%	13.8%	0.0%	Ca / C
Pretsl XIX	C	381.9	346.8	(35.1)	52	20.1%	17.5%	0.0%	C / C
Pretsl XX	C	206.2	68.1	(138.1)	43	23.9%	19.6%	0.0%	C / C
Pretsl XXI	C1	346.0	401.7	55.7	50	24.2%	20.3%	0.0%	C / C
Pretsl XXIII	A-FP	1,469.7	2,306.7	837.0	99	19.2%	16.2%	18.3%	B1 / B
Pretsl XXIV	C1	457.2	89.2	(368.0)	62	26.2%	22.2%	0.0%	C / C
Pretsl XXV	C1	208.9	170.7	(38.2)	53	23.6%	21.1%	0.0%	C / C
Pretsl XXVI	C1	214.8	411.1	196.3	55	21.6%	17.6%	0.0%	C / C
		$22,203.8	$33,771.6	$11,567.8

(1)	At September 30, 2011, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 8.5%.

(2)	At September 30, 2011, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.4% to 12.4%.

(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to pay off a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

A portion of the Company’s securities are pledged to secure borrowings.
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer. The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturity, are shown below.

	September 30, 2011
	Amortized	Estimated
	cost	fair value
	(In thousands)
Due in one year or less	$4,122	4,122
Due after one year through five years	1,124	1,221
Due after five years through ten years	200	202
Due after ten years	31,047	45,787

Total	$36,493	51,332

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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At September 30, 2011, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the three and nine months ended September 30, 2011. At September 30, 2011, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $32.2 million ($19.1 million after-tax). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(In thousands)
Balance of credit related OTTI, beginning of period	$118,406	121,033	119,809	121,033
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(702)	(609)	(2,105)	(609)

Balance of credit related OTTI, end of period	$117,704	120,424	117,704	120,424

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
Realized Gains and Losses
There were no sales of securities for the three months ended September 30, 2011. For the nine months ended September 30, 2011, proceeds from sales of securities from the available-for-sale portfolio were $37.0 million which resulted in gross realized gains and gross realized losses of $951,000 and $2.1 million, respectively. For the nine months ended September 30, 2011, proceeds from sales of securities from the held-to-maturity portfolio were $21.4 million which resulted in gross realized gains and gross realized losses of $925,000 and $104,000, respectively. Sales from the held-to-maturity portfolio, which had a book value of $20.5 million, met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio.
During the nine months ended September 30, 2011, the Company sold non-agency mortgage backed securities with a book value of $18.7 million, resulting in a loss of $2.1 million. These non-agency mortgage backed securities were sold due to ongoing credit concerns of the underlying investments as the securities were downgraded by the rating agencies and to mitigate the risk of potential downward earnings trends. The Company continues to hold $39.5 million of non-agency mortgage backed securities, of which $37.2 million are rated AAA and $2.3 million are rated AA as of September 30, 2011. All of these securities are performing under contractual terms. The remaining sales of securities were agency mortgage backed securities. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.

For the three and nine months ended September 30, 2010, proceeds from sales of securities from the available-for-sale portfolio were $12.0 million, which resulted in gross realized gains and gross realized losses of $284,000 and $258,000, respectively. There were no sales from the held-to-maturity portfolio for the three and nine months ended September 30, 2010.
Gains and losses on the sale of all securities are determined using the specific identification method.
5. Loans Receivable, Net
Loans receivable, net are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Residential mortgage loans	$5,121,963	4,939,244
Multi-family loans	1,664,462	1,161,874
Commercial real estate loans	1,412,802	1,225,256
Construction loans	332,153	347,825
Consumer and other loans	253,765	259,757
Commercial and industrial loans	95,198	60,903

Total loans	8,880,343	7,994,859

Net unamortized premiums and deferred loan costs	17,078	13,777
Allowance for loan losses	(116,490)	(90,931)

Net loans	$8,780,931	7,917,705

An analysis of the allowance for loan losses is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at beginning of period	$106,971	$72,324	$90,931	$55,052
Charge-offs:
Construction loans	(4,842)	(4,675)	(18,588)	(11,554)
Residential mortgage loans	(3,824)	(2,045)	(7,775)	(5,849)
Commercial real estate loans	(1,978)	—	(3,289)	—
Multi-family loans	—	—	—	(454)
Consumer and other loans	(232)	(9)	(358)	(29)
Commercial and industrial loans	—	(103)	(545)	(269)

Loan charge-offs	(10,876)	(6,832)	(30,555)	(18,155)
Recoveries	395	113	614	208

Net charge-offs	(10,481)	(6,719)	(29,941)	(17,947)
Provision for loan losses	20,000	19,000	55,500	47,500

Balance at end of period	$116,490	$84,605	$116,490	$84,605

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other loans if management has specific information of a collateral shortfall. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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

Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real property located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continued decline in the general economy, and a further decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
For homogeneous residential mortgage loans, the Company’s policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and declines in the real estate market.
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

Our allowance for loan losses reflects probable losses considering, among other things, the continued adverse economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
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
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011.

					Commercial	Consumer
	Residential	Multi-	Commercial	Construction	and Industrial	and Other
	Mortgage	Family	Real Estate	Loans	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance- December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(7,775)	—	(3,289)	(18,588)	(545)	(358)	—	(30,555)
Recoveries	93	19	—	487	13	2	—	614
Provision	16,359	2,389	10,346	15,929	1,633	1,022	7,822	55,500

Ending balance- September 30, 2011	$29,166	12,862	23,489	32,497	3,290	1,532	13,654	116,490

Balance at September 30, 2011
Individually evaluated for impairment	$1,367	—	354	11,689	—	—	—	13,410
Collectively evaluated for impairment	27,799	12,862	23,135	20,808	3,290	1,532	13,654	103,080
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	$29,166	12,862	23,489	32,497	3,290	1,532	13,654	116,490

Loans:
Balance at September 30, 2011
Individually evaluated for impairment	$6,602	—	5,898	77,480	—	—	—	89,980
Collectively evaluated for impairment	5,115,030	1,664,462	1,405,938	254,673	95,198	253,556	—	8,788,857
Loans acquired with deteriorated credit quality	331	—	966	—	—	209	—	1,506

	$5,121,963	1,664,462	1,412,802	332,153	95,198	253,765	—	8,880,343

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
Pass — “Pass” assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.
Special Mention — A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Residential loans delinquent 30-89 days are considered special mention.
Substandard — A “Substandard” asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential loans delinquent 90 days or greater are considered substandard.
Doubtful — An asset classified “Doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
Loss — An asset or portion thereof, classified “Loss” is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.
As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
			(in thousands)
Residential	$5,017,793	27,394	76,776	—	—	5,121,963
Multi-family	1,628,575	13,022	22,865	—	—	1,664,462
Commercial real estate	1,368,384	5,951	38,467	—	—	1,412,802
Construction	194,364	29,294	103,425	5,070	—	332,153
Commercial and industrial	78,539	12,410	3,669	580	—	95,198

Total	$8,287,655	88,071	245,202	5,650	—	8,626,578

Consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. At September 30, 2011 there were $253.8 million of consumer and other loans, of which $1.6 million were on non-accrual.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

		60-89	Greater than	Total Past		Total Loans
	30-59 Days	Days	90 Days	Due	Current	Receivable
			(in thousands)
Residential mortgage	$17,956	9,438	76,776	104,170	5,017,793	5,121,963
Multi-family	657	—	718	1,375	1,663,087	1,664,462
Commercial real estate	70	288	5,720	6,078	1,406,724	1,412,802
Construction	1,504	—	59,070	60,574	271,579	332,153
Commercial and industrial	100	400	734	1,234	93,964	95,198
Consumer and other	878	362	1,583	2,823	250,942	253,765

Total	$21,165	10,488	144,601	176,254	8,704,089	8,880,343

The following table presents non-accrual loans at the dates indicated:

	September 30,		December 31,
	2011		2010
	# of loans	Amount	# of loans	Amount

		(Dollars in thousands)
Non-accrual:
Residential and consumer	300	$79.5	263	$74.7
Construction	25	75.4	26	82.8
Multi-family	2	0.7	3	2.7
Commercial real estate	11	5.7	8	3.9
Commercial and industrial	4	0.7	5	1.8

Total Non-accrual Loans	342	$162.0	305	$165.9

Based on management’s evaluation, at September 30, 2011, the Company classified a $10.0 million construction loan and four TDR loans totaling $7.4 million that were current as non-accrual. The Company has no loans past due 90 days or more that are still accruing interest.
At September 30, 2011 and December 31, 2010, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $90.0 million and $69.3 million, respectively, with allocations of the allowance for loan losses of $13.4 million and $5.0 million, respectively. Included in the loans individually evaluated for impairment were construction loans totaling $5.0 million that were acquired with deteriorated credit quality. During the nine months ended September 30, 2011 and year ended December 31, 2010, interest income received and recognized on these loans totaled $1.1 million and $206,000, respectively.
The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Invesmtment	Recognized
			(In thousands)
With no related allowance:
Residential mortgage	$114	114	—	129	5
Multi-family	—	—	—	—	—
Commercial real estate	3,630	3,896	—	908	—
Construction loans	24,082	43,324	—	22,182	171
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

With an allowance recorded:
Residential mortgage	6,488	6,488	1,367	5,299	120
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	354	1,702	105
Construction loans	53,398	64,181	11,689	44,799	653
Commercial and industrial	—	—	—		—
Consumer and other	—	—	—	—	—

Total:
Residential mortgage	6,602	6,602	1,367	5,428	125
Multi-family	—	—	—	—	—
Commercial real estate	5,898	6,164	354	2,610	105
Construction loans	77,480	107,505	11,689	66,981	824
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total impaired loans	89,980	120,271	13,410	75,019	1,054

The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the year to date interest income recognized on a cash basis.
Troubled Debt Restructurings
On a case-by-case basis, the Company may agree to modify the contractual terms of a borrower’s loan to remain competitive and assist customers who may be experiencing financial difficulty, as well as preserve the Company’s position in the loan. If the borrower is experiencing financial difficulties and a concession has been made at the time of such modification, the loan is classified as a troubled debt restructured loan.
Substantially all of our troubled debt restructured loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below a market rate, an extension of the term of the loan, or a combination of these two methods. These modifications rarely result in the forgiveness of principal or accrued interest. In addition, we frequently obtain additional collateral or guarantor support when modifying commercial loans. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible.
As a result of the adoption of ASU 2011-02, the Company reassessed all restructurings which occurred on or after January 1, 2011 for identification as TDRs and has concluded that there were no additional TDRs identified that have not been previously disclosed.
The following table presents the total troubled debt restructured loans at September 30, 2011:

	Accrual		Non-accrual		Total
	# of		# of		# of
	loans	Amount	loans	Amount	loans	Amount
			(Dollars in thousands)
Residential mortgage	13	$5,318	4	$1,284	17	$6,602
Commercial real estate	1	2,268	—	—	1	2,268
Construction	1	2,900	2	10,530	3	13,430

Total TDRs	15	$10,486	6	$11,814	21	$22,300

The following table presents information about troubled debt restructurings which occurred during the three and nine months ended September 30, 2011:

Three months ended September 30, 2011
Post-
		Pre-modification	modification
	Number of	Recorded	Recorded
	Loans	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	3	$1,162	$1,141
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction	1	6,287	6,287
Commercial and industrial	—	—	—
Consumer and other	—	—	—

	Nine months ended September 30, 2011
			Post-
		Pre-modification	modification
	Number of	Recorded	Recorded
	Loans	Investment	Investment
		(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	4	$1,844	$1,831
Multi-family	—	—	—
Commercial real estate	1	2,268	2,268
Construction	3	13,095	13,395
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Commercial real estate loan modifications during the three and nine months ended September 30, 2011, primarily involved the extension of loan maturities to enable the completion and sale of respective projects by the borrowers.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were no charges-offs for collateral dependant TDRs during the three and nine months ended September 30, 2011. The allowance for loan losses associated with the TDRs presented in the above tables, totaled $5.9 million at September 30, 2011, and was included in the allowance for loan losses for loans individually evaluated for impairment.
The residential TDRs had a weighted average modified interest rate of approximately 3.96% and 5.02% as compared to a yield of 5.57% and 6.17% prior to modification for the three and nine months ended September 30, 2011, respectively. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. The commercial real estate TDRs had a weighted average modified interest rate of approximately 5.00% and 5.71% as compared to a yield of 6.00% and 6.14% prior to modification for the three and nine months ended September 30, 2011, respectively.
For the three and nine months ended September 30, 2011, there were no TDRs modified in the previous 12 months for which there was a payment default.
6. Deposits
Deposits are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Savings acounts	$1,257,366	1,135,091
Checking accounts	1,511,730	1,367,282
Money market accounts	997,014	832,514

Total core deposits	3,766,110	3,334,887
Certificates of deposit	3,447,402	3,440,043

	$7,213,512	6,774,930

7. Equity Incentive Plan
During the three and nine months ended September 30, 2011, the Company recorded $2.3 million and $7.2 million of share-based expense, comprised of stock option expense of $822,000 and $2.5 million and restricted stock expense of $1.5 million and $4.7 million, respectively. During the three and nine months ended September 30, 2010, the Company recorded $2.5 million and $7.3 million of share-based expense, comprised of stock option expense of $955,000 and $2.9 million and restricted stock expense of $1.5 million and $4.4 million, respectively.
The following is a summary of the Company’s stock option activity and related information for its option plans for the nine months ended September 30, 2011:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life
Outstanding at December 31, 2010	4,717,568	$15.01	6.1
Granted	15,000	13.88
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2011	4,732,568	$15.00	5.4

Exercisable at September 30, 2011	3,745,256	$15.07	5.3
The following is a summary of the status of the Company’s non-vested options as of September 30, 2011 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Stock	Grant Date
	Options	Fair Value
Non-vested at December 31, 2010	587,429	$4.06
Granted	15,000	4.99
Vested	(37,301)	3.54
Exercised	—	—
Forfeited	—	—

Non-vested at September 30, 2011	565,128	$4.12

Expected future expense relating to the unvested options outstanding as of September 30, 2011 is $1.3 million over a weighted average period of 1.1 years.
The following is a summary of the status of the Company’s restricted shares as of September 30, 2011 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Stock Awards	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2010	861,047	$13.55
Granted	500,000	13.26
Vested	(112,864)	13.36
Forfeited	—	—

Non-vested at September 30, 2011	1,248,183	$13.45

Expected future compensation expense relating to the unvested restricted shares at September 30, 2011 is $12.0 million over a weighted average period of 4.3 years.
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
The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three months ended September 30		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$265	179	$796	541
Interest cost	203	221	608	659
Amortization of:
Prior service cost	24	25	73	73
Net loss	—	14	—	41

Total net periodic benefit expense	$492	439	$1,477	1,314

Due to the unfunded nature of these plans, no contributions are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2011.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $3.8 million to the defined benefit pension plan during the nine months ended September 30, 2011. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2011.
9. Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets or liabilities on a non-recurring basis, such as held-to-maturity securities, mortgage servicing rights (“MSR”), loans receivable and real estate owned (“REO”). These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets. Additionally, in connection with our mortgage banking activities we have commitments to fund loans held for sale and commitments to sell loans, which are considered free-standing derivative instruments, the fair values of which are not material to our financial condition or results of operations.
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
Assets Measured at Fair Value on a Recurring Basis
Securities available-for-sale
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, respectively.

	Carrying Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities available for sale:
Mortgage-backed securities	$785,807	—	785,807	—
Equity securities	2,106	—	2,106	—

	$787,913	—	787,913	—

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
		(In thousands)
Securities available for sale:
Mortgage-backed securities	$600,501	—	600,501	—
Equity securities	2,232	—	2,232	—

	$602,733	—	602,733	—

Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.
Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. Therefore, these adjustments are generally classified as Level 3.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010, respectively.

	Carrying Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
		(In thousands)
MSR, net	$10,067	—	—	10,067
Impaired loans	64,410	—	—	64,410
Other real estate owned	225	—	—	225

Total	$74,702	—	—	74,702

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
		(In thousands)
MSR, net	$9,262	—	—	9,262
Impaired loans	53,920	—	—	53,920
Other real estate owned	976	—	—	976

Total	$64,158	—	—	64,158

Other Fair Value Disclosures
Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.
Cash and Cash Equivalents
For cash and due from banks, the carrying amount approximates fair value.
Securities held-to-maturity
Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the held-to-maturity portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets or quoted prices on similar assets are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values.
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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$88,067	88,067	76,224	76,224
Securities available-for-sale	787,913	787,913	602,733	602,733
Securities held-to-maturity	314,442	342,974	478,536	514,223
Stock in FHLB	115,326	115,326	80,369	80,369
Loans, including loans held for sale	8,803,839	8,943,556	7,952,759	8,231,847

Financial liabilities:
Deposits	7,213,512	7,260,672	6,774,930	6,819,659
Borrowed funds	2,241,993	2,314,252	1,826,514	1,887,471
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
10. Recent Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires additional disclosures about employers’ participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011 for public entities. Early application is permitted. An entity is required to apply the ASU retrospectively for all periods presented. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
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
In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
For homogeneous residential mortgage loans, the Company’s policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and declines in the real estate market.
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
Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continued decline in the general economy, and a further decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
Our allowance for loan losses reflects probable losses considering, among other things, the continued adverse economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
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
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets. The Company’s results of operations are also significantly affected by general economic conditions.
The financial services industry and our lending area continue to be negatively impacted by adverse economic conditions which include continued elevated credit losses, depressed property values in real estate markets, and a sluggish economy. The Federal Reserve continues to maintain short term interest rates at historically low levels and has indicated short term interest rates will remain low until 2013. In addition, The Federal Reserve recently announced they would attempt to lower longer term interest rates by selling their medium term holding of bonds and purchasing longer term bonds, such as ten year Treasuries. In theory, this would reduce long term interest rates and result in a flatter yield curve which would negatively impact our yield on new loan originations and investment securities in future periods.
The Company continues to experience strong loan growth resulting in higher interest income on the loan portfolio. The growth has been partially offset by the high loan refinance volume resulting in yields on loans and mortgage-backed securities to reset downward. The yield on interest-earning assets for the three months ended September 30, 2011 was 4.86% compared to 5.15% for the three months ended September 30, 2010. In addition, the maturity of higher cost long-term borrowings coupled with the current lower short-term interest rates have helped us reduce the cost of our interest-bearing liabilities to 1.63% for the three months ended September 30, 2011 from 2.02% for the three months ended September 30, 2010 resulting in a net interest margin of 3.39% for the quarter compared to 3.31% for the three months ended September 30, 2010.
We continue to diversify our loan portfolio and expand our market share of multi-family and commercial real estate loans. Net loans increased to $8.78 billion at September 30, 2011 from $7.92 billion at December 31, 2010, an increase of 10.9%. The increase in the multi-family and commercial real estate loan portfolios over this period were 43.3% and 15.3%, respectively. Due to the adverse economic conditions, growth in the loan portfolio, higher levels of non-accrual loans, the increased level of loan charge-offs and the change in loan mix to more commercial real estate loans, the Company’s provision for loan losses remains at elevated levels as compared to the years prior to the financial crisis. We will continue to prudently provision for estimated credit losses due to continuing adverse economic conditions affecting our lending area.
Increasing core deposits remains one of our primary objectives. During the nine month period ended September 30, 2011, core deposits increased by $431.2 million, or 12.9% to $3.77 billion while total deposits increased $438.6 million to $7.21 billion.
During the quarter, the Company entered into an Agreement and Plan of Merger with Brooklyn Bancorp, Inc. (“Brooklyn Bancorp”) that provides, among other things, that as a result of the merger of Brooklyn Bancorp into Investors Bancorp, each outstanding share of Brooklyn Bancorp’s common stock (other than shares owned by Brooklyn MHC), will receive $0.80 in cash. In addition, the Company entered into a separate agreement with a real estate investment fund to sell most of Brooklyn Bancorp’s commercial real estate loan portfolio immediately following the completion of the merger. Upon the completion of the acquisition, the Company will have further enhanced our presence in the New York market by adding an additional five branches with approximately $400 million in deposits and complemented our existing loan relationships in the New York boroughs and Long Island.
Despite the challenging economic environment, we believe with our strong capital and liquidity positions we can continue to grow organically, pursue bank or branch acquisitions, repurchase treasury stock and enhance our franchise value.
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
Total Assets. Total assets increased by $909.2 million, or 9.5%, to $10.51 billion at September 30, 2011 from $9.60 billion at December 31, 2010. This increase was largely the result of a $851.1 million increase in our net loans, including loans held for sale, to $8.80 billion at September 30, 2011 from $7.95 billion at December 31, 2010.
Net Loans Net loans, including loans held for sale, increased by $851.1 million, or 10.7%, to $8.80 billion at September 30, 2011 from $7.95 billion at December 31, 2010. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.
At September 30, 2011, total loans were $8.88 billion and included $5.12 billion in residential loans, $1.66 billion in multi-family loans, $1.41 billion in commercial real estate loans, $332.2 million in construction loans, $253.8 million in consumer and other loans, and $95.2 million in commercial and industrial loans.
We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the nine months ended September 30, 2011, Investors Home Mortgage Co. originated $935.2 million in residential mortgage loans of which $321.9 million were sold to third party investors and $613.3 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months ended September 30, 2011, we purchased loans totaling $539.4 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the nine months ended September 30, 2011, we purchased $16.0 million of residential mortgage loans on a “bulk purchase” basis.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at September 30, 2011 was $513.0 million compared to $529.1 million at December 31, 2010. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The following table sets forth non-accrual loans and accruing past due loans on the dates indicated as well as certain asset quality ratios:

	September 30,		June 30,		March 31,		December 31,		September 30,
	2011		2011		2011		2010		2010
	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in millions)
Accruing past due loans:
30 to 59 days past due:
Residential and consumer	75	$18.8	84	$18.0	64	$15.3	89	$17.8	83	$20.5
Construction	1	1.5	1	6.3	—	—	—	—	3	25.4
Multi-family	1	0.7	1	1.4	—	—	2	4.7	—	—
Commercial	1	0.1	5	6.0	6	4.8	1	0.7	2	1.9
Commercial and industrial	1	0.1	—	—	—	—	1	0.1	2	1.3

Total 30 to 59 days past due	79	21.2	91	31.7	70	20.1	93	23.3	90	49.1
60 to 89 days past due:
Residential and consumer	36	9.8	32	6.0	24	4.0	39	12.1	30	5.6
Construction	—	—	—	—	4	13.8	1	7.9	1	1.4
Multi-family	—	—	1	2.5	7	25.0	3	12.9	2	11.9
Commercial	1	0.3	2	1.6	1	0.7	1	0.5	—	—
Commercial and industrial	1	0.4	1	0.1	—	—	2	0.6	2	1.1

Total 60 to 89 days past due	38	10.5	36	10.2	36	43.5	46	34.0	35	20.0

Total accruing past due loans	117	$31.7	127	$41.9	106	$63.6	139	$57.3	125	$69.1

Non-accrual:
Residential and consumer	300	$79.5	285	$78.6	281	$80.8	263	$74.7	239	$68.7
Construction	25	75.4	24	80.1	22	64.2	26	82.8	21	67.1
Multi-family	2	0.7	2	0.7	3	2.7	3	2.7	6	3.5
Commercial	11	5.7	8	3.9	11	4.7	8	3.9	8	4.6
Commercial and industrial	4	0.7	3	0.6	6	2.0	5	1.8	2	1.0

Total Non-accrual Loans	342	$162.0	322	$163.9	323	$154.4	305	$165.9	276	$144.9

Accruing troubled debt restructured loans	15	$10.5	15	$10.5	15	$10.0	13	$14.8	9	$2.5

Non-accrual loans to total loans		1.82%		1.91%		1.87%		2.08%		1.94%
Allowance for loan loss as a percent of non-accrual loans		71.89%		65.32%		64.04%		54.81%		58.39%
Allowance for loan losses as a percent of total loans		1.31%		1.25%		1.20%		1.14%		1.13%

Total non-accrual loans decreased by $3.9 million to $162.0 million at September 30, 2011 from $165.9 million at December 31, 2010. Although we have had resolution on a number of non-accruing loans, the current economic environment continues to cause financial difficulties for several large construction loans. We continue to diligently work our non-accrual loans to achieve the best outcome for the Company. Additionally, residential loan delinquency has risen as unemployment in our lending area has remained persistently high.
At September 30, 2011 loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $90.0 million of which $62.2 million of impaired loans had a specific allowance for credit losses of $13.4 million and $27.8 million of impaired loans had no specific allowance for credit losses. At December 31, 2010, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $69.3 million, of which $42.8 million of impaired loans had a related allowance for credit losses of $5.0 million and $26.4 million of impaired loans had no related allowance for credit losses. At September 30, 2011, the Company classified a $10.0 million construction loan that was current as non-accrual.

At September 30, 2011, there were 4 commercial real estate loans totaling $15.7 million and 17 residential loans totaling $6.6 million which are deemed troubled debt restructurings. At September 30, 2011, two of the commercial real estate loan totaling $10.5 million and 4 of the residential loan totaling $5.3 million were included in non-accrual loans.
In addition to non-accrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2011, there were two multi-family loans totaling $14.3 million, two construction loans totaling $13.8 million, 2 commercial loans totaling $358,000 and 2 commercial and industrial loan totaling $500,000 that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 1.82% at September 30, 2011 compared to 2.08% at December 31, 2010. The allowance for loan losses as a percentage of non-accrual loans was 71.89% at September 30, 2011 compared with 54.81% at December 31, 2010. At September 30, 2011 our allowance for loan losses as a percentage of total loans was 1.31% compared with 1.14% at December 31, 2010.
The following table sets forth the allowance for loan losses at September 30, 2011 and December 31, 2010 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2011		December 31, 2010
		Percent of Loans		Percent of Loans in
	Allowance for	in Each Category	Allowance for	Each Category to
	Loan Losses	to Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$29,166	57.68%	$20,489	61.78%
Multi-family	12,862	18.74%	10,454	14.53%
Commercial real estate	23,489	15.91%	16,432	15.33%
Construction loans	32,497	3.74%	34,669	4.35%
Commercial and industrial	3,290	2.86%	2,189	0.76%
Consumer and other loans	1,532	1.07%	866	3.25%
Unallocated	13,654	—	5,832	—

Total allowance	$116,490	100.00%	$90,931	100.00%

The allowance for loan losses increased by $25.6 million to $116.5 million at September 30, 2011 from $90.9 million at December 31, 2010. The increase in the allowance was primarily attributable to the higher current year loan loss provision which reflects the overall growth in the loan portfolio, particularly residential and commercial real estate loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and the level of non-performing loans and delinquent loans caused by the adverse economic conditions in our lending area, offset partially by net charge offs of $29.9 million. These charge offs were primarily in the construction loan portfolio.

The triggering events or other circumstances that led to the significant credit deterioration resulting in these construction loan charge-offs were caused by a variety of economic factors including, but not limited to: continued deterioration of the housing and real estate markets in which we lend, significant and continuing declines in the value of real estate which collateralize our construction loans, the overall weakness of the economy, and unemployment in our lending area which has remained stubbornly high.
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
Securities. Securities, in the aggregate, increased by $21.1 million, or 2.0%, to $1.10 billion at September 30, 2011, from $1.08 billion at December 31, 2010. The increase in the portfolio was due to the purchase of $347.0 million of agency issued mortgage backed securities, partially offset by the sale of $58.7 million in non-agency and other mortgage-backed securities, and normal paydowns or maturities during the nine months ended September 30, 2011. The securities sold were comprised of $40.0 million of smaller balance U.S. Agency mortgage-backed securities as well as $18.7 million in lower rated non-agency mortgage-backed securities. The Company continues to hold $39.5 million in its non-agency mortgage backed securities portfolio, of which $37.2 million are rated AAA and $2.3 million are rated AA and all are performing under contractual terms.
Stock in the Federal Home Loan Bank, Other Assets. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $35.0 million from $80.4 million at December 31, 2010 to $115.3 million at September 30, 2011 as a result of an increase in our level of borrowings at September 30, 2011. Other assets decreased $9.8 million primarily due to the $6.8 million amortization of prepaid FDIC insurance premiums. There was a $4.8 million reduction in bank owned life insurance as a result of death benefit payouts.
Deposits. Deposits increased by $438.6 million, or 6.5%, to $7.21 billion at September 30, 2011 from $6.77 billion at December 31, 2010. This was attributed to an increase in core deposits of $431.2 million or 12.9%, as well as a $7.4 million increase in certificates of deposit. In May 2011, the Company sold the four branches in Massachusetts acquired from Millennium bcpbank. These branches held $80.0 million in deposits at December 31, 2010.

Borrowed Funds. Borrowed funds increased $415.5 million, or 22.7%, to $2.24 billion at September 30, 2011 from $1.83 billion at December 31, 2010 to fund our asset growth.
Stockholders’ Equity. Stockholders’ equity increased $50.4 million to $951.7 million at September 30, 2011 from $901.3 million at December 31, 2010. The increase is primarily attributed to the $57.8 million net income for nine months ended September 30, 2011, $7.2 million of compensation cost related to equity incentive plans, partially offset by $25.4 million in purchases of treasury stock.
Average Balance Sheets for the Three and Nine Months ended September 30, 2011 and 2010
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and nine months ended September 30, 2011 and 2010. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended
	September 30, 2011				September 30, 2010
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
				(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$71,115		$7	0.04%	$60,728		$15	0.10%
Securities available-for-sale (1)	733,981		4,034	2.20%	447,282		2,744	2.45%
Securities held-to-maturity	334,077		4,450	5.33%	578,417		7,060	4.88%
Net loans (2)	8,674,897		110,933	5.12%	7,336,001		98,720	5.38%
Federal Home Loan Bank stock	117,023		1,124	3.84%	80,550		879	4.36%

Total interest-earning assets	9,931,093		120,548	4.86%	8,502,978		109,418	5.15%

Non-interest earning assets	414,458				395,379

Total assets	$10,345,551				$8,898,357

Interest-bearing liabilities:
Savings	$1,239,835		$2,457	0.79%	$925,236		$3,387	1.46%
Interest-bearing checking	1,067,040		1,520	0.57%	933,163		1,479	0.63%
Money market accounts	924,134		1,792	0.78%	764,712		1,824	0.95%
Certificates of deposit	3,402,311		14,314	1.68%	3,234,186		15,161	1.88%
Borrowed funds	2,292,256		16,291	2.84%	1,849,236		17,127	3.70%

Total interest-bearing liabilities	8,925,576		36,374	1.63%	7,706,533		38,978	2.02%

Non-interest bearing liabilities	474,563				287,556

Total liabilities	9,400,139				7,994,089
Stockholders’ equity	945,412				904,268

Total liabilities and stockholders’ equity	$10,345,551				$8,898,357

Net interest income			$84,174				$70,440

Net interest rate spread (3)				3.23%				3.13%

Net interest earning assets (4)	$1,005,517				$796,445

Net interest margin (5)				3.39%				3.31%

Ratio of interest-earning assets to total interest- bearing liabilities	1.11	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For Nine Months Ended
	September 30, 2011				September 30, 2010
	Average				Average
	Outstanding		Interest	Average	Outstanding		Interest	Average
	Balance		Earned/Paid	Yield/Rate	Balance		Earned/Paid	Yield/Rate
				(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$69,241		$30	0.06%	$148,575		$205	0.18%
Securities available-for-sale (1)	653,721		11,212	2.29%	468,915		9,282	2.64%
Securities held-to-maturity	391,692		15,312	5.21%	633,621		22,237	4.68%
Net loans (2)	8,348,747		323,251	5.16%	7,007,536		284,048	5.40%
Federal Home Loan Bank stock	99,390		3,100	4.16%	77,171		2,585	4.47%

Total interest-earning assets	9,562,791		352,905	4.92%	8,335,818		318,357	5.09%

Non-interest earning assets	409,741				390,511

Total assets	$9,972,532				$8,726,329

Interest-bearing liabilities:
Savings	$1,219,757		$7,451	0.81%	$900,469		$10,265	1.52%
Interest-bearing checking	1,023,017		4,343	0.57%	878,806		4,889	0.74%
Money market accounts	879,181		5,200	0.79%	718,785		5,432	1.01%
Certificates of deposit	3,393,706		42,910	1.69%	3,278,615		47,931	1.95%
Borrowed funds	2,072,639		48,675	3.13%	1,808,485		52,323	3.86%

Total interest-bearing liabilities	8,588,300		108,579	1.69%	7,585,160		120,840	2.12%

Non-interest bearing liabilities	455,947				256,387

Total liabilities	9,044,247				7,841,547
Stockholders’ equity	928,285				884,782

Total liabilities and stockholders’ equity	$9,972,532				$8,726,329

Net interest income			$244,326				$197,517

Net interest rate spread (3)				3.23%				2.97%

Net interest earning assets (4)	$974,491				$750,658

Net interest margin (5)				3.41%				3.16%

Ratio of interest-earning assets to total interest- bearing liabilities	1.11	X			1.10	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010
Net Income. Net income was $20.0 million for the three months ended September 30, 2011 compared to net income of $16.6 million for the three months ended September 30, 2010.
Net Interest Income. Net interest income increased by $13.7 million, or 19.5%, to $84.2 million for the three months ended September 30, 2011 from $70.4 million for the three months ended September 30, 2010. The increase was primarily due to the average balance of interest earning assets increasing $1.43 billion to $9.93 billion at September 30, 2011 compared to $8.50 billion at September 30, 2010, as well as a 39 basis point decrease in our cost of interest-bearing liabilities to 1.63% for the three months ended September 30, 2011 from 2.02% for the three months ended September 30, 2010. These were partially offset by the average balance of our interest earning liabilities increasing $1.22 million to $8.93 billion at September 30, 2011 compared to $7.71 billion at September 30, 2010, as well as the yield on our interest-earning assets decreasing 29 basis points to 4.86% for the three months ended September 30, 2011 from 5.15% for the three months ended September 30, 2010. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continues to fall. This reduction in our cost of funds has had a positive impact on our net interest margin which improved by 8 basis points from 3.31% for the three months ended September 30, 2010 to 3.39% for the three months ended September 30, 2011.
Interest and Dividend Income. Total interest and dividend income increased by $11.1 million, or 10.2%, to $120.5 million for the three months ended September 30, 2011 from $109.4 million for the three months ended September 30, 2010. This increase is attributed to the average balance of interest-earning assets increasing $1.43 billion, or 16.8%, to $9.93 billion for the three months ended September 30, 2011 from $8.50 billion for the three months ended September 30, 2010. This was partially offset by the weighted average yield on interest-earning assets decreasing 29 basis points to 4.86% for the three months ended September 30, 2011 compared to 5.15% for the three months ended September 30, 2010.
Interest income on loans increased by $12.2 million, or 12.4%, to $110.9 million for the three months ended September 30, 2011 from $98.7 million for the three months ended September 30, 2010, reflecting a $1.34 billion, or 18.3%, increase in the average balance of net loans to $8.67 billion for the three months ended September 30, 2011 from $7.34 billion for the three months ended September 30, 2010. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $730.1 million and $427.2 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family loans and commercial real estate loans. The growth in the loans was partially offset by a 26 basis point decrease in the average yield on loans to 5.12% for the three months ended September 30, 2011 from 5.38% for the three months ended September 30, 2010, as lower rates on new and refinanced loans reflect the current interest rate environment. In addition, we recorded $323,000 in loan prepayment penalties as interest income for the three months ended September 30, 2011 compared to $957,000 for the three months ended September 30, 2010.
Interest income on all other interest-earning assets, excluding loans, decreased by $1.1 million, or 10.1%, to $9.6 million for the three months ended September 30, 2011 from $10.7 million for the three months ended September 30, 2010. This decrease reflected the weighted average yield on interest-earning assets, excluding loans, decreasing by 61 basis points to 3.06% for the three months ended September 30, 2011 compared to 3.67% for the three months ended September 30,

2010 reflecting this lower interest rate environment. This was partially offset by an $89.2 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.26 billion for the three months ended September 30, 2011 from $1.17 billion for the three months ended September 30, 2010.
Interest Expense. Total interest expense decreased by $2.6 million, or 6.7%, to $36.4 million for the three months ended September 30, 2011 from $39.0 million for the three months ended September 30, 2010. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 39 basis points to 1.63% for the three months ended September 30, 2011 compared to 2.02% for the three months ended September 30, 2010. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.22 billion, or 15.8%, to $8.93 billion for the three months ended September 30, 2011 from $7.71 billion for the three months ended September 30, 2010.
Interest expense on interest-bearing deposits decreased $1.8 million, or 8.1% to $20.1 million for the three months ended September 30, 2011 from $21.9 million for the three months ended September 30, 2010. This decrease is attributed to a 28 basis point decrease in the average cost of interest-bearing deposits to 1.21% for the three months ended September 30, 2011 from 1.49% for the three months ended September 30, 2010 as deposit rates reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $776.0 million, or 13.2% to $6.63 billion for the three months ended September 30, 2011 from $5.86 billion for the three months ended September 30, 2010. The growth of core deposit accounts; savings, checking and money market, represented 78.3%, or $607.9 million of the increase in the average balance of total interest-bearing deposits.
Interest expense on borrowed funds decreased by $836,000, or 4.9%, to $16.3 million for the three months ended September 30, 2011 from $17.1 million for the three months ended September 30, 2010. This decrease is attributed to the average cost of borrowed funds decreasing 86 basis points to 2.84% for the three months ended September 30, 2011 from 3.70% for the three months ended September 30, 2010 as maturing borrowings repriced at lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $443.0 million or 24.0%, to $2.29 billion for the three months ended September 30, 2011 from $1.85 billion for the three months ended September 30, 2010.
Provision for Loan Losses. The provision for loan losses was $20.0 million for the three months ended September 30, 2011 compared to $19.0 million for the three months ended September 30, 2010. Net charge-offs were $10.5 million for the three months ended September 30, 2011 compared to $6.7 million for the three months ended September 30, 2010. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2011 and December 31, 2010.”
Non-interest Income. Total non-interest income decreased by $275,000, or 3.9% to $6.7 million for the three months ended September 30, 2011 from $7.0 million for the three months ended September 30, 2010. The decrease is attributed to a reduction of $1.4 million in the gain on the sale of loans to $2.5 million and a $586,000 impairment charge on loan servicing rights. This decrease was offset by a $1.0 million increase in other non-interest income resulting primarily from the fees associated with the sale of non deposit investment products. In addition, fees and service charges increased $164,000 to $2.4 million. These fees are primarily from fees generated from the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts.

Non-interest Expenses. Total non-interest expenses increased by $6.9 million, or 21.8%, to $38.5 million for the three months ended September 30, 2011 from $31.7 million for the three months ended September 30, 2010. Compensation and fringe benefits increased $4.0 million as a result of staff additions primarily due to the acquisition of Millennium bcpbank deposit franchise and additional staff to support our continued growth. Occupancy expense increased $1.8 million as a result of the costs associated with expanding and enhancing our branch network. Data processing expenses increased $583,000 due to the growth in the number of accounts and branches. Advertising and promotion expenses increased $184,000 as a result of expenses related to the branding of Investors Bank. These increases were partially offset by a $525,000 decrease in our FDIC insurance premium due to the implementation of FDIC assessment regulations finalized in July 2011.
Income Taxes. Income tax expense was $12.4 million for the three months ended September 30, 2011, representing a 38.30% effective tax rate compared to income tax expense of $10.2 million for the three months ended September 30, 2010 representing a 38.22% effective tax rate.
Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010
Net Income. Net income was $57.8 million for the nine months ended September 30, 2011 compared to net income of $45.1 million for the nine months ended September 30, 2010.
Net Interest Income. Net interest income increased by $46.8 million, or 23.7%, to $244.3 million for the nine months ended September 30, 2011 from $197.5 million for the nine months ended September 30, 2010. The increase was primarily due to the average balance of interest earning assets increasing $1.23 billion to $9.56 billion at September 30, 2011 compared to $8.34 billion at September 30, 2010, as well as a 43 basis point decrease in our cost of interest-bearing liabilities to 1.69% for the nine months ended September 30, 2011 from 2.12% for the nine months ended September 30, 2010. These were partially offset by, the average balance of our interest earning liabilities increasing $1.0 billion to $8.59 billion at September 30, 2011 compared to $7.59 billion at September 30, 2010, as well as the yield on our interest-earning assets decreasing 17 basis points to 4.92% for the nine months ended September 30, 2011 from 5.09% for the nine months ended September 30, 2010. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continues to fall. This reduction in our cost of funds has had a positive impact on our net interest margin which improved by 25 basis points from 3.16% for the nine months ended September 30, 2010 to 3.41% for the nine months ended September 30, 2011.
Interest and Dividend Income. Total interest and dividend income increased by $34.5 million, or 10.9%, to $352.9 million for the nine months ended September 30, 2011 from $318.4 million for the nine months ended September 30, 2010. This increase is attributed to the average balance of interest-earning assets increasing $1.23 billion, or 14.7%, to $9.56 billion for the nine months ended September 30, 2011 from $8.34 billion for the nine months ended September 30, 2010. This was partially offset by the weighted average yield on interest-earning assets decreasing 17 basis points to 4.92% for the nine months ended September 30, 2011 compared to 5.09% for the nine months ended September 30, 2010.
Interest income on loans increased by $39.2 million, or 13.8%, to $323.3 million for the nine months ended September 30, 2011 from $284.0 million for the nine months ended September 30,

2010, reflecting a $1.34 billion, or 19.1%, increase in the average balance of net loans to $8.35 billion for the nine months ended September 30, 2011 from $7.01 billion for the nine months ended September 30, 2010. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $666.0 million and $460.3 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio. In addition, we recorded $1.7 million in loan prepayment penalties as interest income for the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010. The growth in the loan portfolio was partially offset by a 24 basis point decrease in the average yield on loans to 5.16% for the nine months ended September 30, 2011 from 5.40% for the nine months ended September 30, 2010.
Interest income on all other interest-earning assets, excluding loans, decreased by $4.7 million, or 13.6%, to $29.7 million for the nine months ended September 30, 2011 from $34.3 million for the nine months ended September 30, 2010. This decrease reflected a $114.2 million decrease in the average balance of all other interest-earning assets, excluding loans, to $1.21 billion for the nine months ended September 30, 2011 from $1.33 billion for the nine months ended September 30, 2010. In addition, the weighted average yield on interest-earning assets, excluding loans, decreased by 18 basis points to 3.26% for the nine months ended September 30, 2011 compared to 3.44% for the nine months ended September 30, 2010 reflecting the lower interest rate environment.
Interest Expense. Total interest expense decreased by $12.3 million, or 10.1%, to $108.6 million for the nine months ended September 30, 2011 from $120.8 million for the nine months ended September 30, 2010. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 43 basis points to 1.69% for the nine months ended September 30, 2011 compared to 2.12% for the nine months ended September 30, 2010. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.0 billion, or 13.2%, to $8.59 billion for the nine months ended September 30, 2011 from $7.59 billion for the nine months ended September 30, 2010.
Interest expense on interest-bearing deposits decreased $8.6 million, or 12.6% to $59.9 million for the nine months ended September 30, 2011 from $68.5 million for the nine months ended September 30, 2010. This decrease is attributed to a 35 basis point decrease in the average cost of interest-bearing deposits to 1.23% for the nine months ended September 30, 2011 from 1.58% for the nine months ended September 30, 2010 as deposit rates reflect the current interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $739.0 million, or 12.8% to $6.52 billion for the nine months ended September 30, 2011 from $5.78 billion for the nine months ended September 30, 2010. The growth of core deposit accounts- savings, checking and money market, represented 84.4%, or $623.9 million of the increase in the average balance of total interest-bearing deposits.
Interest expense on borrowed funds decreased by $3.6 million, or 7.0%, to $48.7 million for the nine months ended September 30, 2011 from $52.3 million for the nine months ended September 30, 2010. This decrease is attributed to the average cost of borrowed funds decreasing 73 basis points to 3.13% for the nine months ended September 30, 2011 from 3.86% for the nine months ended September 30, 2010 as maturing borrowings repriced at lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $264.2 million or 14.6%, to $2.07 billion for the nine months ended September 30, 2011 from $1.81 billion for the nine months ended September 30, 2010.

Provision for Loan Losses. The provision for loan losses was $55.5 million for the nine months ended September 30, 2011 compared to $47.5 million for the nine months ended September 30, 2010. Net charge-offs were $29.9 million for the nine months ended September 30, 2011 compared to $17.9 million for the nine months ended September 30, 2010. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2011 and December 31, 2010.”
Non-interest Income. Total non-interest income increased by $3.7 million, or 24.5% to $18.8 million for the nine months ended September 30, 2011 from $15.1 million for the nine months ended September 30, 2010. The increase is attributed to a $3.6 million increase in fees and service charges to $9.1 million for the nine months ended September 30, 2011. These fees are primarily from the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts. In addition, there was an increase of $1.0 million in other non-interest income to $1.3 million for the nine months ended September 30, 2011, of which $644,000 was from fees associated with the sale of non deposit investment products. Income on bank owned life insurance also increased by $533,000. These increases were partially offset by a $998,000 reduction in gain on the sales of loans, a $624,000 impairment on loan servicing rights and a $346,000 net loss on the sale of $58.7 million of mortgage backed securities.
Non-interest Expenses. Total non-interest expenses increased by $23.2 million, or 25.0%, to $116.1 million for the nine months ended September 30, 2011 from $92.9 million for the nine months ended September 30, 2010. Compensation and fringe benefits increased $12.1 million as a result of staff additions primarily from the acquisition of Millennium bcpbank deposit franchise and additional staff to support our continued growth, as well as normal merit increases. Occupancy expense increased $6.9 million as a result of the costs associated with expanding and enhancing our branch network, and increased costs due to the improvements. Data processing expenses increased $1.7 million primarily due to the growth in the number of accounts and branches. Advertising and promotion expenses increased $603,000 as a result of expenses related to the branding of Investors Bank. In addition, other non-interest expense increased $2.1 million as a result of the amortization of deposit premiums increasing $627,000.
Income Taxes. Income tax expense was $33.7 million for the nine months ended September 30, 2011, representing a 36.85% effective tax rate compared to income tax expense of $27.1 million for the nine months ended September 30, 2010 representing a 37.52% effective tax rate.
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
At September 30, 2011 the Company had overnight borrowings outstanding with FHLB of $166.5 million compared to $231.0 million at December 31, 2010. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.24 billion at September 30, 2011, an increase from $1.83 billion at December 31, 2010.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2011, outstanding commitments to originate loans totaled $419.7 million; outstanding unused lines of credit totaled $402.7 million; standby letters of credit totaled $10.9 million and outstanding commitments to sell loans totaled $91.2 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $2.44 billion at September 30, 2011. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly—held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the nine month period ended September 30, 2011, the Company repurchased 1,876,601 shares of its common stock. Under the current share repurchase program, 2,785,766 shares remain available for repurchase. At September 30, 2011, a total of 15,501,426 shares have been purchased under Board authorized share repurchase programs, of which 2,248,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of September 30, 2011 the Bank exceeded all regulatory capital requirements as follows:

	As of September 30, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total capital (to risk-weighted assets)	$936,714	13.0%	577,679	8.0%
Tier I capital (to risk-weighted assets)	846,128	11.7	288,840	4.0
Tier I capital (to average assets)	846,128	8.2	410,768	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2011:

		Less than	One-Two	Two-Three	More than
Contractual Obligations	Total	One Year	Years	Years	Three Years
			(in thousands)
Debt obligations (excluding capitalized leases)	$2,241,993	641,993	305,000	120,000	1,175,000
Commitments to originate and purchase loans	$419,666	419,666	—	—	—
Commitments to sell loans	$91,200	91,200	—	—	—
Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $230.0 million of the borrowings are callable at the option of the lender.
Additionally, at September 30, 2011, the Company’s commitments to fund unused lines of credit totaled $402.7 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of September 30, 2011 have not changed significantly from December 31, 2010.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2011 the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1),(2)			Net Interest Income (3)
Change in					Increase (Decrease) in
Interest		Estimated Increase		Estimated	Estimated Net Interest
Rates (basis	Estimated	(Decrease)		Net Interest	Income
points)	NPV	Amount	Percent	Income	Amount	Percent
			(Dollars in thousands)
+200bp	$734,748	$(236,486)	(24.4)%	$324,996	$(21,777)	(6.3)%
0bp	$971,234	—	—	$346,773	—	—
-100bp	$948,506	$(22,728)	(2.3)%	$354,736	$7,962	2.3%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at September 30, 2011 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 24.4% decrease in NPV and an $21.8 million or 6.3% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 2.3% decrease in NPV and a $8.0 million or 2.3% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
As mentioned above, we retain two nationally recognized firms to compute our quarterly interest rate risk reports. Although we are confident of the accuracy of the results, certain shortcomings are inherent in any methodology used in the above interest rate risk measurements. Modeling changes in NPV and net interest income require certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The NPV and net interest income table presented above assumes the composition of our interest-rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and, accordingly, the data do not reflect any actions we may take in response to changes in interest rates. The table also assumes a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or the repricing characteristics of specific assets and liabilities. Accordingly, although the NPV and net interest income table provide an indication of our sensitivity to interest rate changes at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on our NPV, and net interest income.
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
On August 24, 2011, Joseph Underwood, a shareholder of Brooklyn Federal Bancorp, Inc. (the “Lead Plaintiff”) filed a purported class action lawsuit in the Supreme Court of the State of New York, County of Kings against Brooklyn Federal Bancorp, Inc. (“Brooklyn Bancorp”), BFS Bancorp, MHC (“Brooklyn MHC”), Brooklyn Federal Savings Bank, and their respective directors, and Investors Bancorp, Inc. (“Investors Bancorp”), Investors Bancorp, MHC and Investors Bank, formerly Investors Savings Bank, (the “Lawsuit”). The Lawsuit alleges, among other things, that Brooklyn Bancorp’s directors breached their fiduciary duties and obligations to the public shareholders of Brooklyn Bancorp and that Investors Bancorp participated, aided and abetted in such alleged breaches by failing to obtain the highest available value for Brooklyn Bancorp and to take steps to maximize its value when facilitating its acquisition by entering the Merger Agreement. The Lawsuit seeks, among other things, an injunction against Brooklyn Bancorp, Brooklyn MHC and the other defendants from consummating the Mergers, rescissory and compensatory damages and attorneys’ fees. The parties to the Lawsuit began settlement discussions shortly after receiving notice of the existence of the Lawsuit.
After due consideration and analysis, Investors Bancorp, without admitting any liability or wrongdoing, and in exchange for a release and settlement of all claims asserted or claims that could have been asserted by the Shareholders in the Lawsuit, has agreed to make an additional payment to the public shareholders of Brooklyn Bancorp of $0.07 per share, provided that such shareholders do not opt out of the settlement and Lawsuit. The agreement by and between counsel for the Lead Plaintiff, Investors Bancorp and the other co-defendants to the Lawsuit was memorialized on October 28, 2011 in a certain Memorandum of Understanding. The settlement is subject to Court approval and other certain conditions.
Item 1A. Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except as disclosed below.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during quarter ended September 30, 2011 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs (1)
July 1, 2011 through July 31, 2011	330,600	$13.82	330,600	3,696,566
August 1, 2011 through August 31, 2011	447,800	13.52	447,800	3,248,766
September 1, 2011 through September 30, 2011	463,000	13.08	463,000	2,785,766

Total	1,241,400	$13.44	1,241,400

(1)	On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,785,766 shares yet to be purchased as of September 30, 2011.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Reserved]
Item 5. Other Information
Not applicable
Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Bank Director Retirement Plan*

10.4	Investors Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

10.11	Definitive Agreement and Plan of Merger by and among Investors Bancorp and Brooklyn Federal Bancorp, Inc.*****

14	Code of Ethics******

21	Subsidiaries of Registrant*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. *******

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.

***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.

*****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on August 17, 2011.

******	Available on our website www.myinvestorsbank.com

*******	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Investors Bancorp, Inc.
Dated: November 9, 2011	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2011	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)