Form 10-K
period 2011-12-31
Investors Bancorp Inc
filed 2012-02-28
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of February 21, 2012, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 111,485,634 shares outstanding, of which 65,396,235 shares, or 58.7%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the NASDAQ Global Select Market, was approximately $679.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.

2011 ANNUAL REPORT ON FORM 10-K

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

As used in this Form 10-K, “we,” “us” and “our” refer to Investors Bancorp, Inc. and its consolidated subsidiaries, principally Investors Bank.

PART I

ITEM 1.	BUSINESS

Investors Bancorp, Inc.

Investors Bancorp, Inc. (the “Company”) is a Delaware corporation that was organized on January 21, 1997 for the purpose of being a holding company for Investors Bank (the “Bank”), a New Jersey chartered savings bank. On October 11, 2005, the Company completed its initial public stock offering in which it sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by the Investors Bank Employee Stock Ownership Plan (the “ESOP”). Upon completion of the initial public offering, Investors Bancorp, MHC (the “MHC”), the Company’s New Jersey chartered mutual holding company parent, held 63,099,781 shares, or 54.27% of the Company’s outstanding common stock. Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to the Investors Bank Charitable Foundation.

Since the formation of the Company in 1997, our primary business has been that of holding the common stock of the Bank and additionally since our stock offering, a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies.

Our cash flow depends on dividends received from Investors Bank. Investors Bancorp, Inc. neither owns nor leases any property, but instead uses the premises, equipment and furniture of Investors Bank. At the present time, we employ as officers only certain persons who are also officers of Investors Bank and we use the support staff of Investors Bank from time to time. These persons are not separately compensated by Investors Bancorp, Inc. Investors Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

On October 15, 2010, the Company completed its acquisition of Millennium bcpbank (“Millennium”) deposit franchise. In this transaction the Company acquired approximately $600.0 million of deposits and seventeen branches in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. In addition, the Company purchased a portion of Millennium’s performing loan portfolio and entered into a loan servicing agreement to service those loans it did not purchase. The Company recorded a bargain purchase gain of $1.8 million in connection with the purchase of the Millennium deposit franchise and servicing of their loan portfolio. On May 6, 2011 the Company sold the Millennium branch locations in Massachusetts to Admirals Bank, headquartered in Cranston, Rhode Island which resulted in a gain of $72,000.

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

Subsequent to December 31, 2011, the Company completed the acquisition of Brooklyn Federal Bancorp.Inc. Brooklyn Federal Bancorp, Inc., BFS Bancorp, MHC and Brooklyn Federal Savings Bank, were merged with and into Investors Bancorp, Inc., Investors Bancorp, MHC and Investors Bank, respectively, on January 6, 2012. Brooklyn Federal had $440 million in assets, $381 million in deposits and five full-service branches in Brooklyn and Long Island. In a separate transaction, Investors Bancorp, Inc. sold most of Brooklyn Federal Bancorp, Inc.’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012. As these transactions took place in January 2012, they are not reflected in the balance sheet or results of operation for the periods presented in this document.

Investors Bank

General

Investors Bank, formerly Investors Savings Bank, is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank. In September 2011 we launched our new name, logo and brand identity which reflects our continued evolution to a full service community bank and our financial commitment to the communities we serve throughout New Jersey and New York. We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey, and 81 branch offices located throughout northern and central New Jersey and New York. The telephone number at our main office is (973) 924-5100. At December 31, 2011, our assets totaled $10.70 billion and our deposits totaled $7.36 billion.

We are in the business of attracting deposits from the public through our branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. We originate mortgage loans secured by one- to four-family residential real estate loans, multi-family loans, commercial real estate loans, construction loans, commercial and industrial loans and consumer loans, the majority of which are home equity loans and home equity lines of credit. Securities, primarily U.S. Government and Federal Agency obligations, mortgage-backed and other securities represented 11.9% of our assets at December 31, 2011. We offer a variety of deposit accounts and emphasize quality customer service. Investors Bank is subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation and we are subject to regulations as a bank holding company by the Federal Reserve Board.

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

Market Area

We are headquartered in Short Hills, New Jersey, and our primary deposit gathering area had been concentrated in the communities surrounding our headquarters and our branch offices located in the communities of Bergen, Essex, Hudson, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey. In 2010, we entered the New York market with the opening of our New York City lending office and the acquisition of the Millennium branches. During 2011, we continued to expand our retail operations and geographic footprint by opening a de novo branch in Brooklyn and entering into a definitive agreement to purchase Brooklyn Federal Bancorp, Inc. That acquisition was completed on January 6, 2012 and added an additional 5 branches in the New York market. Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey and 6 counties in New York. It is largely urban and suburban with a broad economic base as is typical for counties in and surrounding the New York metropolitan area. The market we operate in is considered one of the most attractive banking markets in the United States.

Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2016. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties represent some of the most densely populated counties. All of the counties we serve have a strong mature market with median household incomes greater than $47,000. The household incomes in the counties we serve are all expected to increase in a range from 8.54% to 21.25% through 2016. The December 2011 unemployment rates for New Jersey and New York were, 8.7% and 8.0%, respectively, while the national rate was 8.5%.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2011, the latest date for which statistics are available, our market share of deposits was 2.7% of total deposits in the State of New Jersey.

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

Lending Activities

Our loan portfolio is comprised primarily of residential real estate loans, multifamily loans, commercial loans, construction loans, commercial and industrial loans and consumer and other loans. In recent years we have focused on growing our commercial real estate portfolio. Residential mortgage loans represented $5.03 billion, or 56.6% of our total loans at December 31, 2011 compared to $3.18 billion, or 88.1% of our total loans at June 30, 2007. At December 31, 2011, multi-family loans totaled $1.82 billion, or 20.4% of our total loan portfolio, commercial real estate totaled $1.42 billion, or 16.0% of our total loan portfolio, construction loans totaled $277.6 million, or 3.1% of our total loan portfolio, and commercial and industrial loans totaled $106.3 million or 1.2% of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At December 31, 2011, consumer loans totaled $242.2 million or 2.7% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated.

	December 31,						June 30,
	2011		2010		2009		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands )
Residential mortgage loans:
One- to four-family	$5,018,806	56.42%	$4,922,901	61.58%	$4,756,042	71.50%	$4,690,335	76.00%	$3,989,334	85.54%	$3,159,484	87.51%
FHA	15,355	0.17	16,343	0.2	17,514	0.26	18,564	0.3	20,229	0.43	22,624	0.63

Total residential mortgage loans	5,034,161	56.59	4,939,244	61.78	4,773,556	71.76	4,708,899	76.3	4,009,563	85.97	3,182,108	88.14

Multi-family	1,816,118	20.42	1,161,874	14.53	612,743	9.21	482,783	7.82	82,711	1.77	40,066	1.11
Commercial	1,418,636	15.95	1,225,256	15.33	730,012	10.97	433,204	7.02	142,396	3.06	69,282	1.92
Construction loans	277,625	3.12	347,825	4.35	334,480	5.03	346,967	5.62	260,177	5.58	153,420	4.25
Commercial and industrial loans	106,299	1.20	60,903	0.76	23,159	0.35	15,665	0.25	47	—	—	—
Consumer and other loans:
Home equity loans	121,134	1.36	147,540	1.84	104,864	1.58	119,193	1.93	139,587	2.99	139,524	3.86
Home equity credit lines	117,445	1.32	108,356	1.36	70,341	1.06	61,664	1.00	27,270	0.59	23,927	0.66
Other	3,648	0.04	3,861	0.05	2,972	0.04	3,341	0.06	1,962	0.04	1,993	0.06

Total consumer and other loans	242,227	2.72	259,757	3.25	178,177	2.68	184,198	2.99	168,819	3.62	165,444	4.58

Total loans	$8,895,066	100.00%	$7,994,859	100.00%	$6,652,127	100.00%	$6,171,716	100.00%	$4,663,713	100.00%	$3,610,320	100.00%

Premiums on purchased loans, net	29,927		22,021		22,958		21,313		22,622		23,587
Deferred loan fees, net	(13,540)		(8,244)		(4,574)		(3,252)		(2,620)		(1,958)
Allowance for loan losses	(117,242)		(90,931)		(55,052)		(46,608)		(13,565)		(6,951)

Net loans	$8,794,211		$7,917,705		$6,615,459		$6,143,169		$4,670,150		$3,624,998

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Overdraft loans are reported as being due in one year or less.

	At December 31, 2011
	Residential Mortgage	Multi-Family	Commercial Real Estate	Construction Loans	Commercial and Industrial loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$9,995	22,805	15,507	203,195	44,739	2,092	298,332
After one year:
One to three years	7,332	128,066	240,644	72,142	8,607	8,562	465,353
Three to five years	6,037	244,319	151,473	2,288	20,709	14,708	439,534
Five to ten years	191,214	1,210,295	861,064	—	25,815	70,734	2,359,122
Ten to twenty years	9,400	28,697	2,625	—	6,429	727	47,878
Over twenty years	4,810,183	181,936	147,323	—	—	145,404	5,284,847

Total due after one year	5,024,166	1,793,313	1,403,129	74,430	61,560	240,135	8,596,733

Total loans	$5,034,161	$1,816,118	$1,418,636	$277,625	$106,299	$242,227	8,895,066

Premiums on purchased loans, net							29,927
Deferred loan fees, net							(13,540)
Allowance for loan losses							(117,242)

Net loans							$8,794,211

The following table sets forth fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$3,063,425	1,960,741	5,024,166
Multi-family loans	937,226	856,087	1,793,313
Commercial real estate loans	905,070	498,059	1,403,129
Construction loans	6,150	68,280	74,430
Commercial and industrial loans	46,017	15,543	61,560
Consumer and other loans:
Home equity loans	120,554	—	120,554
Home equity credit lines	—	116,057	116,057
Other	—	3,524	3,524

Total consumer and other loans	120,554	119,581	240,135

Total loans	$5,078,442	$3,518,291	$8,596,733

Residential Mortgage Loans. One of our primary lending activities has been originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At December 31, 2011, $5.03 billion, or 56.6%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. In addition, we purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors.

Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $750,000. Loans over $750,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95% or 97% for programs to low or moderate-income borrowers. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At December 31, 2011, we held $3.07 billion in fixed-rate residential mortgage loans which represented 61.0% of our residential mortgage loan portfolio.

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

Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At December 31, 2011, we held $1.96 billion of adjustable-rate residential mortgage loans, of which $478.4 million were interest-only one-to four-family mortgages. Adjustable-rate residential mortgage loans represented 39.0% of our residential mortgage loan portfolio.

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

Multi-family and Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we offer mortgages on multi-family and commercial real estate properties. At December 31, 2011, $1.82 billion, or 20.4%, of our total loan portfolio was multi-family and $1.42 billion or 15.6% of our total loan portfolio was commercial real estate loans. Our policy generally has been to originate multi-family and commercial real estate loans in New Jersey, New York and surrounding states. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. The multi-family and commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans and 75% for multi-family loans. At December 31, 2011, our largest commercial real estate loan was $30.0 million and is on an industrial building in New Jersey. Our largest multi-family loan was $30.3 million and is on nine apartment buildings in New Jersey.

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

Construction Loans. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. At December 31, 2011, we held $277.6 million in construction loans representing 3.1% of our total loan portfolio. Construction loans are originated through our commercial lending department. If the loan applicant meets our criteria, we issue a letter of intent listing the terms and conditions of any potential loan. Primarily we offer adjustable-rate residential construction loans which can be structured with an option for permanent mortgage financing once the construction is completed. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.

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

At December 31, 2011, the Bank’s largest construction loan was a $34.0 million note on an apartment-rental project in New Jersey. The loan had an outstanding balance at December 31, 2011 of $15.6 million and was performing in accordance with contractual terms.

Commercial and Industrial Loans. We offer commercial and industrial loans. These loans include term loans, lines of credit and owner occupied commercial real estate loans. These loans are generally secured by real estate or business assets and include personal guarantees. The loan to value limit is 75% and businesses will typically have at least a 2 year history. At December 31, 2011, $106.3 million, or 1.2%, of our loan portfolio consisted of these types of loans.

Consumer Loans. We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences located in New Jersey and New York. At December 31, 2011, consumer loans totaled $242.2 million or 2.7% of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to a maximum of 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.

The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Year Ended December 31,			Six Months Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
	(In thousands)
Loan originations and purchases:
Loan originations:
Residential mortgage loans:
One- to four-family	$767,241	800,497	548,880	359,118	407,381
FHA	—	—	—	—	244

Total residential mortgage loans	767,241	800,497	548,880	359,118	407,625
Multi-family	846,685	487,933	247,388	148,386	145,521
Commercial real estate	308,245	412,623	439,531	301,603	221,964
Construction loans	120,773	214,437	94,342	56,275	127,631
Commercial and industrial	104,120	59,636	21,579	14,637	9,961
Consumer and other loans:
Home equity loans	14,399	12,921	10,941	6,251	14,562
Home equity credit lines	64,630	59,731	46,064	26,018	32,190
Other	15,314	15,168	3,849	2,012	3,698

Total consumer and other loans	94,343	87,820	60,854	34,281	50,450

Total loan originations	$2,241,407	2,062,946	1,412,574	914,300	963,152

Loan purchases:
Residential mortgage loans:
One- to four-family	$710,880	862,311	794,989	452,295	1,063,616
FHA	—	—	—	—	274
Commercial real estate	—	120,546	—	—	—
Multi-family	—	—	100,000	—	200,914
Consumer and other loans:
Home equity loans	—	69,044	—	—	—
Home equity credit lines	—	18,302	—	—	—
Other	—	—	—	—	—

Total consumer and other loans	—	87,346	—	—	—

Total loan purchases	710,880	1,070,203	894,989	452,295	1,264,804

Loans sold and principal repayments	(2,042,461)	(1,786,658)	(1,743,647)	(882,200)	(1,190,114)

Other items, net(1)	(33,319)	(44,245)	(37,417)	(12,105)	(35,598)
Net loans acquired in acquisition	—	—	470,775	—	470,775

Net increase in loan portfolio	$876,507	1,302,246	997,274	472,290	1,473,019

(1)	Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs and discounts and premiums.

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

All commercial real estate, multi-family and construction loan requests or total credit relationships in an amount up to $3,000,000 may be approved by the Chief Lending Officer. All commercial real estate loan requests or total credit relationships in excess of $3,000,000 and up to $5,000,000 must be approved by any two of the following — the Chief Lending Officer and the Chief Operating Officer or the Chief Executive Officer. All loan requests or total credit relationships in excess of $5,000,000 must be approved by the Commercial Loan Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Executive Vice President-Retail Banking and the Senior Vice President- Lending.

All business loans in an amount up to $1,500,000 must be approved by the Senior Vice President- Business Lending, Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests or total credit relationships in excess of $1,500,000 and up to $3,000,000 must be approved by the Vice President- Business Lending and the Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests or total credit relationships in excess of $3,000,000 and up to $5,000,000 must be approved by the Vice President- Business Lending and two of the following — Chief Lending Officer and the Chief Operating Officer or the Chief Executive Officer. All loan requests or total credit relationships in excess of $5,000,000 must be approved the Commercial Loan Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Executive Vice President-Retail Banking and the Senior Vice President- Lending.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2011, the regulatory lending limit was $132.4 million. The Bank’s internal policy limit is $70.0 million, with the option to exceed that limit with the Board of Directors’ approval, on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2011, the Bank’s largest relationship with an individual borrower and its related entities was $68.0 million, consisting of a multi-family loan, a construction loan on an apartment rental project and a commercial line of credit on properties located in the State of New Jersey. The relationship was approved by the Board of Directors and was performing in accordance with contractual terms as of December 31, 2011.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Residential mortgage loans:
One- to four-family	27	9,748	268	$78,328	295	$88,076
FHA	1	99	22	2,704	23	2,803

Total residential mortgage loans	28	9,847	290	81,032	318	90,879
Multi-family	4	6,180	—	—	4	6,180
Commercial real estate	—	—	1	73	1	73
Construction loans	1	8,068	12	40,362	13	48,430
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	2	169	8	556	10	725
Home equity credit lines	—	—	6	434	6	434
Other	3	4	11	19	14	23

Total consumer and other loans	5	173	25	1,009	30	1,182

Total	38	$24,268	328	122,476	366	146,744

At December 31, 2010
Residential mortgage loans:
One- to four-family	33	$11,664	220	$70,389	253	$82,053
FHA	2	226	23	3261	25	3,487

Total residential mortgage loans	35	11,890	243	73,650	278	85,540
Multi-family	3	12,898	3	2,748	6	15,646
Commercial real estate	1	502	8	3899	9	4,401
Construction loans	1	7,850	26	82,735	27	90,585
Commercial and industrial	2	640	5	1829	7	2,469
Consumer and other loans:
Home equity loans	3	8	11	507	14	515
Home equity credit lines	1	188	3	518	4	706
Other	—	—	6	8	6	8

Total consumer and other loans	4	196	20	1033	24	1,229

Total	46	$33,976	305	$165,894	351	$199,870

At December 31, 2009
Residential mortgage loans:
One- to four-family	47	$13,273	143	$47,582	190	$60,855
FHA	4	384	19	2507	23	2,891

Total residential mortgage loans	51	13,657	162	50,089	213	63,746
Multi-family	—	—	4	553	4	553
Commercial real estate	—	—	10	3417	10	3,417
Construction loans	3	19,056	21	53,468	24	72,524
Commercial and industrial	3	734	—	—	3	734
Consumer and other loans:
Home equity loans	—	—	4	81	4	81
Home equity credit lines	5	191	11	1074	16	1,265
Other	7	7	8	11	15	18

Total consumer and other loans	12	198	23	1166	35	1,364

Total	69	$33,645	220	$108,693	289	$142,338

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2009
Residential mortgage loans:
One- to four-family	30	$8,165	82	$27,837	112	$36,002
FHA	6	721	15	1904	21	2,625

Total residential mortgage loans	36	8,886	97	29,741	133	38,627
Multi-family	1	181	6	20,074	7	20,255
Commercial real estate	3	784	6	2820	9	3,604
Construction loans	3	11,263	17	58,550	20	69,813
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans:
Home equity loans	1	2	2	60	3	62
Home equity credit lines	4	659	3	150	7	809
Other	4	4	10	15	14	19

Total consumer and other loans	9	665	15	225	24	890

Total	52	$21,779	141	$111,410	193	$133,189

Non-Performing Assets. Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. We did not have any mortgage loans delinquent 90 days or more and still accruing interest at December 31, 2011. At December 31, 2011, we had REO of $3.1 million consisting of thirteen properties. Non-accrual loans decreased $23.7 million to $142.2 million at December 31, 2011, from $165.9 million at December 31, 2010. During 2011, the Company elected to sell twenty-three non-accrual commercial real estate loans on a bulk basis for $10.0 million. Although we have resolved a number of non-performing loans, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact our non-accrual loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the continued decline in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-performing loans to total loans decreased to 1.72% at December 31, 2011, from 2.08% at December 31, 2010. Our ratio of non-performing assets to total assets decreased to 1.48% at December 31, 2011, from 1.74% at December 31, 2010. The allowance for loan losses as a percentage of total non-performing loans increased to 76.79% at December 31, 2011, from 54.81% at December 31, 2010. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	December 31,	December 31,	December 31,	June 30,
	2011(1)	2010	2009(2)	2009(3)	2008(4)	2007
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans:
One- to four-family	$80,901	$70,389	$47,582	$27,837	$5,060	$2,220
FHA	3,155	3,261	2,507	1,904	1,631	1,300

Total residential mortgage loans	84,056	73,650	50,089	29,741	6,691	3,520
Multi-family and commercial loans	73	6,647	3,970	22,894	1,600	452
Construction loans	57,070	82,735	64,968	68,826	10,960	1,146
Commercial and industrial loans	—	1,829	—	—	—	—
Consumer and other loans:
Home equity loans	556	507	81	60	88	28
Home equity credit lines	434	518	1,074	150	30	—
Other	19	8	11	15	2	3

Total consumer and other loans	1,009	1,033	1,166	225	120	31

Total non-accrual loans	142,208	165,894	120,193	121,686	19,371	5,149
Real estate owned	3,081	976	—	—	—	—

Total non-performing assets	$145,289	$166,870	$120,193	$121,686	$19,371	$5,149

Performing troubled debt restructurings	10,465	4,822	—	—	—	—
Total non-accrual loans to total loans	1.60%	2.08%	1.81%	1.97%	0.42%	0.14%
Total non-performing assets to total assets	1.48%	1.74%	1.44%	1.50%	0.30%	0.09%

(1)	An $8.1 million construction loan that was 60-89 days delinquent at December 31, 2011 was classified as non-performing. There were also 6 residential troubled debt restructurings totaling $3.0 million and 2 construction troubled debt restructurings totaling $8.6 million that were current as of December 31, 2011 classified as non-accrual.
(2)	An $11.5 million construction loan that was 60-89 days delinquent at December 31, 2009 was classified as non-accrual.
(3)	Two construction loans totaling $10.3 million were 60-89 days delinquent at June 30, 2009 were classified as non-accrual.
(4)	An $11.0 million construction loan that is 60-89 days delinquent at June 30, 2008 is classified as non-accrual.

At December 31, 2011, there were $22.3 million of loans deemed trouble debt restructurings, of which $10.5 million were accruing and $11.8 million were on non-accrual.

For the year ended December 31, 2011, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $10.3 million. We recognized interest income of $3.4 million on such loans for the year ended December 31, 2011.

Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2011, we had REO of $3.1 million consisting of thirteen properties. At December 31, 2010, we had REO of $976,000 consisting of two properties. At December 31, 2009, June 30, 2009, 2008 and 2007, we held no real estate owned.

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

Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial real estate, multi-family and construction loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other loans if management has specific information of a collateral shortfall. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructure. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2011, loans meeting the Company’s definition of an impaired loan totaled $70.7 million. The allowance for loan losses related to loans classified as impaired at December 31, 2011, amounted to $7.4 million. Interest income received during the year ended December 31, 2011 on loans classified as impaired was $1.9 million. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2011 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2008	2007
	(Dollars in thousands)
Allowance balance (beginning of period)	$90,931	55,052	46,608	13,565	6,951	6,369
Provision for loan losses	75,500	66,500	23,425	29,025	6,646	729
Charge-offs:
Residential mortgage loans:
One- to four-family	9,304	6,432	1,587	—	18	—
FHA	—	—	4	14	—	141

Total residential mortgage loans	9,304	6,432	1,591	14	18	141
Multi-family loans	363	829	—	—	—	—
Commercial loans	7,637	98	—	—	—	—
Construction loans	30,548	23,160	13,411	—	—	—
Commercial & industrial loans	1,621	269	—	—	—	—
Consumer and other loans	714	41	23	11	15	10

Total charge-offs	50,187	30,829	15,025	25	33	151

Recoveries:
Residential mortgage loans:
One- to four-family	388	124	—	—	—	—
FHA	—	—	44	—	—	—

Total residential mortgage loans	388	124	44	—	—	—
Multi-family loans	19	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Construction loans	576	83	—	—	—	—
Commercial & industrial loans	13	—	—	—	—	—
Consumer and other loans	2	1	—	—	1	4

Total recoveries	998	208	44	—	1	4

Net charge-offs	(49,189)	(30,621)	(14,981)	(25)	(32)	(147)
Allowance acquired in acquisition	—	—	—	4,043	—	—

Allowance balance (end of period)	$117,242	90,931	55,052	46,608	13,565	6,951

Total loans outstanding	$8,895,066	$7,994,859	$6,652,127	$6,171,716	$4,663,713	$3,610,320
Average loans outstanding	$8,461,031	$7,197,608	$6,370,350	$5,482,009	$4,043,398	$3,305,807
Allowance for loan losses as a percent of total loans outstanding	1.32%	1.14%	0.83%	0.76%	0.29%	0.19%
Net loans charged off as a percent of average loans outstanding	0.58%	0.43%	0.24%	—%	—%	—%
Allowance for loan losses to non-accrual loans	82.44%	54.81%	45.80%	38.30%	70.03%	135.00%

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

	December 31,						June 30,
	2011		2010		2009		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
				(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$32,447	56.59%	$20,489	61.78%	$13,741	71.76%	$10,841	76.30%
Multi-family	13,863	20.42%	10,454	14.53%	3,227	9.21%	1,518	7.82%
Commercial real estate	30,947	15.95%	16,432	15.33%	10,208	10.97%	6,223	7.02%
Construction loans	22,839	3.12%	34,669	4.35%	25,194	5.03%	23,437	5.62%
Commercial and industrial	3,677	1.20%	2,189	0.76%	558	0.35%	351	0.25%
Consumer and other loans	1335	2.72%	866	3.25%	510	2.68%	459	2.99%
Unallocated	12,134		5,832		1,614		3,779

Total allowance	$117,242	100.00%	$90,931	100.00%	$55,052	100.00%	$46,608	100.00%

	June 30,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$4,585	85.97%	$3,444	88.14%
Multi-family and commercial	1,677	4.83%	956	3.03%
Construction loans	4,836	5.58%	1,896	4.25%
Consumer and other loans	254	3.62%	247	4.58%
Unallocated	2,213		408

Total allowance	$13,565	100.00%	$6,951	100.00%

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

At December 31, 2011, our securities portfolio totaled $1.27 billion representing 11.9% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2011, $287.7 million of our securities were classified as held-to-maturity and reported at amortized cost and $983.7 million were classified as available-for-sale and reported at fair value.

Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2011, agency-issued mortgage-backed securities including CMOs, totaled $1.19 billion, or 93.6%, of our total securities portfolio.

Mortgage-backed pass through securities are created by pooling mortgages and issuing a security with an interest rate less than the interest rate on the underlying mortgages. Mortgage-backed pass through securities represent a participation interest in a pool of single-family or multi-family mortgages. As loan payments are made by the borrowers, the principal and interest portion of the payment is passed through to the investor as received. CMOs are also backed by mortgages; however, they differ from mortgage-backed pass through securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments which depends on the proposed average life for each class is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a payment analysis before purchasing these securities. We primarily invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to four years with no change in market interest rates. The issuers of such securities, as noted above, pool and sell participation interests in security form to investors such as Investors Bank and guarantee the payment of principal and interest. Mortgage-backed securities and CMOs generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.

Mortgage-backed securities present a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments that can change the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the fair value of such securities may be adversely affected by changes in interest rates.

Our mortgage-backed securities portfolio had a weighted average yield of 3.6% at December 31, 2011. The estimated fair value of our mortgage-backed securities at December 31, 2011 was $1.24 billion, which is $28.9 million greater than the amortized cost of $1.21 billion.

We also invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set forth in the investment policy of the Company at the time of purchase. At December 31, 2011, the significant portion of the portfolio was comprised of 15 non-agency mortgage-backed securities with an amortized cost of $34.9 million and an estimated fair value of $35.5 million. These securities were originated in the period 2002-2003 and all are performing in accordance with contractual terms. Management determined that no additional other-than-temporary impairment existed as of December 31, 2011.

Corporate and Other Debt Securities. Our corporate and other debt securities portfolio consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks (80.6%) and to a lesser extent insurance companies (17.5%) and real estate investment trusts (1.9%). The interest rates on these securities reset quarterly in relation to the 3 month Libor rate. These securities have been classified in the held to maturity portfolio since their purchase and the Company has no intent to sell these securities until maturity.

At December 31, 2011, the portfolio consisted of 33 securities with an amortized cost of $25.5 million and a fair value of $36.7 million and are all rated below investment grade. For December 31, 2011, we engaged an independent valuation firm to value our TruPS portfolio and prepare our other-than temporary impairment, or OTTI, analysis. The valuation firm assisted us in evaluating the credit and performance for each remaining issuer to derive probabilities and assumptions for default, recovery and prepayment/amortization for the expected cashflows for each security. At December 31, 2011, management deemed that there was no deterioration in projected discounted cashflows since the prior period for each of its TruPS and did not recognize an OTTI charge for the year ended December 31, 2011. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.

At December 31, 2008, we recorded a pre-tax $156.7 million OTTI charge to reduce the carrying amount of our investment in pooled trust preferred securities to the securities’ fair values totaling $20.7 million. The decision to recognize the OTTI charge was based on the severity of the decline in the fair values of these securities at that time and the unlikelihood of any near-term market value recovery. The significant decline in the fair value occurred primarily as a result of deteriorating national economic conditions, rapidly increasing amounts of non-accrual and delinquent loans at some of the underlying issuing banks, and credit rating downgrades by Moody’s.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments — Debt and Equity Securities,” on April 1, 2009. Under this guidance, the difference between the present value of the cash flows expected to be collected and the amortized cost basis is deemed to be the credit loss. The present value of the expected cash flows is calculated based on the contractual terms of each security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. The guidance also required management to determine the amount of any previously recorded OTTI charges on the TruPS that were related to credit and all other non-credit factors. In accordance with ASC 320, management considered the deteriorating financial condition of the U.S. banking sector, the credit rating downgrades, the accelerating pace of banks deferring or defaulting on their trust preferred debt, and the increasing amounts of non-accrual and delinquent loans at the underlying issuing banks. The aforementioned analysis was incorporated into the present value of the cash flows expected to be collected for each of these securities and management determined that $35.6 million of the previously recorded pre-tax OTTI charge was due to other non-credit factors and, in accordance with ASC 320, the Company recognized a cumulative effect of initially applying ASC 320 as a $21.1 million after-tax adjustment to retained earnings with a corresponding adjustment to AOCI. At June 30, 2009, the Company recorded an additional $1.3 million pre-tax credit related OTTI charge on these securities.

We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. The Company will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Government Sponsored Enterprises. At December 31, 2011, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $174,000 representing less than 0.1% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio, we hold for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.

Marketable Equity Securities. At December 31, 2011, we had $1.9 million in equity securities representing 0.2% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated.

	At December 31,						At June 30,
	2011		2010		2009		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
				(In thousands)
Available-for-sale:
Equity securities	$1,941	1,965	2,025	2,232	1,832	2,053	1,583	1,598
GSE debt securities	—	—	—	—	25,013	25,039	30,051	30,079
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	389,295	395,482	248,403	248,335	206,877	209,522	151,450	152,718
Federal National Mortgage Association	557,746	567,918	306,745	308,957	158,678	160,427	94,967	96,617
Government National Mortgage Association	7,212	7,313	9,202	9,445	10,504	10,450	275	300
Non-agency securities	10,782	11,037	34,640	33,764	67,290	63,752	80,523	73,704

Total mortgage-backed securities available for sale	965,035	981,750	598,990	600,501	443,349	444,151	327,215	323,339

Total securities available-for-sale	$966,976	983,715	601,015	602,733	470,194	471,243	358,849	355,016

Held-to-maturity:
Debt securities:
Government Sponsored Enterprises	$174	175	15,200	15,446	15,226	15,956	18,238	19,161
Municipal bonds	18,001	18,847	13,951	13,907	10,259	10,451	10,420	10,624
Corporate and other debt securities	25,511	36,707	23,552	41,289	21,411	37,809	20,727	20,129

	43,686	55,729	52,703	70,642	46,896	64,216	49,385	49,914

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	112,540	117,396	210,544	218,230	358,998	369,404	429,969	440,088
Government National Mortgage Association	1,382	1,585	3,243	3,530	3,880	4,157	4,269	4,617
Federal National Mortgage Association	103,823	110,586	166,251	175,456	236,109	245,353	278,272	286,820
Federal housing authorities	2,077	2,137	2,324	2,476	2,549	2,780	2,654	2,908
Non-agency securities	24,163	24,426	43,471	43,889	69,009	67,495	81,494	76,955

Total mortgage-backed securities held-to-maturity	243,985	256,130	425,833	443,581	670,545	689,189	796,658	811,388

Total securities held-to-maturity	$287,671	311,859	478,536	514,233	717,441	753,405	846,043	861,302

Total securities	$1,254,647	1,295,574	1,079,551	1,116,956	1,187,635	1,224,648	1,204,892	1,216,318

At December 31, 2011, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—%	$—	—%	$—	—%	$1,941	—%	$1,941	$1,965	—%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	1,057	4.00	73,394	3.56	314,844	3.25	389,295	395,482	3.31
Government National Mortgage Association	—	—	—	—	—	—	7,212	4.00	7,212	7,313	4.00
Federal National Mortgage Association	—	—	3,028	4.00	233,448	3.36	321,270	3.29	557,746	567,918	3.32
Non-agency securities	—	—	—	—	10,782	4.50	—	—	10,782	11,037	4.50

Total mortgage-backed securities	—	—	4,085	4.00	317,624	3.44	643,326	3.23	965,035	981,750	3.34

Total securities available-for- sale	$—	—%	$4,085	4.00%	$317,624	3.44%	$645,267	3.22%	$966,976	$983,715	3.33%

Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—%	$—	—%	$—	—	$174	1.25	$174	$175	1.25
Municipal bonds	11,966	1.43	885	8.47	20	7.17	5,130	9.08	18,001	18,847	3.96
Corporate and other debt securities	—	—	—	—	—	—	25,511	1.55	25,511	36,707	1.55

	11,966	1.43	885	8.47%	20	7.17	30,815	2.80	43,686	55,729	2.54

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	1,678	4.00	60,395	4.26	50,467	3.70	112,540	117,396	4.04
Government National Mortgage Association	—	—	—	—	—	—	1,382	7.50	1,382	1,585	7.50
Federal National Mortgage Association	—	—	1,078	5.00	53,388	4.68	49,357	4.80	103,823	110,586	4.74
Federal and state housing authorities	—	—	2,077	8.88	—	—	—	—	2,077	2,137	—
Non-agency securities	—	—	—	—	24,163	4.85	—	—	24,163	24,426	4.85

Total mortgage-backed securities	—	—	4,833	6.32	137,946	4.52	101,206	4.33	243,985	256,130	4.48

Total securities held-to-maturity	$11,966	—%	$5,718	6.65%	$137,966	4.53	$132,021	3.98%	$287,671	$311,859	4.13%

Sources of Funds

General. Deposits, primarily certificates of deposit, had traditionally been the primary source of funds used for our lending and investment activities. Our strategy is to increase core deposit growth to fund these activities. In addition, we use a significant amount of borrowings, primarily advances from the Federal Home Loan Bank of New York (“FHLB”); to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, brokered certificates of deposit, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. At December 31, 2011, we held $7.36 billion in total deposits, representing 75.6% of our total liabilities. In recent years, we have focused on changing the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits. The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At December 31, 2011, we held $4.02 billion in core deposits, representing 54.6% of total deposits. This is an increase of $685.2 million, or 20.5%, when compared to December 31, 2010, when our core deposits were $3.33 billion. At December 31, 2011, $3.34 billion, or 45.4%, of our total deposit balances were certificates of deposit, which included $171.7 million of brokered deposits. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting deposits from municipalities and commercial and industrial “C&I” businesses which operate in our marketplace.

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

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2011			2010
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Savings	$1,270,197	17.25%	0.64%	$1,135,091	16.75%	0.93%
Checking accounts	1,633,703	22.19	0.32	1,367,282	20.18	0.37
Money market deposits	1,116,205	15.16	0.67	832,514	12.29	0.81

Total transaction accounts	4,020,105	54.60	0.52	3,334,887	49.22	0.65
Certificates of deposit	3,341,898	45.40	1.57	3,440,043	50.78	1.78

Total deposits	$7,362,003	100.00%	1.00%	$6,774,930	100.00%	1.22%

	At December 31,			At June 30,
	2009			2009
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Savings	$877,421	15.02%	1.64%	$779,678	14.16%	1.99%
Checking	927,675	15.88	0.81	898,816	16.33	0.84
Money market deposits	742,618	12.72	1.26	521,425	9.47	1.76

Total transaction accounts	2,547,714	43.62	1.21	2,199,919	39.96	1.46
Certificates of deposit	3,292,929	56.38	2.18	3,305,828	60.04	2.80

Total deposits	$5,840,643	100.00%	1.77%	$5,505,747	100.00%	2.27%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,			At June 30,
	2011	2010	2009	2009
		(Dollars in thousands)
Certificates of Deposits
1% or less	$1,250,482	853,183	276,876	2,102
1.01% - 2.00%	1,143,778	1,447,556	1,595,292	596,657
2.01% - 3.00%	676,248	761,101	850,129	1,501,821
3.01% - 4.00%	77,158	95,106	267,519	866,050
4.01% - 5.00%	169,998	244,912	268,460	311,509
Over 5.00%	24,234	38,185	34,653	27,689

Total	$3,341,898	3,440,043	3,292,929	3,305,828

The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2011

	With in Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposits
1% or less	$376,166	374,470	390,971	106,128	2,706	41	1,250,482
1.01% - 2.00%	203,942	154,622	266,824	386,831	66,726	64,833	1,143,778
2.01% - 3.00%	155,545	134,303	29,652	37,194	24,438	295,116	676,248
3.01% - 4.00%	14,745	2,555	5,827	6,541	35,848	11,642	77,158
4.01% - 5.00%	42,980	83,241	8,565	17,107	13,343	4,762	169,998
Over 5.00%	347	8,399	5,176	849	5,516	3,947	24,234

Total	$793,725	757,590	707,015	554,650	148,577	380,341	3,341,898

The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2011.

At December 31, 2011
(In thousands)
Three months or less	$356,773
Over three months through six months	308,601
Over six months through one year	251,447
Over one year	489,114

Total	$1,405,935

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

	At or for the Year Ended December 31,			At or for the Six Months Ended December 31,	At or for the Year Ended June 30,
	2011	2010	2009	2009	2009	2008
	(Dollars in thousands)
Balance at end of period	$2,005,486	$1,326,514	$850,542	$850,542	$870,555	$563,583
Average balance during period	1,793,958	1,168,808	861,388	819,585	989,855	208,866
Maximum outstanding at any month end	2,167,000	1,326,514	903,060	870,553	1,348,574	563,583
Weighted average interest rate at end of period	2.68%	3.09%	3.79%	3.79%	3.66%	3.50%
Average interest rate during period	2.88%	3.53%	3.69%	3.82%	3.34%	4.41%

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

	At or for the Year Ended December 31,			At or for the Six Months Ended December 31,	At or for the Year Ended June 30,
	2011	2010	2009	2009	2009	2008
	(Dollars in thousands)
Balance at end of period	$250,000	$500,000	$750,000	$750,000	$910,000	$860,000
Average balance during period	333,333	611,397	857,017	823,620	894,348	902,326
Maximum outstanding at any month end	500,000	675,000	910,000	860,000	1,085,000	960,000
Weighted average interest rate at end of period	3.90%	4.45%	4.36%	4.36%	4.31%	4.32%
Average interest rate during period	4.26%	4.46%	4.36%	4.43%	4.43%	4.38%

Subsidiary Activities

Investors Bancorp, Inc. has two direct subsidiaries: ASB Investment Corp and Investors Bank.

ASB Investment Corp. ASB Investment Corp. is a New Jersey corporation, which was organized in June 2003 for the purpose of selling insurance and investment products, including annuities, to customers and the general public through a third party networking arrangement. This subsidiary was obtained in the acquisition of American Bancorp in May 2009. This subsidiary is currently inactive.

Investors Bank has the following subsidiaries.

Investors Home Mortgage. Investors Home Mortgage is a New Jersey limited liability company that was formed in 2001 for the purpose of originating loans for sale to both Investors Bank and third parties. During 2011, in conjunction with the rebranding of the Investors Bank, this subsidiary changed the name that it does business as from ISB Mortgage Company to Investors Home Mortgage. Investors Home Mortgage has served as Investors Bank’s retail lending production arm throughout the branch network. Investors Home Mortgage sells all loans that it originates either to Investors Bank or third parties.

American Savings Investment Corp. American Savings Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. This subsidiary was obtained in the acquisition of American Bancorp in May 2009.

Investors Commercial, Inc. Investors Commercial, Inc. is a New Jersey corporation that was formed in 2010 as an operating subsidiary of Investors Bank. The purpose of this subsidiary is to originate and purchase residential mortgage loans, commercial real estate and multi-family mortgage loans.

Investors Financial Group, Inc. Investors Financial Group, Inc. is a New Jersey corporation that was formed in 2011 as an operating subsidiary of the Bank. The purpose of the this subsidiary is to process sales of non-deposit investment products through third party service providers to customers and consumers as may be referred by Investors Bank.

Investors Bank has three additional subsidiaries which are inactive. The subsidiaries are My Way Development, LLC, Investors Financial Services, Inc., and Investors REO, Inc.

Personnel

As of December 31, 2011, we had 938 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

SUPERVISION AND REGULATION

General

Investors Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Investors Bank is subject to extensive regulation, examination and supervision by the Commissioner of the New Jersey Department of Banking and Insurance (the “Commissioner”) as the issuer of its charter, and, as a non-member state chartered savings bank, by the FDIC as the deposit insurer and its primary federal regulator. Investors Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC each conduct periodic examinations to assess Investors Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the DIF and its depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Investors Bancorp, Inc. and Investors Bancorp, MHC, as bank holding companies controlling Investors Bank, are subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions of the New Jersey Banking Act of 1948 (the “New Jersey Banking Act”) and the regulations of the Commissioner under the New Jersey Banking Act applicable to bank holding companies. Investors Bank and Investors Bancorp, Inc. are required to file reports with, and otherwise comply with the rules and regulations of, the Federal Reserve Board, the Commissioner and the FDIC. The Federal Reserve Board and the Commissioner conduct periodic examinations to assess the Company’s compliance with various regulatory requirements. Investors Bancorp, Inc. files certain reports with, and otherwise complies with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws and the listing requirements of NASDAQ.

Any change in such laws and regulations, whether by the Commissioner, the FDIC, the Federal Reserve Board or through legislation, could have a material adverse impact on Investors Bank and Investors Bancorp, Inc. and their operations and stockholders.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are expected to have a near term impact on Investors Bank and Investors Bancorp, Inc. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations that are identified in the Dodd-Frank Act that were previously assigned to prudential regulators, and will have authority to impose new requirements. Since Investors Bank has assets exceeding $10 billion, Investors Bank, will be examined for compliance with some consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator (the FDIC), and will also be examined for compliance with other consumer protection laws and regulations by, and subject to the enforcement authority of, the Consumer Financial Protection Bureau, which also has back-up authority to examine and enforce all consumer protection laws for all institutions, including institutions with less than $10 billion in assets.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of tougher consolidated capital requirements on holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, imposes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations can not yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Investors Bank and Investors Bancorp, Inc.

Some of the laws and regulations applicable to Investors Bank and Investors Bancorp, Inc. including some of the changes made by the Dodd-Frank Act, are summarized below or elsewhere in this Form 10-K. These summaries do not purport to be complete and are qualified in their entirety by reference to such the actual laws and regulations.

New Jersey Banking Regulation

Activity Powers. Investors Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, including Investors Bank, generally may invest in:

•	real estate mortgages;

•	consumer and commercial loans;

•	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

•	certain types of corporate equity securities; and

•	certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “Federal Banking Regulation — Activity Restrictions on State-Chartered Banks” below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act and § 5200 of the Revised Statutes (the National Bank Act). Investors Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Investors Bank. See “— Federal Banking Regulation — Prompt Corrective Action” below.

Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, including Investors Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “— Federal Banking Regulation — Capital Requirements” below.

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine Investors Bank whenever it deems an examination advisable. The Department examines Investors Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The commission may also seek the appointment of receiver or conservator for a New Jersey saving bank under certain conditions.

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

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Investors Bank’s Total capital, Tier 1 risk-based capital, and Total risk-based capital ratios as of December 31, 2011:

	As of December 31, 2011
	Capital	Percent of Assets(1)
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$947,615	12.90%
Tier 1 risk-based capital (to risk-weighted assets)	$855,538	11.65%
Total risk-based capital (to average assets)	$855,538	8.21%

(1)	For purposes of calculating Total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and Total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2011, Investors Bank was considered “well capitalized” under FDIC guidelines.

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

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Investors Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

The Dodd-Frank Act removed the federal prohibition on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Federal Home Loan Bank System. Investors Bank is a member of the Federal Home Loan Bank system, which consists of twelve regional Federal Home Loan Banks, each subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”). The Federal Home Loan Banks provide a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Banks. The Federal Home Loan Banks make loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective Boards of Directors of the Federal Home Loan Banks. These policies and procedures are subject to the regulation and oversight of the FHFA. All long-term advances are required to provide funds for residential home financing. The FHFA has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

Investors Bank, as a member of the FHLB of New York is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Bank. The activity-based stock purchase requirement for Investors Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2011, the amount of FHLB stock held by us satisfies these requirements.

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

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Investors Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

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

Investors Bank is in compliance with the Prompt Corrective Action rules.

Liquidity. Investors Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations.

Deposit Insurance. Investors Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor. In addition, certain non-interest-bearing transaction accounts maintained with depository institutions are fully insured regardless of the dollar amount until December 31, 2012.

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

In lieu of further special assessments, the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31, 2009 and will be amortized to expense over three years.

Most recently, the Dodd-Frank Act required the FDIC to revise its assessment procedures to base it on average total assets less tangible capital, rather than deposits. The FDIC has issued a final rule that implemented that directive effective April 1, 2011.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.68 basis points for each $100 in domestic deposits maintained at an institution.

Transactions with Affiliates of Investors Bank. Transactions between an insured bank, such as Investors Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

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

Privacy Standards. FDIC regulations require Investors Bank to disclose their privacy policy, including identifying with whom they share “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

Investors Bank is also required to provide its customers with the ability to “opt-out” of having Investors Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

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

An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Investors Bank received a “satisfactory” CRA rating in our most recent publically-available federal evaluation, which was conducted by the FDIC in August 2011.

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

Loans to a Bank’s Insiders

Federal Regulation. A bank’s loans to its insiders — executive officers, directors, principal shareholders (any owner of 10% or more of its stock) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Investors Bank. See “— New Jersey Banking Regulation — Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.

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

Federal Reserve System

The Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2011, Investors Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

Interagency Guidance on Nontraditional Mortgage Product Risks. On October 4, 2006, the FDIC and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

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

We originate and purchase interest-only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. At December 31, 2011, our residential mortgage loan portfolio included approximately $478.4 million of interest- only loans.

Anti-Money Laundering and Customer Identification

Investors Bank is subject to FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Holding Company Regulation

Federal Regulation. Bank holding companies, like Investors Bancorp, Inc. and Investors Bancorp, MHC, are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Bank. As of December 31, 2011, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.” The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. Any instruments issued by mutual holding companies by May 19, 2012, are grandfathered.

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

Under federal law, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution, or for any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Investors Bancorp, Inc. if it ever acquired as a separate subsidiary a depository institution in addition to Investors Bank.

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

In connection with the 2005 stock offering, the Federal Reserve Board required Investors Bancorp, Inc. to agree to comply with certain regulations issued by the Office of Thrift Supervision that would apply if Investors Bancorp, Inc., Investors Bancorp, MHC and Investors Bank were Office of Thrift Supervision chartered entities, including regulations governing post-stock offering stock benefit plans and stock repurchases.

Conversion of Investors Bancorp, MHC to Stock Form. Investors Bancorp, MHC is permitted to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new stock holding company would be formed as the successor to Investors Bancorp, Inc. (the “New Holding Company”), Investors Bancorp, MHC’s corporate existence would end, and certain depositors of Investors Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Investors Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Investors Bancorp, Inc. immediately before the Conversion Transaction, subject to any adjustment required by regulation or regulatory policy. The FDIC’s approval of Investors Bank’s initial mutual holding company reorganization in 1997 requires that any dividends waived by Investors Bancorp, MHC be taken into account in establishing the exchange ratio in any Conversion Transaction. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the offering conducted as part of the Conversion Transaction.

In connection with our June 2008 merger of Summit Federal Savings Bank, we issued 1,744,592 shares of our common stock to Investors Bancorp, MHC, which represents the pro forma market value of Summit Federal Savings Bank, thereby increasing Investors Bancorp, MHC’s ownership interest in Investors Bancorp, Inc. As a result, in the event of a Conversion Transaction of Investors Bancorp, MHC, there will be additional shares of New Holding Company available to depositors of Investors Bank, including former depositors of Summit Federal Savings Bank who remain depositors of Investors Bank at the time of the conversion.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of Investors Bancorp, Inc. common stock held by Minority Stockholders and approval of a majority of the votes held by depositors of Investors Bank.

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

Acquisition of Investors Bancorp, Inc. Under federal law and under the New Jersey Banking Act, no person may acquire control of Investors Bancorp, Inc. or Investors Bank without first obtaining approval of such acquisition of control by the Federal Reserve Board and the Commissioner. See “Restrictions on the Acquisition of Investors Bancorp, Inc. and Investors Bank.”

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

TAXATION

Federal Taxation

General. Investors Bancorp, Inc. and Investors Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither Investors Bancorp, Inc.’s nor Investors Bank’s federal tax returns are currently under audit, and neither entity has been audited within the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or Investors Bank.

Method of Accounting. For federal income tax purposes, Investors Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Investors Bank was subject to special provisions in the tax law regarding allowable bad debt tax deductions and related reserves. Tax law changes were enacted in 1996 pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), which eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after 1987. Investors Bank has fully recaptured its post-1987 reserve balance.

Currently, the Investors Bank consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Bank failed to meet certain thrift asset and definitional tests.

As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2011, our total federal pre-base year reserve was approximately $40.7 million.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Investors Bancorp, Inc. and Investors Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryforwards and Charitable Contribution Carryforward. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 2011, the Company had a $4.6 million carryback claim.

Corporate Dividends-Received Deduction. Investors Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Investors Bank as a wholly owned subsidiary. The corporate dividends-received deduction is 80% when the dividend is received from a corporation having at least 20% of its stock owned by the recipient corporation. A 70% dividends-received deduction is available for dividends received from a corporation having less than 20% of its stock owned by the recipient corporation.

State Taxation

New Jersey State Taxation. Investors Bank files New Jersey Corporate Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Investors Bank is not currently under audit with respect to its New Jersey income tax returns and Investors Bank’s state tax returns have not been audited within the past five years.

For tax years beginning after June 30, 2006, New Jersey savings banks, including Investors Bank, are subject to a 9% corporate business tax (“CBT”). For tax years beginning before June 30, 2006, New Jersey savings banks, including Investors Bank, paid the greater of a 9% CBT or an Alternative Minimum Assessment (“AMA”). As of July 1, 2007, there was no longer a New Jersey AMA tax. The AMA paid in prior years is in excess of the CBT is creditable against the CBT in future years limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. At December 31, 2011, the Company had fully utilized all of its AMA credits.

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

Based upon projections of future taxable income for the periods in which the temporary differences are expected to be deductible, management believes it is more likely than not the Company will realize the net deferred tax asset.

New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on the combined net income allocable to New York State at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, Investors Bank is subject to the metropolitan transportation business tax surcharge (MTA surcharge) allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for banking corporations is 17% of a recomputed New York State franchise tax, calculated using a 9% tax rate on allocated entire net income.

New York City Taxation. Investors Bank is also subject to the New York City combined tax for banking corporations calculated on a similar basis as the New York State franchise tax, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. A significant portion of Investors Bank’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Investors Bank.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2011, the fair value of our total securities portfolio was $1.30 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.

We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2011, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience an 5.5% or $19.3 million decrease in net interest income.

Because We Intend to Continue to Increase Our Commercial Originations, Our Lending Risk Will Increase.

At December 31, 2011, our portfolio of commercial real estate, multi-family, construction and C&I loans totaled $3.86 billion, or 43.4% of our total loans. We intend to increase our originations of commercial real estate, multi-family construction and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.

Changes in interest rates could adversely affect the Company’s financial condition and results of operations.

Our results of operations and financial condition are affected by changes in interest rates. The Company’s results of operations depend substantially on net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. Because the

Company’s interest-earning assets generally reprice or mature more quickly than interest-bearing liabilities, a decrease in interest rates generally could result in a decrease in the Company’s net interest income. We are also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest-earning assets, and in particular, its securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Unrealized losses on securities available for sale, net of tax, are reported as a separate component of shareholders’ equity. As such, decreases in the fair value of securities available for sale resulting from increases in market interest rates, would have an adverse effect on shareholders’ equity.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past three years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses of $117.2 million was 1.32% of total loans and 76.79% of non-performing loans at December 31, 2011.

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

Subsequent to December 31, 2011, the Company completed the acquisition of Brooklyn Federal Bancorp.Inc. Brooklyn Federal Bancorp, Inc., BFS Bancorp, MHC and Brooklyn Federal Savings Bank, were merged with and into Investors Bancorp, Inc., Investors Bancorp, MHC and Investors Bank, respectively, on January 6, 2012. Brooklyn Federal had $440 million in assets, $381 million in deposits and five full-service branches in Brooklyn and Long Island. In a separate transaction, Investors Bancorp, Inc. sold most of Brooklyn Federal Bancorp, Inc.’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012. As these transactions took place in January 2012, they are not reflected in the statement of condition or results of operation for the periods presented in this document.

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

The Dodd-Frank Act, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly changing the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

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

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

The U.S. Economy Is Experiencing An Economic Downturn. A Continuation or Further Deterioration Will Have An Adverse Effect On Our Operations.

Both nationally and in the State of New Jersey we are experiencing an economic downturn that is having a significant impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total non-performing loans decreased from $165.9 million at December 31, 2009 to $142.2 million at December 31, 2011, and total non-performing loans as a percentage of total assets decreased to 1.46% at December 31, 2011 as compared to 1.73% at December 31, 2010. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.

In addition, the impact of the continued economic downturn could negatively impact the carrying values of our securities portfolio. At December 31, 2011, our securities portfolio contains approximately $35.2 million in non-agency mortgage backed securities. Continued economic weakness could result additional other-than-temporary impairment which would have an adverse impact on our financial condition and results of operations.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Investors Bank — Competition.”

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

The Federal Deposit Insurance Corporation also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We made a payment of $35.9 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded the payment as a prepaid expense. At December 31, 2011, we had a remaining $15.8 million of prepaid expense.

If We Declare Dividends on Our Common Stock, Investors Bancorp, MHC May be Prohibited From Waiving the Receipt of Dividends Under Federal Reserve Board Policy, Which May Result in Lower Dividends for All Other Stockholders.

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

Investors Bancorp, MHC Exercises Voting Control Over Investors Bancorp; Public Stockholders Own a Minority Interest

Investors Bancorp, MHC owns a majority of Investors Bancorp, Inc.’s common stock and, through its Board of Directors, exercises voting control over the outcome of all matters put to a vote of stockholders (including the election of directors), except for matters that require a vote greater than a majority. Public stockholders own a minority of the outstanding shares of Investors Bancorp, Inc.’s common stock. The same directors and officers who manage Investors Bancorp, Inc. and Investors Bank also manage Investors Bancorp, MHC. In addition, regulatory restrictions applicable to Investors Bancorp, MHC prohibit the sale of Investors Bancorp, Inc. to another publicly traded company unless the mutual holding company first undertakes a second-step conversion.

Our information systems may experience a security breach, computer virus, or disruption of service.

We rely heavily on communications and information systems to conduct its business, and provides its customers the ability to bank online. Our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any failure, interruption, or breach in security or operational integrity of its systems could also result in failures or disruptions in our general ledger, deposit, loan, and other systems, and could subject us to additional regulatory scrutiny. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect its reputation and its ability to generate deposits.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

At December 31, 2011, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 81 full-service branch offices located in Bergen, Burlington, Essex, Hudson, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties, New Jersey; and Kings, Nassau and Queens Counties, New York.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 21, 2012 was 12,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Select Market.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	High	Low	High	Low
First Quarter	$14.91	$13.07	$13.90	$10.99
Second Quarter	15.07	13.74	14.37	12.62
Third Quarter	14.63	12.22	13.53	10.59
Fourth Quarter	14.39	12.11	13.5	11.65

Investors Bancorp, Inc. did not pay a dividend during the years ended December 31, 2011 or 2010.

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

In the future, dividends from Investors Bancorp, Inc. may depend, in part, upon the receipt of dividends from Investors Bank, because Investors Bancorp, Inc. has no source of income other than earnings from the investment of net proceeds retained from the sale of shares of common stock and interest earned on Investors Bancorp, Inc.’s loan to the employee stock ownership plan. Under New Jersey law, Investors Bank may not pay a cash dividend unless, after the payment of such dividend, its capital stock will not be impaired and either it will have a statutory surplus of not less than 50% of its capital stock, or the payment of such dividend will not reduce its statutory surplus.

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning October 12, 2005, the date that Investors Bancorp, Inc. began trading as a public company as reported by the NASDAQ Global Select Market through December 31, 2011, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

INVESTORS BANCORP, INC.

Total Return Performance

				Period Ending
Index	10/12/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Investors Bancorp, Inc.	100	110.08	156.99	141.12	134.03	109.18	130.94	134.53
SNL U.S. Bank and Thrift	100	110.59	129.22	98.54	56.67	55.91	62.42	41.00
SNL U.S. Thrift	100	112.84	131.54	78.91	50.22	46.83	48.94	33.36

Source : SNL Financial LC, Charlottesville, VA

The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2011 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased(1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	245,000	$13.09	245,000	2,540,766
November 1, 2011 through November 30, 2011	195,846	13.18	195,846	2,344,920
December 1, 2011 through December 31, 2011	96,008	13.32	96,008	2,248,912

Total	536,854		536,854

(1)	On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,248,912 shares yet to be purchased as of December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived in part from the consolidated financial statements of Investors Bancorp, Inc. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Investors Bancorp, Inc. and related notes included elsewhere in this Annual Report.

	At December 31,			At June 30,
	2011	2010	2009	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$10,701,585	$9,602,131	$8,357,816	$8,136,432	$6,419,142
Loans receivable, net	8,794,211	7,917,705	6,615,459	6,143,169	4,670,150
Loans held-for-sale	18,847	35,054	27,043	61,691	9,814
Securities held to maturity, net	287,671	478,536	717,441	846,043	1,255,054
Securities available for sale, at estimated fair value	983,715	602,733	471,243	355,016	203,032
Bank owned life insurance	112,990	117,039	114,542	113,191	96,170
Deposits	7,362,003	6,774,930	5,840,643	5,505,747	3,970,275
Borrowed funds	2,255,486	1,826,514	1,600,542	1,730,555	1,563,583
Stockholders’ equity	967,440	901,279	850,213	819,283	828,538

	Year Ended December 31,			Six Months Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009(1)	2008
			(In thousands)
Selected Operating Data:
Interest and dividend income	$473,572	$428,703	$384,385	$198,272	$368,060	$312,807
Interest expense	144,488	159,293	192,096	90,471	201,924	207,695

Net interest income	329,084	269,410	192,289	107,801	166,136	105,112
Provision for loan losses	75,500	66,500	39,450	23,425	29,025	6,646

Net interest income after provision for loan losses	253,584	202,910	152,839	84,376	137,111	98,466
Non-interest income (loss)	27,207	26,525	14,835	9,007	(148,430)	7,373
Non-interest expenses	155,621	130,813	109,118	56,500	97,799	80,780

Income (loss) before income tax expense (benefit)	125,167	98,622	58,556	36,883	(109,118)	25,059
Income tax expense (benefit)	46,281	36,603	23,444	14,321	(44,200)	9,030

Net income (loss)	$78,886	$62,019	$35,112	$22,562	(64,918)	$16,029

Earnings (loss) per share — basic	$0.73	$0.57	$0.33	$0.21	$(0.62)	$0.15
Earnings (loss) per share — diluted	$0.73	$0.56	$0.33	$0.21	$(0.62)	$0.15

(1)	June 30, 2009 year end results reflect a $158.0 million pre-tax OTTI charge related to investments in trust preferred securities.

	At or for the Year Ended December 31,			At or for the Six Months Ended December 31,	At or for the Year Ended June 30,
	2011	2010	2009	2009	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income or loss to average total assets)	0.78%	0.70%	0.45%	0.55%	-0.90%	0.27%
Return (loss) on equity (ratio of net income or loss to average equity)	8.43%	6.95%	4.40%	5.46%	-8.14%	1.92%
Net interest rate spread(1)	3.22%	2.97%	2.28%	2.49%	2.06%	1.28%
Net interest margin(2)	3.39%	3.17%	2.53%	2.72%	2.38%	1.81%
Efficiency ratio(3)	43.68%	44.20%	52.68%	48.37%	552.35%	71.81%
Efficiency ratio (excluding OTTI and FDIC special assessment)(4)	43.68%	44.20%	50.60%	48.33%	54.39%	71.55%

Non-interest expenses to average total assets	1.54%	1.47%	1.38%	1.37%	1.35%	1.35%
Average interest-earning assets to average interest-bearing liabilities	1.11x	1.10x	1.10x	1.10x	1.11x	1.15x
Asset Quality Ratios:
Non-performing assets to total assets	1.48%	1.74%	1.44%	1.44%	1.50%	0.30%
Non-performing loans to total loans	1.60%	2.08%	1.81%	1.81%	1.97%	0.42%
Allowance for loan losses to non-performing loans	76.79%	54.81%	45.80%	45.80%	38.30%	70.03%
Allowance for loan losses to total loans	1.32%	1.14%	0.83%	0.83%	0.76%	0.29%
Capital Ratios:
Risk-based capital (to risk-weighted assets)(5)	12.91%	13.75%	15.78%	15.78%	16.88%	21.77%
Tier I risk-based capital (to risk-weighted assets)(5)	11.65%	12.50%	14.70%	14.70%	15.86%	21.37%
Total capital (to average assets)(5)	8.21%	8.56%	9.03%	9.03%	9.52%	11.93%
Equity to total assets	9.04%	9.39%	10.17%	10.17%	10.07%	12.91%
Average equity to average assets	9.26%	10.02%	10.11%	9.99%	11.05%	13.94%
Book value per common share	$8.98	$8.23	$7.67	$7.67	$7.38	$7.87
Other Data:
Number of full service offices	81	82	65	65	58	52
Full time equivalent employees	959	869	704	704	647	537

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Excludes OTTI of $1.4 million and $91,000 for the year and six months ended December 31, 2009, respectively, and $158.5 million and $409,000 for the years ended June 30, 2009 and 2008, respectively. Also excludes FDIC special assessment of $3.6 million for the years ended December 31, 2009 and June 30, 2009.
(5)	Ratios are for Investors Bank and do not include capital retained at the holding company level.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors Bancorp’s fundamental business strategy is to be a well capitalized, full service, community bank which provides high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve.

Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and the re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.

The Company’s net interest spread and net interest margin were favorably impacted during the year ended December 31, 2011 as interest rates remained at historically low levels which allowed the Company to take advantage of lower funding costs. Net interest margin expanded to 3.39% for the year ended 2011 compared to 3.17% for the year ended 2010 while our net interest rate spread expanded to 3.22% for the year ended 2011 compared to 2.97% for the year ended 2010.

The Company’s results of operations are also significantly affected by general economic conditions. The national and regional unemployment rates remain at elevated levels. This factor coupled with the weakness in the housing and real estate markets have resulted in the Company recognizing higher credit costs on the loan portfolio during the year ended December 31, 2011. Despite these conditions our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards as well as our diligence in resolving our troubled loans.

We continue to actively look for opportunities to enhance shareholder value. In August 2011, the Company announced the signing of a definitive merger agreement to acquire Brooklyn Federal Bancorp, Inc. Brooklyn Federal Bancorp, Inc. is the parent corporation of Brooklyn Federal Savings Bank, a federally chartered savings bank with $440 million in assets, $381 million in deposits at December 31, 2011 and five full-service branches in Brooklyn and Long Island. The transaction was completed on January 6, 2012. In addition, Investors Bancorp, Inc. entered into a separate agreement with a real estate investment fund to sell most of Brooklyn Federal Bancorp, Inc.’s commercial real estate loan portfolio which was completed on January 10, 2012. The financial information presented in this document does not include these transactions as they closed in January 2012.

This acquisition along with the Millennium branch acquisition in October 2010 and the opening of a de novo branch in Brooklyn during 2011 increases our presence in the New York market and complements our New York City loan production office which opened in January 2010. This office, along with our New Jersey lending team continues to help diversify our loan mix, and expand our market share for commercial and multi-family loans. Net loans increased to $8.79 billion at December 31, 2011 from $7.92 billion at December 31, 2010, an increase of 11.1%. This increase was primarily attributed to increases in the multi-family and commercial loan portfolios.

One of our primary objectives has been to increase deposits, particularly core deposits. During the year ended December 31, 2011, total deposits increased by $587.1 million, or 8.7% to $7.36 billion. Core deposits increased 20.5%, or $685.2 million, while certificates of deposits decreased $98.1 million, or 2.9%. This change in deposit mix resulted in an increased core deposit to total deposit ratio of 54.6%.

We believe, with our strong capital and liquidity position we can continue to grow organically or through bank or branch acquisitions.

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

For homogeneous residential mortgage loans, the Company’s policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and estimated declines in the real estate market.

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

Goodwill Impairment. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.

At December 31, 2011, the carrying amount of our goodwill totaled $22.0 million. As discussed further in note 18, we early adopted the FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2011, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.

Valuation of Mortgage Servicing Rights (MSR). The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold with servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

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

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total Assets. Total assets increased by $1.10 billion, or 11.5%, to $10.70 billion at December 31, 2011 from $9.60 billion at December 31, 2010. This increase was largely the result of an $860.3 million increase in net loans, including loans held for sale, to $8.81 billion at December 31, 2011 from $7.95 billion at December 31, 2010.

Net Loans. Net loans, including loans held for sale, increased by $860.3 million, or 10.8%, to $8.81 billion at December 31, 2011 from $7.95 billion at December 31, 2010. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by paydowns and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the year ended December 31, 2011, Investors Home Mortgage Co. originated $1.28 billion in residential mortgage loans of which $513.6 million were sold to third party investors and $767.2 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year ended December 31, 2011, we purchased loans totaling $688.4 million from these entities. We also purchase, on a “bulk purchase” basis, pools of mortgage loans that meet our underwriting criteria from several well-established financial institutions in the secondary market. During the year ended December 31, 2011, we purchased $22.5 million of residential mortgage loans on a “bulk purchase” basis.

Additionally, for the year ended December 31, 2011, we originated $846.7 million in multi-family loans, $308.2 million in commercial real estate loans, $120.8 million in construction loans, $104.1 million in commercial and industrial loans, and $94.3 million in consumer and other loans.

At December 31, 2011, total loans were $8.89 billion and included $5.03 billion in residential loans, $1.82 billion in multi-family loans, $1.42 billion in commercial real estate loans, $277.6 million in construction loans, $242.2 million in consumer and other loans and $106.3 million in commercial and industrial loans.

The allowance for loan losses increased by $26.4 million to $117.2 million at December 31, 2011 from $90.9 million at December 31, 2010. The increase in the allowance is primarily attributable to the higher current period loan loss provision which reflects the overall growth in the loan portfolio, particularly multi family, commercial real estate and residential loans; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and internal downgrades of the risk ratings on certain construction loans; the level of non-performing loans; and the adverse economic environment, offset partially by net charge offs of $49.2 million. These charge offs were primarily in the construction loan portfolio.

The triggering events or other circumstances that led to the significant credit deterioration resulting in our construction loan charge-offs were caused by a variety of economic factors including, but not limited to: continued deterioration of the housing and real estate markets in which we lend, significant and continuing declines in the value of real estate which collateralize our construction loans, the overall weakness of the economy in the New York/New Jersey metropolitan area, and unemployment in our lending area which remained at elevated levels during 2011.

The Company’s historical loan charge-off history was immaterial prior to September 30, 2009. We have aggressively attempted to collect our delinquent loans while establishing specific loan loss reserves to properly value these loans. We record a charge-off when the likelihood of collecting the amounts specifically reserved becomes less likely, due to a variety of reasons that are specific to each loan. For example, some of the reasons that were determining factors in recording charge-offs were as follows: declining liquidity of the borrower/guarantors, prospects of selling finished inventory outside of prime selling season in real estate markets with limited activity (prime selling season of real estate is in the spring/summer months), no additional collateral that could be posted by borrowers that could be utilized to satisfy the borrower’s obligations, and decisions to move forward with note sales on a select basis in order to reduce levels of non-accruing loans. During 2011, the Company elected to sell twenty-three non-accrual commercial real estate loans on a bulk basis for $10.0 million. In connection with the disposition of these loans, the Company recorded charge-offs of $10.6 million during the fourth quarter 2011.

Non-accrual loans decreased $23.7 million to $142.2 million at December 31, 2011, from $165.9 million at December 31, 2010. Although we have resolved a number of non-accrual loans, the continued deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact our non-performing loans. As a geographically concentrated residential lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the continued decline in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio.

The comparative table below details non-accruing loans and allowance for loan loss coverage ratios over the last five quarters.

	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of loans	Amount
	(Dollars in millions)
Residential and consumer	321	$85.0	300	$79.5	285	$78.6	281	$80.8	263	$74.7
Construction	15	57.1	25	75.4	24	80.1	22	64.2	26	82.8
Multi-family	—	—	2	0.7	2	0.7	3	2.7	3	2.7
Commercial	1	0.1	11	5.7	8	3.9	11	4.7	8	3.9
Commercial and industrial	—	—	4	0.7	3	0.6	6	2.0	5	1.8

Total non-accrual loans	337	$142.2	276	$144.9	244	$135.9	232	$124.7	305	$165.9

Accruing troubled debt restructured loans	15	$10.5	15	$10.5	15	$10.5	15	$10.0	13	$4.8
Non-accrual loans to total loans		1.60%		1.82%		1.91%		1.87%		2.08%
Allowance for loan loss as a percent of non-accruing loans		82.44%		71.89%		65.32%		64.04%		54.81%
Allowance for loan loss as a percent of total loans		1.32%		1.31%		1.25%		1.20%		1.14%

In addition to non-performing loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2011, the Company has seven multi-family loans totaling $20.6 million, two commercial real estate loans totaling $1.5 million and one commercial and industrial loan totaling $674,000 that it deems potential problem loans. Management is actively monitoring these loans.

Future increases in the allowance for loan losses may be necessary based on the growth of the loan portfolio, the change in composition of the loan portfolio, possible future increases in non-performing loans and charge-

offs, and the impact the deterioration of the real estate and economic environments in our lending area. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Critical Accounting Policies.”

Securities. Securities, in the aggregate, increased by $190.1 million, or 17.6%, to $1.27 billion at December 31, 2011, from $1.08 billion at December 31, 2010. The increase in the portfolio was primarily due to the purchase of $604.7 million of agency issued mortgage backed securities, partially offset by the sale of $58.7 million in non-agency and other mortgage-backed securities, and normal paydowns or maturities during the year ended December 31, 2011. The securities sold were comprised of $40.0 million of smaller balance US Agency mortgage-backed securities as well as $18.7 million in lower rated non-agency mortgage-backed securities. The Company continues to hold $35.2 million in its non-agency mortgage backed securities portfolio, of which $29.3 million are rated AAA and $5.9 million are rated AA and all are performing under contractual terms.

Other Assets, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $36.4 million from $80.4 million at December 31, 2010 to $116.8 million at December 31, 2011 as a result of an increase in our level of borrowings at December 31, 2011. Other assets decreased $8.1 million primarily due to the $8.6 million amortization of prepaid FDIC insurance premiums. There was also a $4.0 million reduction in bank owned life insurance as a result of death benefit payouts.

Deposits. Deposits increased by $587.1 million, or 8.7%, to $7.36 billion at December 31, 2011 from $6.77 billion at December 31, 2010. This was attributed to an increase in core deposits of $685.2 million or 20.6%, partially offset by a $98.1 million decrease in certificates of deposit. In May 2011, the Company sold the four branches in Massachusetts acquired from Millennium bcpbank. These branches held $80.0 million in deposits at December 31, 2010.

Borrowed Funds. Borrowed funds increased $429.0 million, or 23.5%, to $2.26 billion at December 31, 2011 from $1.83 billion at December 31, 2010 to fund our asset growth.

Stockholders’ Equity. Stockholders’ equity increased $66.2 million to $967.4 million at December 31, 2011 from $901.3 million at December 31, 2010. The increase is primarily attributed to the $78.9 million net income for year ended December 31, 2011, $8.7 million of compensation cost related to equity incentive plans, partially offset by $32.5 million in purchases of treasury stock.

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

	For the Year Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$70,079	$37	0.05%	$132,365	$238	0.18%	$301,293	$700	0.23%
Securities available-for-sale(1)	692,664	15,431	2.23	497,094	12,430	2.50	303,507	10,404	3.43
Securities held-to-maturity	369,553	19,447	5.26	604,238	28,600	4.73	861,627	41,097	4.77
Net loans	8,461,031	434,377	5.13	7,197,608	383,531	5.33	6,049,981	328,481	5.43
Stock in FHLB	101,764	4,280	4.21	76,368	3,904	5.11	70,263	3,701	5.27

Total interest-earning assets	9,695,100	473,572	4.88	8,507,673	428,703	5.04	7,586,671	384,383	5.07

Non-interest-earning assets	411,009			397,436			303,561

Total assets	$10,106,109			$8,905,109			$7,890,232

Interest-bearing liabilities:
Savings deposits	$1,230,093	$9,713	0.79%	$944,894	13,958	1.48%	$728,182	14,533	2.00%
Interest-bearing checking	1,075,694	5,999	0.56	908,567	6,406	0.71	780,309	13,252	1.70
Money market accounts	929,291	7,275	0.78	748,707	7,299	0.97	483,565	7,834	1.62
Certificates of deposit	3,393,105	56,902	1.68	3,321,671	63,148	1.90	3,194,240	87,383	2.74

Total interest-bearing deposits	6,628,183	79,889	1.21	5,923,839	90,811	1.53	5,186,296	123,002	2.37

Borrowed funds	2,075,598	64,599	3.11	1,780,205	68,482	3.85	1,718,405	69,094	4.02

Total interest-bearing liabilities	8,703,781	144,488	1.66	7,704,044	159,293	2.07	6,904,701	192,096	2.78

Non-interest-bearing liabilities	466,876			308,785			187,955

Total liabilities	9,170,657			8,012,829			7,092,656
Stockholders’ equity	935,452			892,280			787,576

Total liabilities and stockholders’ equity	$10,106,109			$8,905,109			$7,890,232

Net interest income		$329,084			$269,410			$192,287

Net interest rate spread(2)			3.22%			2.97%			2.28%

Net interest-earning assets(3)	$991,319			$803,629			$681,970

Net interest margin(4)			3.39%			3.17%			2.53%

Ratio of interest-earning assets to total interest-bearing liabilities	1.11x			1.10x			1.10x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Inc Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest — earning as sets:
Interest-bearing deposits	$(80)	$(121)	$(201)	$(329)	$(133)	$(462)
Securities available-for-sale	3,641	(640)	3,001	4,413	(2,387)	2,026
Securities held-to-maturity	(9,621)	468	(9,153)	(10,491)	(2,006)	(12,497)
Net loans	72,395	(21,549)	50,846	68,386	(13,336)	55,0 50
Stock in FHLB	1,148	(772)	376	314	(111)	203

Total interest-earning assets	67,483	(22,614)	44,869	62,293	(17,973)	44,320

Interest — bearing liabilities :
Savings deposits	3,442	(7,687)	(4,245)	3,725	(4,300)	(575)
Interest-bearing checking	1,063	(1,470)	(407)	1,899	(8,745)	(6,846)
Money market accounts	1,570	(1,594)	(24)	3,305	(3,840)	(535)
Certificates of deposit	1,333	(7,579)	(6,246)	3,363	(27,598)	(24,235)

Total deposits	7,408	(18,330)	(10,922)	12,292	(44,483)	(32,191)
Borrowed funds	5,825	(9,708)	(3,883)	(38)	(574)	(612)

Total interest-bearing liabilities	13,233	(28,038)	(14,805)	12,254	(45,057)	(32,803)

Increase in net interest income	$54,250	$5,424	$59,674	$50,039	$27,084	$77,123

Comparison of Operating Results for the Twelve Months Ended December 31, 2011 and 2010

Net Income. The net income for the year ended December 31, 2011 was $78.9 million compared to $62.0 million for the year ended December 31, 2010.

Net Interest Income. Net interest income increased by $59.7 million, or 22.1%, to $329.1 million for the year ended December 31, 2011 from $269.4 million for the year ended December 31, 2010. The increase was primarily due to the average balance of interest earning assets increasing $1.19 billion to $9.70 billion at December 31, 2011 compared to $8.51 billion at December 31, 2010, as well as a 41 basis point decrease in our cost of interest-bearing liabilities to 1.66% for the year ended December 31, 2011 from 2.07% for the year ended December 31, 2010. These were partially offset by, the average balance of our interest earning liabilities increasing $999.7 million to $8.70 billion at December 31, 2011 compared to $7.70 billion at December 31, 2010, as well as the yield on our interest-earning assets decreasing 16 basis points to 4.88% for the year ended December 31, 2011 from 5.04% for the year ended December 31, 2010. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continues to fall. This reduction in our cost of funds has had a positive impact on our net interest margin which improved by 22 basis points from 3.17% for the year ended December 31, 2010 to 3.39% for the year ended December 31, 2011.

Interest and Dividend Income Total interest and dividend income increased by $44.9 million, or 10.5%, to $473.6 million for the year ended December 31, 2011 from $428.7 million for the year ended December 31, 2010. This increase is attributed to the average balance of interest-earning assets increasing $1.19 billion, or

14.0%, to $9.70 billion for the year ended December 31, 2011 from $8.51 billion for the year ended December 31, 2010. This was partially offset by the weighted average yield on interest-earning assets decreasing 16 basis points to 4.88% for the year ended December 31, 2011 compared to 5.04% for the year ended December 31, 2010.

Interest income on loans increased by $50.8 million, or 13.3%, to $434.4 million for the year ended December 31, 2011 from $383.5 million for the year ended December 31, 2010, reflecting a $1.26 billion, or 17.6%, increase in the average balance of net loans to $8.46 billion for the year ended December 31, 2011 from $7.20 billion for the year ended December 31, 2010. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $675.1 million and $426.7 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $2.6 million in loan prepayment penalties as interest income for the year ended December 31, 2011 compared to $1.2 million for the year ended December 31, 2010. The growth in the loan portfolio was partially offset by a 20 basis point decrease in the average yield on loans to 5.13% for the year ended December 31, 2011 from 5.33% for the year ended December 31, 2010.

Interest income on all other interest-earning assets, excluding loans, decreased by $6.0 million, or 13.2%, to $39.2 million for the year ended December 31, 2011 from $45.2 million for the year ended December 31, 2010. This decrease reflected a $76.0 million decrease in the average balance of all other interest-earning assets, excluding loans, to $1.23 billion for the year ended December 31, 2011 from $1.31 billion for the year ended December 31, 2010. In addition, the weighted average yield on interest-earning assets, excluding loans, decreased by 27 basis points to 3.18% for the year ended December 31, 2011 compared to 3.45% for the year ended December 31, 2010 reflecting the lower interest rate environment.

Interest Expense. Total interest expense decreased by $14.8 million, or 9.3%, to $144.5 million for the year ended December 31, 2011 from $159.3 million for the year ended December 31, 2010. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 41 basis points to 1.66% for the year ended December 31, 2011 compared to 2.07% for the year ended December 31, 2010. This was partially offset by the average balance of total interest-bearing liabilities increasing by $999.7 million, or 13.0%, to $8.70 billion for the year ended December 31, 2011 from $7.70 billion for the year ended December 31, 2010.

Interest expense on interest-bearing deposits decreased $10.9 million, or 12.0% to $79.9 million for the year ended December 31, 2011 from $90.8 million for the year ended December 31, 2010. This decrease is attributed to a 32 basis point decrease in the average cost of interest-bearing deposits to 1.21% for the year ended December 31, 2011 from 1.53% for the year ended December 31, 2010 as deposit rates reflect this lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $704.3 million, or 11.9% to $6.63 billion for the year ended December 31, 2011 from $5.92 billion for the year ended December 31, 2010. The growth of core deposit accounts- savings, checking and money market, represented 89.9%, or $632.9 million of the increase in the average balance of total interest-bearing deposits.

Interest expense on borrowed funds decreased by $3.9 million, or 5.7%, to $64.6 million for the year ended December 31, 2011 from $68.5 million for the year ended December 31, 2010. This decrease is attributed to the average cost of borrowed funds decreasing 41 basis points to 1.66% for the year ended December 31, 2011 from 2.07% for the year ended December 31, 2010 as maturing borrowings repriced at lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $295.4 million or 16.6%, to $2.08 billion for the year ended December 31, 2011 from $1.78 billion for the year ended December 31, 2010.

Provision for Loan Losses. Our provision for loan losses for the year ended December 31, 2011 was $75.5 million compared to $66.5 million for the year ended December 31, 2010. Net charge-offs totaled $49.2 million for the year ended December 31, 2011 compared to $30.6 million for the year ended December 31, 2010 The increase in our provision is due to continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios; the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and the level of non-performing loans and delinquent loans caused by the adverse economic conditions in our lending area.

Non-Interest Income. Total non-interest income increased by $680,000, or 2.6% to $27.2 million for the year ended December 31, 2011 from $26.5 million for the year ended December 31, 2010. The increase is attributed to a $3.8 million increase in fees and service charges to $12.5 million for the year ended December 31, 2011. These fees are primarily from the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts. Income on bank owned life insurance also increased by $642,000. These increases were partially offset by a $3.0 million reduction in gain on the sales of loans, $656,000 in impairment charges on loan servicing rights, as well as $346,000 in net losses on the sale of $58.7 million of mortgage backed securities. In addition, other non-interest income decreased $254,000 to $2.2 million for the year ended December 31, 2011 which is due to the $1.8 million decrease in a bargain purchase gain, partially offset by an increase of $1.3 million from fees associated with the sale of non deposit investment products.

Non-Interest Expenses. Total non-interest expenses increased by $24.8 million, or 19.0%, to $155.6 million for the year ended December 31, 2011 from $130.8 million for the year ended December 31, 2010. Compensation and fringe benefits increased $12.7 million as a result of staff additions to support our continued growth, as well as normal merit increases. Occupancy expense increased $7.2 million as a result of the costs associated with expanding and enhancing our branch network, and increased costs due to the improvements. Data processing expenses increased $2.0 million primarily due to the growth in the number of accounts and branches. Advertising and promotion expenses increased $780,000 primarily as a result of expenses related to the branding of Investors Bank. In addition, other non-interest expense increased $2.1 million as a result of the amortization of deposit premiums increasing $527,000, as well as a $335,000 increase in training related costs. These increases were partially offset by a $1.4 million decrease in our FDIC insurance premium due to the implementation of FDIC assessment regulations finalized in July 2011.

Income Tax Expense Income tax expense was $46.3 million for the year ended December 31, 2011, representing a 36.98% effective tax rate compared to income tax expense of $36.6 million for the year ended December 31, 2010 representing a 37.11% effective tax rate.

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

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable- rate first mortgages. At December 31, 2011, approximately 39.0% of our residential portfolio was in variable rate products, while 61.0% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.

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

Quantitative Analysis. The table below sets forth, as of December 31, 2011, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value(2)			Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income(3)	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$682,549	($224,258)	(24.73)%	$333,552	($19,299)	(5.47)%
0bp	$906,807	—	—	$352,851	—	—
-100bp	$888,917	($17,890)	(0.02)%	$360,430	$7,579	2.15%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities.

The table set forth above indicates at December 31, 2011, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 24.73% decrease in NPV and a $19.3 million, or 5.47%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 0.02% increase in NPV and a $7.6 million, or 2.15%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans for the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the fiscal year ended June 30, 2009 were $2.03 billion, $1.79 billion, $1.74 billion, $882.2 million and $1.19 billion, respectively. Principal repayments on securities for the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the fiscal year ended June 30, 2009 were $357.1 million, $443.4 million, $356.2 million, $194.5 million and $408.6 million, respectively. There were sales of securities during years ended December 31, 2011 and 2010 of $58.3 million and $12.0 million, respectively and no sales for the year and six month periods ended December 31, 2009 and year ended June 30, 2009.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009, six month period ended December 31, 2009 and for fiscal year ended June 30, 2009 totaled $197.2 million, $163.5 million, $51.5 million, $40.9 million and $39.1 million, respectively. For the year ended December 31, 2011, total deposits had net increases of $652.3 million. For the year ended December 31, 2010, excluding deposits from the acquisition of Millennium bcpbank, total deposits had net increases of $301.2 million. For the twelve months ended December 31, 2009, excluding deposits from the Banco Popular and American Bancorp acquisitions, deposits increased $862.3 million. For the six months ended December 31, 2009, excluding deposits from Banco Popular, deposits had a net increase of $107.4 million. Excluding deposits from the acquisition of American Bancorp, total deposits had net increases of $1.02 billion for the fiscal year ended June 30, 2009. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.

Our net borrowings at December 31, 2011, 2010, 2009, and at June 30, 2009 increased/(decreased) $429.0 million, $226.0 million, $(533) million (twelve month change), $(130) million (six month change) and $570.0 million, respectively. The increase in borrowings was largely due new loan originations outpacing the deposit growth.

Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2011, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal year ended June 30, 2009, we originated loans of $2.24 billion, $2.06 billion, $1.41 billion, $914.3 million and $963.2 million, respectively. During the years ended December 31, 2011, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal year ended June 30, 2009, we purchased loans of $710.9 million, $1.07 billion, $895.0 million, $452.3 million and $1.26 billion, respectively. During the years ended December 31, 2011, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal year ended June 30, 2009, we purchased securities of $616.6 million, $350.8 million, $284.2 million, $180.0 million and $214.3 million, respectively. In addition, we utilized $32.5 million, $24.5 million, $5.8 million, $2.4 million, and $4.5 million, during the years ended December 31, 2011, 2010 and 2009, for the six month period ended December 31, 2009 and for the fiscal year ended June 30, 2009, respectively, to repurchase shares of our common stock under our stock repurchase plans.

At December 31, 2011, we had $342.0 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $391.5 million in unused home equity, overdraft lines of credit, and undisbursed business and construction loans. Certificates of deposit due within one year of December 31, 2011 totaled $2.25 billion, or 30.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $90.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $983.7 million at December 31, 2011. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds At December 31, 2011, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2011 our borrowing capacity at the FHLB was $4.21 billion, of which $2.12 billion was outstanding. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily. In addition, the Bank had a 12-month commitment for overnight borrowings with other institutions totaling $50 million, of which no balance was outstanding at December 31, 2011.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$565,486	290,000	625,000	525,000	2,005,486
Repurchase agreements	195,000	55,000	—	—	250,000
Operating leases	8,256	14,996	14,005	43,463	80,720

Total	$768,742	359,996	639,005	568,463	2,336,206

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures — Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the Boards retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires additional disclosures about employers’ participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011 for public entities. Early application is permitted. An entity is required to apply the ASU retrospectively for all periods presented. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations. The disclosures required by this pronouncement can be found in Note 11 of the Notes to Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to early adopt this guidance in 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect that the adoption of these pronouncements will have a material impact on the Company’s financial condition or results of operations.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Investors Bancorp, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

(c) Management report on internal control over financial reporting.

The management of Investors Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Investors Bancorp’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This report appears on page 76.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 22, 2012, which will be filed with the SEC within 120 days from December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 22, 2012, which will be filed with the SEC within 120 days from December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 22, 2012, which will be filed with the SEC within 120 days from December 31, 2011. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 22, 2012, which will be filed with the SEC within 120 days from December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 22, 2012, which will be filed with the SEC within 120 days from December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 22, 2012, which will be filed with the SEC within 120 days from December 31, 2011.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Investors Bancorp, Inc.

Short Hills, New Jersey:

We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, the six-month period ended December 31, 2009, and for the year ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, the six-month period ended December 31, 2009, and the year ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the FASB, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Investors Bancorp, Inc.

Short Hills, New Jersey:

We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Investors Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, the six-month period ended December 31, 2009 and for the year ended June 30, 2009, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 28, 2012

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands )
ASSETS
Cash and cash equivalents	$90,139	$76,224
Securities available-for-sale, at estimated fair value (notes 4 and 9)	983,715	602,733
Securities held-to-maturity, net (estimated fair value of $311,860 and $514,223 at December 31, 2011 and 2010, respectively) (notes 4 and 9)	287,671	478,536
Loans receivable, net (note 5)	8,794,211	7,917,705
Loans held-for-sale	18,847	35,054
Stock in the Federal Home Loan Bank	116,813	80,369
Accrued interest receivable (note 6)	40,063	40,541
Other real estate owned	3,081	976
Office properties and equipment, net (note 7)	60,555	56,927
Net deferred tax asset (note 10)	133,526	128,210
Bank owned life insurance (note 1)	112,990	117,039
Intangible assets	39,225	39,004
Other assets	20,749	28,813

	$10,701,585	$9,602,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities :
Deposits (note 8)	$7,362,003	$6,774,930
Borrowed funds (note 9)	2,255,486	1,826,514
Advance payments by borrowers for taxes and insurance	43,434	34,977
Other liabilities (note 11)	73,222	64,431

Total liabilities	9,734,145	8,700,852

Commitments and contingencies (note 12)
Stockholders’ equity (notes 3 and 14):
Preferred stock, $0.01 par value, 50,000,000 authorized shares ; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 110,937,672 and 112,851,127 outstanding at December 31, 2011 and 2010, respectively	532	532
Additional paid-in capital	536,408	533,720
Retained earnings	561,596	483,269
Treasury stock, at cost; 7,082,608 and 5,169,153 shares at
December 31, 2011 and 2010, respectively	(87,375)	(62,033)
Unallocated common stock held by the employee stock ownership plan	(32,615)	(34,033)
Accumulated other comprehensive loss	(11,106)	(20,176)

Total stockholders’ equity	967,440	901,279

Total liabilities and stockholders’ equity	$10,701,585	$9,602,131

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,			Six-Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
	(Unaudited)
	(In thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$434,377	383,531	328,482	172,575	304,678
Securities:
Government-sponsored enterprise obligations	268	710	1,049	453	1,587
Mortgage-backed securities	29,341	35,857	44,690	21,431	49,531
Equity securities available-for-sale	—	—	—	—	64
Municipal bonds and other debt	5,269	4,463	5,763	1,446	8,703
Interest-bearing deposits	37	238	700	346	393
Federal Home Loan Bank stock	4,280	3,904	3,701	2,021	3,104

Total interest and dividend income	473,572	428,703	384,385	198,272	368,060

Interest expense:
Deposits (note 8)	79,889	90,811	123,002	56,577	129,362
Borrowed funds	64,599	68,482	69,094	33,894	72,562

Total interest expense	144,488	159,293	192,096	90,471	201,924

Net interest income	329,084	269,410	192,289	107,801	166,136
Provision for loan losses (note 5)	75,500	66,500	39,450	23,425	29,025

Net interest income after provision for loan losses	253,584	202,910	152,839	84,376	137,111

Non-interest income (loss):
Fees and service charges	12,530	8,757	4,660	2,938	3,174
Income on bank owned life insurance (note 1)	3,139	2,497	2,227	1,301	2,910
Gain on sales of mortgage loans, net	9,735	12,785	8,731	4,454	4,343
(Loss) gain on securities, net (note 4)(a)	(257)	35	(1,407)	(112)	(159,266)
Loss on sale of other real estate owned, net	(141)	—	—	—	—
Other income	2,198	2,451	624	426	409

Total non-interest income (loss)	27,204	26,525	14,835	9,007	(148,430)

Non-interest expenses:
Compensation and benefits (note 11)	85,688	72,953	63,055	32,713	60,085
Advertising and promotional expense	6,352	5,572	3,735	1,860	3,635
Office occupancy and equipment expense (notes 7 and 12)	26,786	19,632	13,900	7,778	11,664
Federal deposit insurance premiums	9,300	10,650	12,015	4,815	8,557
Stationery, printing, supplies and telephone	3,444	2,899	2,422	1,369	2,088
Professional fees	5,329	4,970	2,990	1,861	2,319
Data processing service fees	8,252	6,276	5,082	2,729	4,588
Other operating expenses	10,470	7,861	5,919	3,375	4,863

Total non-interest expenses	155,621	130,813	109,118	56,500	97,799

Income (loss) before income tax expense (benefit)	125,167	98,622	58,556	36,883	(109,118)
Income tax expense (benefit) (note 10)	46,281	36,603	23,444	14,321	(44,200)

Net income (loss)	$78,886	62,019	35,112	22,562	(64,918)

Basic earnings (loss) per share	0.73	0.57	0.33	0.21	(0.62)
Diluted earnings (loss) per share	0.73	0.56	0.33	0.21	(0.62)
Weighted average shares outstanding (note 18)
Basic	107,839,000	109,713,516	107,550,061	109,862,617	104,530,402
Diluted	108,044,786	109,878,252	107,618,226	109,989,048	104,530,402

(a)	Loss on securities of $35.7 million in fiscal year ended June 30, 2009 was determined to be a non-credit related other than temporary impairment charge upon the adoption of ASC 320.

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011 and 2010, Six-Months Ended December 31, 2009 and

Year ended June 30, 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at June 30, 2008	$532	514,613	486,244	(128,977)	(37,578)	(6,296)	828,538
Comprehensive income:
Net loss	—	—	(64,918)	—	—	—	(64,918)
Change in funded status of retirement obligations, net of tax benefit of $431	—	—	—	—	—	(638)	(638)
Unrealized gain on securities available-for-sale, net of tax expense of $728	—	—	—	—	—	808	808
Reclassification adjustment for losses included in net income	—	—	—	—	—	457	457

Total comprehensive loss							(64,291)

Cumulative effect of initial application of ASC 320 on other- than-temporary-impairment net of tax benefit of $14,577	—	—	21,108	—	—	(21,108)	—
Common stock issued out of treasury stock to finance acquisition (6,503,897 shares)	—	—	(42,520)	93,250	—	—	50,730
Purchase of treasury stock (947,633 shares)	—	—	—	(8,673)	—	—	(8,673)
Treasury stock allocated to restricted stock plan	—	(1,711)	(242)	1,953	—	—	—
Compensation cost for stock options and restricted stock	—	11,330	—	—	—	—	11,330
ESOP shares allocated or committed to be released	—	231	—	—	1,418	—	1,649

Balance at June 30, 2009	$532	524,463	399,672	(42,447)	(36,160)	(26,777)	819,283
Comprehensive income:
Net income	—	—	22,562	—	—	—	22,562
Change in funded status of retirement obligations, net of tax expense of $645	—	—	—	—	—	969	969
Unrealized gain on securities available-for-sale, net of tax expense of $1,875	—	—	—	—	—	2,917	2,917
Reclassification adjustment for losses included in net income, net of tax expense of $37	—	—	—	—	—	54	54
Other-than-temporary impairment accretion on debt securities, net of tax expense of $300	—	—	—	—	—	435	435

Total comprehensive income	—	—	—	—	—	—	26,937

Purchase of treasury stock (248,132 shares)	—	—	—	(2,436)	—	—	(2,436)
Treasury stock allocated to restricted stock plan	—	(50)	(23)	73	—	—	—
Compensation cost for stock options and restricted stock	—	5,708	—	—	—	—	5,708
ESOP shares allocated or committed to be released	—	12	—	—	709	—	721

Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213
Comprehensive income:
Net income	—	—	62,019	—	—	—	62,019
Change in funded status of retirement obligations, net of tax expense of $573	—	—	—	—	—	857	857
Unrealized gain on securities available-for-sale, net of tax expense of $254	—	—	—	—	—	419	419
Reclassification adjustment for gains included in net income, net of tax expense of $11	—	—	—	—	—	(15)	(15)
Other-than-temporary impairment accretion on debt securities, net of tax expense of $666	—	—	—	—	—	965	965

Total comprehensive income	—	—	—	—	—	—	64,245

Purchase of treasury stock (2,092,960 shares)	—	—	—	(24,458)	—	—	(24,458)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	9,489	—	—	—	—	9,489
ESOP shares allocated or committed to be released	—	370	—	2	1,418	—	1,790

Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279
Comprehensive income:
Net income	—	—	78,886	—	—	—	78,886
Change in funded status of retirement obligations, net of tax benefit of $1,144	—	—	—	—	—	(1,715)	(1,715)
Unrealized gain on securities available-for-sale, net of tax expense of $6,686	—	—	—	—	—	9,502	9,502
Reclassification adjustment for losses included in net income, net of tax benefit of $477	—	—	—	—	—	(691)	(691)
Other-than-temporary impairment accretion on debt securities, net of tax expense of $1,364	—	—	—	—	—	1,974	1,974

Total comprehensive income	—	—	—	—	—	—	87,956

Purchase of treasury stock (2,413,455 shares)	—	—	—	(32,489)	—	—	(32,489)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	8,738	—	—	—	—	8,738
ESOP shares allocated or committed to be released	—	538	—	—	1,418	—	1,956

Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,			Six-Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$78,886	62,019	35,112	22,562	(64,918)
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,694	11,279	13,144	6,429	12,979
Accretion of discounts and amortization of premiums on securities, net	6,078	5,009	2,464	3,242	(520)
Amortization of premiums and accretion of fees and costs on loans, net	7,008	8,366	8,914	3,564	6,599
Amortization of intangible assets	1,506	979	436	366	70
Provision for loan losses	75,500	66,500	39,450	23,425	29,025
Depreciation and amortization of office properties and equipment	6,438	4,732	3,700	1,980	2,725
Loss (gain) on securities, net	257	(35)	1,407	112	159,266
Mortgage loans originated for sale	(513,563)	(695,968)	(838,183)	(288,647)	(753,264)
Proceeds from mortgage loan sales	537,521	698,253	841,550	325,928	712,295
Gain on sales of mortgage loans, net	(7,751)	(10,296)	(6,910)	(2,633)	(4,343)
Loss (gain) on sale of REO	141	—	(38)	(38)	—
Gain on sale of branches	(72)	—	—	—	—
Gain on bargain purchase	—	(1,846)	—	—	—
Income on bank owned life insurance	(3,139)	(2,497)	(2,227)	(1,301)	(2,910)
Decrease (increase) in accrued interest receivable	478	(2,913)	(1,559)	349	(7,123)
Deferred tax benefit	(11,607)	(14,441)	(2,615)	(1,545)	(67,231)
Decrease (increase) in other assets	6,161	5,886	(31,475)	(33,464)	2,198
Increase (decrease) in other liabilities	5,956	28,445	(11,647)	(19,394)	14,232

Total adjustments	121,606	101,453	16,411	18,373	103,998

Net cash provided by operating activities	200,492	163,472	51,523	40,935	39,080

Cash flows from investing activities:
Purchases of loans receivable	(710,880)	(1,070,203)	(894,989)	(452,295)	(1,264,804)
Net (originations) repayments of loans receivable	(272,920)	(308,379)	300,768	(66,342)	226,936
Net proceeds from sale of foreclosed real estate	1,258	—	106	106	—
Proceeds from sale of loans held for investment	23,266	2,984	21,178	21,178	—
Gain on disposition of loans held for investment	(1,984)	(2,489)	(1,820)	(1,820)	—
Mortgage-backed securities available-for-sale received in like-kind exchange	—	—	3,911	—	—
Purchases of mortgage-backed securities held-to-maturity	—	(3,690)	—	—	—
Purchases of debt securities held-to-maturity	(11,966)	(3,884)	—	—	—
Purchases of mortgage-backed securities available-for-sale	(604,651)	(343,073)	(283,942)	(179,756)	(104,186)
Purchases of other investments available-for-sale	—	(150)	(250)	(250)	(100)
Purchase of US Government and Agency Obligations held-to-maturity	—	—	(109,997)	—	(109,997)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	160,981	247,896	251,965	125,721	221,680
Proceeds from calls/maturities on debt securities held-to-maturity	27,120	2,415	2,601	2,660	19,553
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	191,918	168,052	96,658	61,110	56,345
Proceeds from sales of mortgage-backed securities held-to-maturity	21,355	—	—	—	—
Proceeds from sales of mortgage-backed securities available-for-sale	36,972	12,004	—	—	—
Proceeds from maturities of US Government and Agency Obligations available-for-sale	—	25,000	5,000	5,000	—
Proceeds from maturities of US Government and Agency Obligations held-to-maturity	—	170	120,275	155	120,120
Redemption of equity securities available-for-sale	176	—	(3,911)	—	863
Proceeds from redemptions of Federal Home Loan Bank stock	215,280	42,323	33,527	10,756	53,349
Purchases of Federal Home Loan Bank stock	(251,724)	(56,490)	(10,627)	(4,905)	(61,950)
Purchases of office properties and equipment	(10,550)	(10,393)	(9,372)	(5,122)	(9,055)
Death benefit proceeds from bank owned life insurance	7,188	—	—	—	—
Cash consideration paid for acquisitions, net of cash received	—	629,081	216,719	220,944	(4,225)
Cash paid, net of consideration received for branch sale	(64,612)	—	—	—	—

Net cash used in investing activities	(1,243,773)	(668,826)	(262,200)	(262,860)	(855,471)

Cash flows from financing activities:
Net increase in deposits	652,256	301,156	862,280	107,387	1,017,256
Net decrease in funds borrowed under short-term repurchase agreements	—	—	—	—	(25,000)
Proceeds from funds borrowed under other repurchase agreements	—	—	35,000	—	90,000
Repayments of funds borrowed under other repurchase agreements	(250,000)	(250,000)	(195,000)	(110,000)	(205,000)
Net increase (decrease) in other borrowings	678,972	475,972	(444,750)	(20,013)	235,249
Net increase in advance payments by borrowers for taxes and insurance	8,457	5,302	5,879	2,836	3,299
Purchase of treasury stock	(32,489)	(24,458)	(5,818)	(2,436)	(4,479)

Net cash provided by (used in) financing activities	1,057,196	507,972	257,591	(22,226)	1,111,325

Net increase (decrease) in cash and cash equivalents	13,915	2,618	46,914	(244,151)	294,934
Cash and cash equivalents at beginning of year	76,224	73,606	26,692	317,757	22,823

Cash and cash equivalents at end of year	$90,139	76,224	73,606	73,606	317,757

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$3,504	976	68	68	—
Cash paid during the year for:
Interest	$144,986	160,024	194,010	91,055	201,081
Income taxes	$58,618	53,670	28,748	14,574	22,989
Fair value of assets acquired	$—	2,742	631,077	2,230	628,847
Goodwill and core deposit intangible	$—	1,981	26,399	4,850	21,549
Liabilities assumed	$—	633,804	823,464	228,024	595,440
Common stock issued for American Bancorp of NJ acquisition	$—	—	50,730	—	50,730

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiaries (collectively, the Company) conform to U.S. generally accepted accounting principles, or GAAP, and are used in preparing and presenting these consolidated financial statements:

(a)	Basis of Presentation

The consolidated financial statements are composed of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the consolidated financial statements to conform with current year classifications.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimate of our allowance for loan losses, the valuation of mortgage servicing rights (MSR), the valuation of deferred tax assets, impairment judgments regarding goodwill, and fair value and impairment of securities are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Business

Investors Bancorp, Inc.’s primary business is holding the common stock of the Bank and a loan to the Investors Bank Employee Stock Ownership Plan.

The Bank provides banking services to customers primarily through branch offices in New Jersey and New York. The Bank is subject to competition from other financial institutions and is subject to the regulations of certain federal and state regulatory authorities and undergoes periodic examinations by those regulatory authorities.

(b)	Cash Equivalents

Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $11.8 million at December 31, 2011, $5.2 million at December 31, 2010 and $2.0 million at December 31, 2009.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

The Company periodically evaluates the security portfolio for other-than-temporary impairment. Other-than-temporary impairment means the Company believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. As a result of the Company’s adoption of new authoritative guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities” on April 1, 2009, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, the Company has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss. Prior to the Company’s adoption of the new authoritative guidance, total other-than-temporary impairment losses (i.e., both credit and non-credit losses) on debt securities were recognized through earnings with an offset to reduce the amortized cost basis of the applicable debt securities by their entire impairment amount.

To determine whether a security’s impairment is other-than-temporary, the Company considers factors that include, the duration and severity of the impairment; the Company’s ability and intent to hold equity security investments until they recover in value (as well as the likelihood of such a recovery in the near term); the Company’s intent to sell security investments; and whether it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have been or may be impaired.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial real estate, multi-family and construction loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other loans if management has specific information of a collateral shortfall. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.

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

December 31, 2011, 2010 and 2009 and June 30, 2009

(f)	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of New York (FHLB), is required to hold shares of capital stock of the FHLB based on our activities, primarily our outstanding borrowings, with the FHLB. The stock is carried at cost, less any impairment.

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

Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $105.9 million at December 31, 2011 and $108.6 million at December 31, 2010, claims stabilization reserve of $7.0 million at December 31, 2011 and $8.1 million at December 31, 2010, and deferred acquisition costs of $85,000 at December 31, 2011 and $342,000 at December 31, 2010. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at December 31, 2011 and 2010.

(i)	Intangible Assets

Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.

At December 31, 2011, the carrying amount of our goodwill totaled $22.0 million. As discussed further in note 18, we early adopted the FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2011, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.

Mortgage Servicing Rights. The Company recognizes as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial asset recognized for originated mortgage servicing rights (“MSR”) is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold with servicing released. MSR are amortized in proportion to and over the period of estimated net

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(m)	Employee Benefits

The Company has a defined benefit pension plan which covers all employees who satisfy the eligibility requirements. The Company participates in a multiemployer plan. Costs of the pension plan are based on the contributions required to be made to the plan.

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

Basic earnings per common share, or EPS, are computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the weighted-average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock and unallocated shares held by the ESOP. For EPS calculations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(2)	Business Combinations

On January 6, 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. (“BFSB”), the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with approximately $440 million in assets, $380 million in deposits and five full-service branches in Brooklyn and Long Island. The acquisition was accounted for under the purchase method of accounting as prescribed by ASC 805. Accordingly, BFSB’s results of operations will be included in the Company’s results of operations as of the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired will be recorded as goodwill. The purchase price of $10.3 million was paid through a combination of the Company’s common stock (551,862 shares) and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into the Bank as of the acquisition date. In a separate transaction the Company sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012.

On October 15, 2010, the Company completed the acquisition of Millennium bcpbank (“Millennium”) deposit franchise. In this transaction the Company acquired approximately $600 million of deposits and seventeen branch offices in New Jersey, New York and Massachusetts for a deposit premium of 0.11%. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805, “Business Combinations,” as amended. The transaction resulted in a bargain purchase gain of $1.8 million, net of tax. In a separate transaction the Company purchased a portion of Millennium’s performing loan portfolio and entered into a Loan Servicing Agreement to service those loans it did not purchase. Upon acquisition, the Company entered into a definitive agreement with a third party to sell the four Massachusetts branch offices with deposits of approximately $65 million, will be sold for a premium of 0.11%. The sale of these branches closed on May 6, 2011 resulting in a gain of $72,000.

On October 16, 2009, the Company completed the acquisition of six New Jersey bank branches and approximately $227.0 million of deposits from Banco Popular North America. The acquisition was accounted for under the acquisition method of accounting as prescribed by ASC 805. The Company did not purchase any loans as part of the transaction. The transaction generated approximately $4.9 million in goodwill.

On May 31, 2009, the Company completed the acquisition of American Bancorp of New Jersey, Inc. (“American”), the holding company of American Bank of New Jersey, a federal savings bank with approximately $670 million in assets and five full-service branches in northern New Jersey. The acquisition was accounted for under the purchase method of accounting as prescribed by ASC 805. Accordingly, American’s results of operations have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill. The purchase price of $98.2 million was paid through a combination of the Company’s common stock (6,503,897 shares) and cash of $47.5 million. The transaction generated approximately $17.6 million in goodwill and $3.9 million in core deposit intangibles subject to amortization beginning June 1, 2009. American Bank was merged into the Bank as of the acquisition date.

(3)	Stock Transactions

Stock Offering

The Company completed its initial public stock offering on October 11, 2005 selling 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Bank Employee Stock Ownership Plan. Upon completion of the initial public

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

offering, Investors Bancorp, MHC, a New Jersey chartered mutual holding company held 64,844,373 shares, or 54.94% of the Company’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, the Company contributed $5.2 million in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to Investors Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million. Net proceeds from the initial offering were $509.7 million. The Company contributed $255.0 million of the net proceeds to the Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.

Stock Repurchase Programs

On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. Under the stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,248,912 shares yet to be purchased as of December 31, 2011. During the year ended December 31, 2011, the Company purchased 2,413,455 shares at a cost of $32.5 million, or approximately $13.46 per share. Of the shares purchased through December 31, 2011, 2,928,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

(4)	Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities are as follows:

	At December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available-for-sale:
Equity securities	$1,941	24	—	1,965
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	389,295	6,194	7	395,482
Federal National Mortgage Association	557,746	10,261	89	567,918
Government National Mortgage Association	7,212	101	—	7,313
Non-agency securities	10,782	255	—	11,037

Total mortgage-backed securities available-for-sale	965,035	16,811	96	981,750

Total available-for-sale	966,976	16,835	96	983,715

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	174	1	—	175
Municipal bonds	18,001	846	—	18,847
Corporate and other debt securities	25,511	13,846	2,651	36,706

Total debt securities held-to-maturity	43,686	14,693	2,651	55,728

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	112,540	4,878	21	117,397
Federal National Mortgage Association	103,823	6,764	—	110,587
Government National Mortgage Association	1,382	203	—	1,585
Federal housing authorities	2,077	60	—	2,137
Non-agency securities	24,163	302	39	24,426

Total mortgage-backed securities held-to-maturity	243,985	12,207	60	256,132

Total held-to-maturity	287,671	26,900	2,711	311,860

Total securities	$1,254,647	43,735	2,807	1,295,575

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

	At December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Available-for-sale:
Equity securities	$2,025	207	—	2,232
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	248,403	3,485	3,553	248,335
Federal National Mortgage Association	306,745	4,297	2,085	308,957
Government National Mortgage Association	9,202	243	—	9,445
Non-agency securities	34,640	532	1,408	33,764

Total mortgage-backed securities available for sale	598,990	8,557	7,046	600,501

Total securities available-for-sale	601,015	8,764	7,046	602,733

Held-to-maturity:
Debt securities:
Government Sponsored Enterprises	15,200	246	—	15,446
Municipal bonds	13,951	46	90	13,907
Corporate and other debt securities	23,552	19,330	1,593	41,289

Total debt securities held-to-maturity	52,703	19,622	1,683	70,642

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	210,544	7,964	278	218,230
Federal National Mortgage Association	166,251	9,218	13	175,456
Government National Mortgage Association	3,243	287	—	3,530
Federal housing authorities	2,324	152	—	2,476
Non-agency securities	43,471	573	155	43,889

Total mortgage-backed securities held-to-maturity	425,833	18,194	446	443,581

Total securities held-to-maturity	478,536	37,816	2,129	514,223

Total securities	$1,079,551	46,580	9,175	1,116,956

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. The current mortgage market conditions reflecting credit quality concerns have not had a significant impact on our non-GSE securities. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices. See note 13 for further discussion on the valuation of securities.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010, was as follows:

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
			(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,485	7	—	—	3,485	7
Federal National Mortgage Association	27,400	89	—	—	27,400	89

Total mortgage-backed securities available-for-sale	30,885	96	—	—	30,885	96

Total available-for-sale	30,885	96	—	—	30,885	96

Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,140	523	635	2,128	1,775	2,651

Total debt securities held-to-maturity	1,140	523	635	2,128	1,775	2,651

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,764	21	—	—	1,764	21
Non-agency securities	2,312	39	—	—	2,312	39

Total mortgage-backed securities held-to-maturity	4,076	60	—	—	4,076	60

Total held-to-maturity	5,216	583	635	2,128	5,851	2,711

Total	$36,101	679	635	2,128	36,736	2,807

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$99,704	3,553	—	—	99,704	3,553
Federal National Mortgage Association	134,853	2,085	—	—	134,853	2,085
Non-agency securities	—	—	12,226	1,408	12,226	1,408

Total mortgage-backed securities available-for-sale	234,557	5,638	12,226	1,408	246,783	7,046

Total available-for-sale	234,557	5,638	12,226	1,408	246,783	7,046

Held-to-maturity:
Debt securities:
Municipal bonds	—	—	7,699	90	7,699	90
Corporate and other debt securities	185	806	825	787	1,010	1,593

Total debt securities held-to-maturity	185	806	8,524	877	8,709	1,683

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	2,034	8	20,413	270	22,447	278
Federal National Mortgage Association	—	—	2,067	13	2,067	13
Non-agency securities	2,960	149	4,558	6	7,518	155

Total mortgage backed securities held-to-maturity	4,994	157	27,038	289	32,032	446

Total held-to-maturity	5,179	963	35,562	1,166	40,741	2,129

Total	$239,736	6,601	47,788	2,574	287,524	9,175

The gross unrealized losses in our corporate and other debt securities accounted for 94.4% of the gross unrealized losses at December 31, 2011. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 33 pooled trust preferred securities (“TruPS”), principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to the adverse economic conditions, all of these securities have been downgraded below investment grade and as of December 31, 2011, 10 of the securities were in an unrealized loss position (See OTTI for further discussion). At December 31, 2011, the amortized cost and estimated fair values of the trust preferred portfolio was $25.5 million and $36.7 million, respectively. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The following table summarizes the Company’s pooled trust preferred securities which are at least one rating below investment grade as of December 31, 2011. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s )

Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$218.1	$290.3	$72.2	32	9.87%	16.69%	0.00%	Ca / C
Alesco PF III	B1	475.3	785.5	310.2	34	12.61%	14.32%	0.00%	Ca / C
Alesco PF III	B2	190.3	314.2	123.9	34	12.61%	14.32%	0.00%	Ca / C
Alesco PF IV	B1	281.7	42.8	(238.9)	41	3.35%	23.81%	0.00%	C / C
Alesco PF VI	C2	427.0	939.0	512.0	45	2.89%	20.98%	0.00%	Ca / C
MM Comm III	B	706.0	2,675.3	1,969.3	6	26.67%	13.99%	12.84%	Ba1 /CC
MM Comm IX	B1	63.5	14.9	(48.6)	16	30.83%	27.80%	0.00%	Ca / D
MMCaps XVII	C1	1,020.6	1,568.0	547.4	39	10.55%	14.64%	0.00%	Ca / C
MMCaps XIX	C	425.9	11.0	(414.9)	29	25.88%	24.43%	0.00%	C / C
Tpref I	B	1,333.7	1,940.3	606.6	11	45.69%	14.06%	0.00%	Ca / D
Tpref II	B	2,846.5	3,764.8	918.3	18	29.81%	19.23%	0.00%	Caa3 / C
US Cap I	B2	646.4	1,162.8	516.4	31	8.83%	15.41%	0.00%	Caa1 / C
US Cap I	B1	1,918.9	3,488.4	1,569.5	31	8.83%	15.41%	0.00%	Caa1 / C
US Cap II	B1	970.6	1,908.5	937.9	41	12.73%	14.39%	0.00%	Ca / C
US Cap III	B1	1,138.0	1,788.3	650.3	34	16.69%	13.28%	0.00%	Ca / C
US Cap IV	B1	849.0	46.0	(803.0)	45	31.71%	24.31%	0.00%	C / D
Trapeza XII	C1	1,129.2	710.7	(418.5)	33	22.87%	18.64%	0.00%	C / C
Trapeza XIII	C1	1,081.1	1,331.0	249.9	44	17.80%	21.06%	0.00%	Ca / C
Pretsl XXIII	A1	742.7	1,393.1	650.4	66	19.86%	21.80%	31.40%	Ba1 / BB
Pretsl XXIV	A1	2,402.1	4,125.5	1,723.4	64	24.25%	20.91%	24.85%	Baa3 / BB
Pretsl IV	Mez	123.1	109.4	(13.7)	5	18.05%	20.63%	19.00%	Ca / CCC
Pretsl V	Mez	10.6	14.7	4.1	0	65.46%	0.00%	0.00%	Caa3 / D
Pretsl VII	Mez	1,151.3	1,656.0	504.7	7	35.55%	57.85%	0.00%	Ca / C
Pretsl XV	B1	735.1	1,088.1	353.0	54	20.26%	18.05%	0.00%	C / C
Pretsl XVII	C	451.5	311.3	(140.2)	35	20.02%	21.79%	0.00%	Ca / C
Pretsl XVIII	C	1,010.5	1,455.8	445.3	56	18.79%	12.70%	0.00%	Ca / C
Pretsl XIX	C	410.4	319.8	(90.6)	51	20.08%	17.52%	0.00%	C / C
Pretsl XX	C	218.0	85.3	(132.7)	43	21.35%	22.36%	0.00%	C / C
Pretsl XXI	C1	378.5	533.9	155.4	50	18.73%	23.29%	0.00%	C / C
Pretsl XXIII	A-FP	1,221.4	2,067.2	845.8	100	18.86%	15.49%	18.28%	B1 / B
Pretsl XXIV	C1	472.9	123.5	(349.4)	64	24.25%	20.91%	0.00%	C / C
Pretsl XXV	C1	224.2	277.4	53.2	54	22.51%	19.91%	0.00%	C / C
Pretsl XXVI	C1	237.1	363.8	126.7	55	22.09%	17.21%	0.00%	C / C

		$25,511.2	$36,706.6	$11,195.4

(1)	At December 31, 2011, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 7.0%.
(2)	At December 31, 2011, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.4% to 12.2%.
(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to pay off a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

A portion of the Company’s securities are pledged to secure borrowings. See Note 9 for additional information.

The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer. The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below.

	December 31, 2011
	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$11,966	11,966
Due after one year through five years	885	959
Due after five years through ten years	194	195
Due after ten years	30,641	42,608

Total	$43,686	55,728

Other-Than-Temporary Impairment (“OTTI”)

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

Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At December 31, 2011, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the year ended December 31, 2011. At December 31, 2011, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $30.0 million ($17.7 million after-tax).

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Year Ended December 31,			Six-Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
	(In thousands)
Balance of credit related OTTI, beginning of period	$119,809	121,033	—	121,033	—
Additions:
Initial credit impairments	—	—	121,033	—	121,033
Subsequent credit impairments	—	—	1,300	—	1,300
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(2,806)	(1,224)	(1,300)	—	(1,300)

Balance of credit related OTTI, end of period	$117,003	119,809	121,033	121,033	121,033

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

Realized Gains and Losses

For the year ended December 31, 2011, proceeds from sales of securities from the available-for-sale portfolio were $37.0 million which resulted in gross realized gains and gross realized losses of $951,000 and $2.1 million, respectively. The $2.1 million in gross realized losses was due to the sale of non-agency mortgage backed securities with a book value of $18.7 million. These non-agency mortgage backed securities were sold due to ongoing credit concerns of the underlying investments as the securities were downgraded by the rating agencies and to mitigate the risk of potential downward earnings trends. The Company continues to hold $35.2 million of non-agency mortgage backed securities, of which $29.3 million are rated AAA and $5.9 million are rated AA as of December 31, 2011. All of these securities are performing under contractual terms.

For the year ended December 31, 2011, proceeds from sales of securities from the held-to-maturity portfolio were $21.4 million which resulted in gross realized gains and gross realized losses of $925,000 and $104,000, respectively. Sales from the held-to-maturity portfolio, which had a book value of $20.5 million, met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. In addition, the Company realized a $92,000 gain on capital distributions of equity securities and a $3,000 loss on the call of debt securities for the year ended December 31, 2011.

For the year ended December 31, 2010, proceeds from sales of securities from the available-for-sale portfolio were $12.0 million, which resulted in gross realized gains and gross realized losses of $284,000 and $258,000, respectively. In addition, the Company realized a $30,000 loss on paydowns of securities previously written down through OTTI and gross realized gains and gross realized losses of $56,000 and $14,000, respectively, on capital funds. There were no sales from the available-for-sale portfolio during the six month period ended December 31, 2009 and for the year ended June 30, 2009.

There were no sales from the held-to-maturity portfolio during the years ended December 31, 2010 and 2009, the six month period ended December 31, 2009 and for the year ended June 30, 2009; however, the Company realized a $3,000 loss on the call of debt securities for the year ended December 31, 2010.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(5)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Residential mortgage loans	$5,034,161	4,939,244
Multi-family loans	1,816,118	1,161,874
Commercial real estate loans	1,418,636	1,225,256
Construction loans	277,625	347,825
Consumer and other loans	242,227	259,757
Commercial and industrial loans	106,299	60,903

Total loans	8,895,066	7,994,859

Net unamortized premiums and deferred loan costs	16,387	13,777
Allowance for loan losses	(117,242)	(90,931)

Net loans	$8,794,211	7,917,705

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

An analysis of the allowance for loan losses is as follows:

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
	(In thousands)
Balance at beginning of year	$90,931	55,052	26,549	46,608	13,565

Loans charged off	(50,187)	(30,829)	(15,034)	(15,025)	(25)
Recoveries	998	208	44	44	—

Net charge-offs	(49,189)	(30,621)	(14,990)	(14,981)	(25)
Allowance from acquisition	—	—	4,043	—	4,043
Provision for loan losses	75,500	66,500	39,450	23,425	29,025

Balance at end of year	$117,242	90,931	55,052	55,052	46,608

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

The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a TDR, and other loans if management has specific information of a collateral shortfall. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company also considers whether residential loans are fixed or adjustable rate. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

On a quarterly basis, management’s Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance or charge-off if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

Management believes the potential risk for outdated appraisals for impaired and other non-performing loans has been mitigated due to the fact that the loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt.

Our allowance for loan losses reflects probable losses considering, among other things, the continued adverse economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.

Based on changing loss experience and the evaluation of the risks in our portfolio during the year we changed certain loss factors used in the quantitative analysis of the allowance for loan losses for certain segments of the portfolio, as well as for certain risk ratings. This adjustment in our loss factors did not have a material effect on the ultimate level of our allowance for loan losses or our provision for loan losses during 2011. Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if the current economic environment continues or deteriorates. Management uses the best information available; however, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010.

	December 31, 2011
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance- December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(9,304)	(363)	(7,637)	(30,548)	(1,621)	(714)	—	(50,187)
Recoveries	388	19	—	576	13	2	—	998
Provision	20,874	3,753	22,152	18,142	3,096	1,181	6,302	75,500

Ending balance- December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242

Balance at December 31, 2011 Individually evaluated for impairment	$1,605	—	—	5,800	—	—	—	7,405
Collectively evaluated for impairment	30,842	13,863	30,947	17,039	3,677	1,335	12,134	109,837
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242

Loans:
Balance at December 31, 2011
Individually evaluated for impairment	$8,465	—	2,268	59,971	—	—	—	70,704
Collectively evaluated for impairment	5,025,367	1,816,118	1,415,821	217,654	106,299	242,227	—	8,823,486
Loans acquired with deteriorated credit quality	329	—	547	—	—	—	—	876

	$5,034,161	1,816,118	1,418,636	277,625	106,299	242,227	—	8,895,066

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

	December 31, 2010
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance- December 31, 2009	$13,741	3,227	10,208	25,194	558	510	1,614	55,052
Charge-offs	(6,432)	(829)	(98)	(23,160)	(269)	(41)	—	(30,829)
Recoveries	124	—	—	83	1	—	—	208
Provision	13,056	8,056	6,322	32,552	1,899	397	4,218	66,500

Ending balance- December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931

Balance at December 31, 2010 Individually evaluated for impairment	$1,214	—	—	3,775	—	—	—	4,989
Collectively evaluated for impairment	19,275	10,454	16,432	30,894	2,189	866	5,832	85,942
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931

Loans:
Balance at December 31, 2010 Individually evaluated for impairment	$4,822	—	—	64,453	—	—	—	69,275
Collectively evaluated for impairment	4,933,813	1,161,874	1,223,479	276,306	60,798	259,548	—	7,915,818
Loans acquired with deteriorated credit quality	609	—	1,777	7,066	105	209	—	9,766

	$4,939,244	1,161,874	1,225,256	347,825	60,903	259,757	—	7,994,859

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,925,384	27,930	80,847	—	—	5,034,161
Multi-family	1,777,434	16,053	22,631	—	—	1,816,118
Commercial real estate	1,390,725	8,596	19,315	—	—	1,418,636
Construction	173,392	18,103	81,267	4,863	—	277,625
Commercial and industrial	90,903	9,933	5,463	—	—	106,299

Total	$8,357,838	80,615	209,523	4,863	—	8,652,839

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,865,594	—	31,446	42,204	—	4,939,244
Multi-family	1,122,102	2,202	37,570	—	—	1,161,874
Commercial real estate	1,183,831	16,616	24,809	—	—	1,225,256
Construction	143,669	32,185	162,255	9,716	—	347,825
Commercial and industrial	54,068	465	6,370	—	—	60,903

Total	$7,369,264	51,468	262,450	51,920	—	7,735,102

Consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. At December 31, 2011 there were $242.2 million of consumer and other loans, of which $1.0 million were on non-accrual status. At December 31, 2010 there were $259.8 million of consumer and other loans, of which $1.0 million were on non-accrual status.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The following table presents the payment status of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans:

	December 31, 2011
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
			(in thousands)
Residential mortgage	$18,083	9,847	81,032	108,962	4,925,199	5,034,161
Multi-family	796	6,180	—	6,976	1,809,142	1,816,118
Commercial real estate	1,492	—	73	1,565	1,417,071	1,418,636
Construction	674	8,068	40,362	49,104	228,521	277,625
Commercial and industrial	—	—	—	—	106,299	106,299
Consumer and other	1,033	173	1,009	2,215	240,012	242,227

Total	$22,078	24,268	122,476	168,822	8,726,244	8,895,066

	December 31, 2010
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
			(in thousands)
Residential mortgage	$16,510	11,890	73,650	102,050	4,837,194	4,939,244
Multi-family	4,678	12,898	2,748	20,324	1,141,550	1,161,874
Commercial real estate	709	502	3,899	5,110	1,220,146	1,225,256
Construction	—	7,850	82,735	90,585	257,240	347,825
Commercial and industrial	150	640	1,829	2,619	58,284	60,903
Consumer and other	1,260	196	1,033	2,489	257,268	259,757

Total	$23,307	33,976	165,894	223,177	7,771,682	7,994,859

The following table presents non-accrual loans at the dates indicated:

	December 31, 2011		December 31, 2010
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	321	$85,065	263	$74,683
Construction	15	57,070	26	82,735
Multi-family	—	—	3	2,748
Commercial real estate	1	73	8	3,899
Commercial and industrial	—	—	5	1,829

Total Non-accrual Loans	337	$142,208	305	$165,894

Based on management’s evaluation, at December 31, 2011, the Company classified 9 TDR loans totaling $11.8 million that were current as non-accrual and an $8.1 million construction loan that was 60-89 days delinquent as non-accrual. The Company has no loans past due 90 days or more that are still accruing interest.

During 2011, the Company elected to sell twenty-three non-accrual commercial real estate loans on a bulk basis for $10.0 million. In connection with the disposition of these loans, the Company recorded charge-offs of $10.6 million during the fourth quarter of 2011.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

During the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the year ended June 30, 2009, the total amount of interest income received on non-accrual loans totaled $3.4 million, $1.9 million, $2.0 million (unaudited), $1.0 million, and $1.1 million, respectively, and the additional interest income on non-accrual loans that would have been recognized if interest on all such loans had been recorded based upon the original contract terms totaled $10.3 million, $8.1 million, $4.9 million (unaudited), $2.3 million, and $7.5 million, respectively.

At December 31, 2011 and 2010 loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $70.7 million, and $69.3 million, respectively, with allocations of the allowance for loan losses of $7.4 million, and $5.0 million, respectively. During the years ended December 31, 2011, 2010 and 2009, six month period ended December 31, 2009 and the year ended June 30, 2009, interest income received and recognized on these loans totaled $1.9 million, $206,000, $1.8 million (unaudited) $680,000 and $534,000, respectively. The average balance of impaired loans was $74.2 million, $54.8 million, $50.0 million (unaudited), $58.2 million and $48.2 million during the years ended December 31, 2011, 2010 and 2009, six month period ended December 31, 2009 and year ended June 30, 2009, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010:

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$114	114	—	126	5
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	1,180	136
Construction loans	43,590	79,187	—	26,463	1,069
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

With an allowance recorded:
Residential mortgage	8,351	8,351	1,605	5,910	327
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	1,361	—
Construction loans	16,381	16,381	5,800	39,115	400
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total:
Residential mortgage	8,465	8,465	1,605	6,036	332
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	2,541	136
Construction loans	59,971	95,568	5,800	65,578	1,469
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total impaired loans	$70,704	106,301	7,405	74,155	1,937

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$288	288	—	72	8
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	26,146	42,936	—	11,118	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

With an allowance recorded:
Residential mortgage	4,534	4,534	1,214	2,167	176
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	38,307	46,557	3,775	41,432	22
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total:
Residential mortgage	4,822	4,822	1,214	2,239	184
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction loans	64,453	89,493	3,775	52,550	22
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total impaired loans	$69,275	94,315	4,989	54,789	206

The average recorded investment is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the interest income recognized during the year on a cash basis.

During the year ended June 30, 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.14 billion, $979.8 million, $620.4 million, $365.7 million and $62.6 million at December 31, 2011, December 31, 2010, December 31, 2009, and June 30, 2009, respectively, all of which relate to residential mortgage loans. At December 31, 2011 and 2010, the servicing asset, included in intangible assets, had an estimated fair value of $10.8 million and $9.3 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 9%, a weighted average constant prepayment rate on mortgages of 14.9% and a weighted average life of 4.8 years.

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

December 31, 2011, 2010 and 2009 and June 30, 2009

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

As a result of the adoption of ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company reassessed all restructurings which occurred on or after January 1, 2011 for identification as TDRs and has concluded that there were no additional TDRs identified that have not been previously disclosed.

The following table presents the total troubled debt restructured loans at December 31, 2011:

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	13	$5,297	7	$3,168	20	$8,465
Commercial real estate	1	2,268	—	—	1	2,268
Construction	1	2,900	2	8,640	3	11,540

	15	$10,465	9	$11,808	24	$22,273

The following table presents information about troubled debt restructurings which occurred during the year ended December 31, 2011:

	Year ended December 31, 2011
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	7	$3,735	$3,725
Multi-family	—	—	—
Commercial real estate	1	2,268	2,268
Construction	3	12,067	11,635
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Post-modification recorded investment represents the balance immediately following modification. Commercial real estate loan modifications during the year ended December 31, 2011, primarily involved the extension of loan maturities to enable the completion and sale of respective projects by the borrowers.

All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $110,000 in charges-offs for collateral dependant TDRs during the year ended December 31, 2011. The allowance for loan losses associated with the TDRs presented in the above tables, totaled $5.2 million at December 31, 2011, and was included in the allowance for loan losses for loans individually evaluated for impairment.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The residential TDRs had a weighted average modified interest rate of approximately 4.55% as compared to a yield of 6.01% prior to modification for the year ended December 31, 2011, respectively. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. The commercial real estate TDRs had a weighted average modified interest rate of approximately 5.5% as compared to a yield of 6.36% prior to modification for the year ended December 31, 2011, respectively.

For the year ended December 31, 2011, there was 1 residential TDR totaling $144,000 modified in the previous 12 months for which there was a payment default.

(6)	Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Securities	$4,697	4,221
Loans Receivable	35,366	36,320

	$40,063	40,541

(7)	Office Properties and Equipment, Net

Office properties and equipment are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Land	$9,087	9,339
Office buildings	21,647	24,499
Leasehold improvements	26,726	23,449
Furniture, fixtures and equipment	20,375	22,253
Construction in process	6,726	1,653

	84,561	81,193

Less accumulated depreciation and amortization	24,006	24,266

	$60,555	56,927

Depreciation and amortization expense for the year ended December 31, 2011, 2010 and 2009, six month period ended December 31, 2009 and year ended June 30, 2009 was $6.4 million, $4.7 million, $3.7 million (unaudited), $2.0 million, and $2.7 million, respectively.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(8)	Deposits

Deposits are summarized as follows:

	December 31,
	2011			2010
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(Dollars in thousands)
Savings	0.64%	$1,270,197	17.25%	0.93%	$1,135,091	16.75%
Checking accounts	0.32%	1,633,703	22.19%	0.37%	1,367,282	20.18%
Money market deposits	0.67%	1,116,205	15.16%	0.81%	832,514	12.29%

Total transaction accounts	0.52%	4,020,105	54.61%	0.65%	3,334,887	49.22%
Certificates of deposit	1.57%	3,341,898	45.39%	1.78%	3,440,043	50.78%

Total deposits	1.00%	$7,362,003	100.00%	1.22%	$6,774,930	100.00%

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2011	2010
	(In thousands)
Within one year	$2,258,336	2,205,311
One to two years	552,190	989,792
Two to three years	150,430	86,884
Three to four years	101,652	80,851
After four years	279,290	77,205

	$3,341,898	3,440,043

The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.41 billion and $1.25 billion at December 31, 2011 and December 31, 2010.

Interest expense on deposits consists of the following:

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
	(Unaudited)
	(In thousands)
Savings	$9,713	13,958	14,533	7,615	10,568
Checking accounts	5,999	6,406	13,252	4,426	11,668
Money market deposits	7,275	7,299	7,834	4,392	6,466
Certificates of deposit	56,902	63,148	87,383	40,144	100,660

	$79,889	90,811	123,002	56,577	129,362

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(9)	Borrowed Funds

Borrowed funds are summarized as follows:

	December 31,
	2011		2010
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$110,000	3.77%	$110,000	3.77%
Other brokers	140,000	4.00%	390,000	4.64%

Total funds borrowed under repurchase agreements	250,000	3.90%	500,000	4.45%
Other borrowed funds:
FHLB advances	2,005,486	2.68%	1,326,514	3.09%

Total borrowed funds	$2,255,486	2.81%	$1,826,514	3.47%

Borrowed funds had scheduled maturities as follows:

	December 31
	2011		2010
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Within one year	$760,486	2.12%	$751,000	3.11%
One to two years	240,000	3.90%	380,514	3.92%
Two to three years	105,000	3.08%	240,000	3.90%
Three to four years	300,000	3.50%	105,000	3.08%
Four to five years	325,000	2.79%	300,000	3.50%
After five years	525,000	2.90%	50,000	3.86%

Total borrowed funds	$2,255,486	2.81%	$1,826,514	3.47%

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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Amortized cost of collateral:
Debt securities	$—	15,000
Mortgage-backed securities	316,565	715,612

Total amortized cost of collateral	$316,565	730,612

Fair value of collateral:
Debt securities	$—	15,245
Mortgage-backed securities	330,315	736,302

Total fair value of collateral	$330,315	751,547

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.

During the years ended December 31, 2011, 2010 and 2009, six month period ended December 31, 2009 and year ended June 30, 2009, the maximum month-end balance of the repurchase agreements was $500.0 million, $675.0 million, $910.0 million (unaudited), $860.0 million and $960.0 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2011, 2010 and 2009, six month period ended December 31, 2009 and year ended June 30, 2009, was $347.3 million, $611.4 million, $857.0 million (unaudited) and $823.6 million, respectively, and the average interest rate was 4.26%, 4.46%, 4.36% (unaudited) and 4.43%, respectively.

At December 31, 2011, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2011 our borrowing capacity at the FHLB was $4.21 billion, of which $2.12 billion was outstanding. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 40 basis points) and re-price daily. In addition, the Bank had a 12-month commitment for overnight with other institutions totaling $50.0 million, of which no balance was outstanding at December 31, 2011.

(10)	Income Taxes

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
	(In thousands)
Current tax expense:
Federal	$54,258	48,622	26,027	15,850	22,925
State	3,630	2,422	32	16	106

	57,888	51,044	26,059	15,866	23,031

Deferred tax (benefit) expense:
Federal	(11,550)	(15,757)	(8,001)	(4,935)	(57,386)
State	(57)	1,316	5,386	3,390	(9,845)

	(11,607)	(14,441)	(2,615)	(1,545)	(67,231)

Total income tax expense (benefit)	$46,281	36,603	23,444	14,321	(44,200)

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The following table presents a reconciliation between the actual income tax expense (benefit) and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
			(In thousands)
“Expected” federal income tax expense	$43,808	34,517	20,495	12,909	(38,191)
State tax, net	2,322	2,430	3,522	2,214	(6,330)
Bank owned life insurance	(1,098)	(874)	(766)	(455)	(1,005)
Gain on acquisition	—	(646)	—	—	—
Expiration of loss carry forward	36	1,484	—	—	—
Change in valuation allowance for federal deferred tax assets	(36)	(1,455)	(879)	(1,110)	407
ESOP fair market value adjustment	189	129	(15)	4	81
Non-deductible compensation	566	760	981	697	742
Other	494	258	106	62	96

Total income tax expense (benefit)	$46,281	36,603	23,444	14,321	(44,200)

The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax asset:
Employee benefits	$18,900	16,191
Deferred compensation	1,070	1,187
Premises and equipment, differences in depreciation	128	—
Allowance for loan losses	43,062	33,604
Net unrealized loss on securities	5,456	13,029
Net other than temporary impairment loss on securities	47,821	49,312
New Jersey alternative minimum assessment	—	1,037
Capital losses on securities	771	807
ESOP	1,613	1,380
Allowance for delinquent interest	11,441	9,102
Federal NOL carryforwards	—	126
Fair value adjustments related to acquisition	1,415	1,824
Other	3,526	3,071

Gross deferred tax asset	135,203	130,670
Valuation allowance	(771)	(807)

	134,432	129,863

Deferred tax liability:
Intangible assets	759	1,196
Discount accretion	147	255
Premises and equipment, differences in depreciation	—	202

Gross deferred tax liability	906	1,653

Net deferred tax asset	$133,526	128,210

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

At December 31, 2011, the Company had gross unrealized losses totaling $141.4 million pertaining to our trust preferred securities which were recognized as OTTI charges during the year ended June 30, 2009. Based upon projections of future taxable income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the deferred tax asset.

A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At December 31, 2011 and 2010, the valuation allowance was $771,000 and $807,000, respectively, all of which is related to capital losses on securities. During the year ended December 31, 2011, the Company removed the deferred tax asset related to the $102,000 Shay Fund capital loss carryforward and the related valuation reserve of $36,000 as they expired on December 31, 2011.

Retained earnings at December 31, 2011 included approximately $40.7 million for which deferred income taxes of approximately $16.6 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.

The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2011 and 2010.

The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey, New York and Massachusetts. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2007. At December 31, 2011, the Company is not under examination by any taxing authority.

(11) Benefit Plans

Defined Benefit Pension Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The funded status (fair value of plan assets divided by funding target) as of July 1, 2011 and 2010 was 83.99% and 87.19%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2011.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The Company’s required contribution and pension cost was $5.2 million, $1.2 million, $2.0 million (unaudited), $941,000 and $1.7 million in the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009, and fiscal 2009, respectively. The accrued pension liability was $361,000 and $2.5 million at December 31, 2011 and 2010, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

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

The following table sets forth information regarding the SERP and the directors’ defined benefit plan:

	December 31,
	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$15,971	16,060
Service cost	1,061	721
Interest cost	811	879
Actuarial (gain) loss	2,712	(1,014)
Benefits paid	(764)	(675)

Benefit obligation at end of year	$19,791	15,971

Funded status	$(19,791)	(15,971)

The underfunded pension benefits of $19.8 million and $16.0 million at December 31, 2011 and 2010, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2011 and 2010, are summarized in the following table.

	December 31,
	2011	2010
	(In thousands)
Prior service cost	$342	439
Net actuarial loss	3,688	976

Total amounts recognized in accumulated other comprehensive income	$4,030	1,415

The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $15.8 million and $13.0 million at December 31, 2011 and 2010, respectively. The measurement date for our SERP, directors’ plan is December 31 for the years ended December 31, 2011, 2010 and 2009 and the six month period ended December 31, 2009 and June 30 for fiscal year 2009.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Discount rate	4.08%	5.18%
Rate of compensation increase	3.74%	3.63%

The components of net periodic benefit cost are as follows:

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
			(In thousands)
Service cost	$1,061	721	564	293	543
Interest cost	811	879	1,052	525	1,054
Amortization of:
Prior service cost	98	97	98	49	97
Net loss	—	54	160	91	138

Total net periodic benefit cost	$1,970	1,751	1,874	958	1,832

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
Discount rate	5.18%	5.61%	6.46%	6.18%	6.75%
Rate of compensation increase	3.63%	3.58%	3.60%	3.56%	3.64%

Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2012	$944
2013	951
2014	938
2015	925
2016	913
2017 through 2021	6,946

401(k) Plan

The Company has a 401(k) plan covering substantially all employees providing they meet the eligibility age requirement of age 21. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the year ended June 30, 2009 were $1.0 million, $761,000, $628,000 (unaudited), $305,000 and $572,000, respectively.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

Employee Stock Ownership Plan

The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at December 31, 2011 was $35.7 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.

At December 31, 2011, shares allocated to participants were 992,617 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 3,261,455 at December 31, 2011, and had a fair value of $44.0 million. ESOP compensation expense for the years ended December 2011, 2010 and 2009, the six month period ended December 31, 2009 and the year ended June 30, 2009 was $2.0 million, $1.8 million, $1.4 million (unaudited), $722,000 and $1.6 million, respectively, representing the fair value of shares allocated or committed to be released during the year.

The Company also has established an Amended and Restated Supplemental ESOP and Retirement Plan, which is a non-qualified plan that provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by the retirement plan and/or employee stock ownership plan’s benefit formula. With regards to the Supplemental ESOP, the supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. During the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the year ended June 30, 2009 compensation expense (benefit) related to this plan amounted to $200,000, $200,000, $(50,000) (unaudited), $100,000 and $0, respectively.

Equity Incentive Plan

At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. The Company adopted ASC 718, “Compensation- Stock Compensation”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

During the year ended December 31, 2011, the Compensation and Benefits Committee approved the issuance of an additional 500,000 restricted stock awards and 15,000 stock options to certain officers. During the year ended December 31, 2010, the Compensation and Benefits Committee approved the issuance of an additional 495,000 restricted stock awards and 5,000 stock options to certain officers.

ASC 718 also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the year ended June 30, 2009. In accordance with ASC 718, the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

During the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the year ended June 30, 2009, the Company recorded $8.7 million, $9.5 million, $11.8 million (unaudited), $5.7 million and $11.3 million, respectively, of share-based compensation expense, comprised of stock option expense of $3.0 million, $3.7 million, $4.9 million (unaudited), $2.4 million and $4.7 million, respectively, and restricted stock expense of $5.7 million, $5.8 million, $6.8 million (unaudited), $3.3 million and $6.6 million, respectively.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2011 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	861,047	$13.55
Granted	500,000	13.26
Vested	(366,751)	14.56
Forfeited	(5,000)	13.45

Non-vested at December 31, 2011	989,296	$13.02

Expected future compensation expense relating to the non-vested restricted shares at December 31, 2011 is $10.9 million over a weighted average period of 5.37 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2011:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,711,568	$15.01	6.11 years	$33,650
Granted	15,000	13.88
Exercised	—	—
Forfeited	(376,500)	15.26

Outstanding at December 31, 2011	4,350,068	$14.98	5.15 years	$68,651

Exercisable at December 31, 2011	4,122,466	$15.06	5.05 years	$38,251

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		December 31,
	2011	2010	2009
	(Unaudited)
Expected dividend yield	0.00%	0.63%	0.90%
Expected volatility	31.59%	32.48%	34.35%
Risk-free interest rate	2.08%	2.48%	2.71%
Expected option life	6.5 years	6.5 years	6.5 years

The weighted average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $4.99 and $4.40 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2011 is $753,000 over a weighted average period of 1.98 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

(12)	Commitments and Contingencies

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

At December 31, 2011, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $10.4 million, $7.2 million, $4.9 million (unaudited), $2.6 million and $4.4 million for the year ended December 31, 2011, 2010 and 2009, six month period ended December 31, 2009 and fiscal year ended June 30, 2009, respectively. The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2012	$8,256
2013	7,540
2014	7,456
2015	7,399
2016	6,606
Thereafter	43,463

$80,720

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

At December 31, 2011, the Company had commitments to originate commercial real estate and commercial and industrial loans of $168.1 million and $21.6 million, respectively. Additionally, the Company had

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

commitments to originate residential fixed- and variable-rate loans of approximately $30.3 million and $26.2 million, respectively; commitments to purchase residential fixed- and variable-rate loans of $59.0 million and $36.9 million, respectively; and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $391.5 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.

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

The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2011 and December 31, 2010 was $478.4 million, and $529.1 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.

In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2011 the Company had commitments of approximately $96.9 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $65.3 million to sell loans at December 31, 2011. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $7.1 million at December 31, 2011. The fair values of these obligations were immaterial at December 31, 2011. In addition, at December 31, 2011, we had $275,000 in commercial letters of credit outstanding.

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

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale

Our available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. The fair values of available-for-sale securities are based on quoted market prices (Level 1), where available. The Company obtains one price for each security primarily from a third-party pricing service (pricing service), which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded (Level 2), the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2011 and 2010.

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$1,965	—	1,965	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	395,482	—	395,482	—
Federal National Mortgage Association	567,918	—	567,918	—
Government National Mortgage Association	7,313	—	7,313	—
Non-agency securities	11,037	—	11,037	—

Total mortgage-backed securities available-for-sale	981,750	—	981,750	—

Total securities available-for-sale	$983,715	—	983,715	—

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$2,232	—	2,232	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	248,335	—	248,335	—
Federal National Mortgage Association	308,957	—	308,957	—
Government National Mortgage Association	9,445	—	9,445	—
Non-agency securities	33,764	—	33,764	—

Total mortgage-backed securities available for sale	600,501	—	600,501	—

Total securities available-for-sale	$602,733	—	602,733	—

Assets Measured at Fair Value on a Non-Recurring Basis

Mortgage Servicing Rights, net

MSR are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements and, as such, are classified as Level 3.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2011 and December 31, 2010, respectively.

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$10,806	—	—	10,806
Impaired loans	46,634	—	—	46,634
Other real estate owned	3,081	—	—	3,081

	$60,521	—	—	60,521

	Carrying Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$9,262	—	—	9,262
Impaired loans	53,920	—	—	53,920
Other real estate owned	976	—	—	976

	$64,158	—	—	64,158

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

Other Fair Value Disclosures

Fair value estimates, methods and assumptions for the Company’s financial instruments not recorded at fair value on a recurring or non-recurring basis are set forth below.

Cash and Cash Equivalents

For cash and due from banks, the carrying amount approximates fair value.

Securities held-to-maturity

Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. Management utilizes various inputs to determine the fair value of the portfolio. The fair values of available-for-sale securities are based on quoted market prices, where available. The Company obtains one price for each security primarily from a third-party pricing service, which generally uses quoted or other observable inputs for the determination of fair value. The pricing service normally derives the security prices through recently reported trades for identical or similar securities, making adjustments through the reporting date based upon available observable market information. For securities not actively traded, the pricing service may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates, prepayment speeds and non-binding broker quotes. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable, are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. As the Company is responsible for the determination of fair value, it performs quarterly analyses on the prices received from the pricing service to determine whether the prices are reasonable estimates of fair value. Specifically, the Company compares the prices received from the pricing service to a secondary pricing source. Additionally, the Company compares changes in the reported market values and returns to relevant market indices to test the reasonableness of the reported prices. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services has not historically resulted in adjustment in the prices obtained from the pricing service.

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

December 31, 2011, 2010 and 2009 and June 30, 2009

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

Borrowings

The fair value of borrowings are based on securities dealers’ estimated fair values, when available, or estimated using discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$90,139	90,139	$76,224	76,224
Securities available-for-sale	983,715	983,715	602,733	602,733
Securities held-to-maturity	287,671	311,860	478,536	514,223
Stock in FHLB	116,813	116,813	80,369	80,369
Net loans including held for sale	8,813,058	8,901,189	7,952,759	8,231,847
Financial liabilities:
Deposits	7,362,003	7,405,682	6,774,930	6,819,659
Borrowed funds	2,255,486	2,332,624	1,826,514	1,887,471

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

(14)	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and December 31, 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2011 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total capital (to risk-weighted assets)	$947,615	12.9%	$587,279	8.0%	$734,099	10.0%
Tier I capital (to risk-weighted assets)	855,538	11.7%	293,640	4.0%	440,460	6.0%
Tier I capital (to average assets)	855,538	8.2%	416,651	4.0%	520,814	5.0%

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

	Actual		Minimum Requirements
			For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total capital (to risk-weighted assets)	$881,413	13.8%	$512,691	8.0%	$640,864	10.0%
Tier I capital (to risk-weighted assets)	801,171	12.5%	256,346	4.0%	384,518	6.0%
Tier I capital (to average assets)	801,171	8.6%	374,406	4.0%	468,007	5.0%

(15)	Parent Company Only Financial Statements

The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets:
Cash and due from bank	$9,710	5,911
Securities available-for-sale, at estimated fair value	1,965	2,232
Investment in subsidiary	882,552	818,818
ESOP loan receivable	35,656	36,689
Other assets	37,619	37,762

Total Assets	$967,502	901,412

Liabilities and Stockholders’ Equity:
Total liabilities	$62	133
Total stockholders’ equity	967,440	901,279

Total Liabilities and Stockholders’ Equity	$967,502	901,412

Statements of Operations

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
			(In thousands)
Income:
Interest on ESOP loan receivable	$1,192	1,225	1,282	628	2,077
Dividend from subsidiary	30,000	10,000	—	—	—
Interest on deposit with subsidiary	8	74	61	59	—
Income (loss) on securities transactions	92	43	5	—	6

	31,292	11,342	1,348	687	2,083
Expenses:
Other expenses	899	1,139	960	509	954

	899	1,139	960	509	954
Income before income tax expense	30,393	10,203	388	178	1,129
Income tax (benefit) expense	(148)	(88)	(1,068)	(1,142)	452

Income before undistributed earnings of subsidiary	30,245	10,115	1,456	1,320	677
Equity in undistributed earnings (losses) of subsidiary	48,641	51,904	33,656	21,242	(65,595)

Net income (loss)	$78,886	62,019	35,112	22,562	(64,918)

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

Statements of Cash Flows

	Year Ended December 31,			Six Month Period Ended December 31,	Year Ended June 30,
	2011	2010	2009	2009	2009
			(Unaudited)
			(In thousands)
Cash flows from operating activities:
Net income (loss)	$78,886	62,019	35,112	22,562	(64,918)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiary	(48,641)	(51,904)	(33,656)	(21,242)	65,595
Loss on securities transactions	(92)	(43)	(5)	—	(6)
Decrease (increase) in other assets	143	96	(21,375)	(5,861)	(23,592)
(Decrease) increase in other liabilities	(71)	25	75	(462)	(230)

Net cash provided by (used in) operating activities	30,225	10,193	(19,849)	(5,003)	(23,151)

Cash flows from investing activities:
Net outlay for business acquisition	—	—	(37,840)	—	(37,840)
Purchase of investments available-for-sale	—	(150)	(350)	(250)	(200)
Redemption of equity securities available-for-sale	176	—	—	—	—
Principal collected on ESOP loan	1,032	1,001	969	969	499

Net cash provided by (used in) investing activities	1,208	851	(37,221)	719	(37,541)

Cash flows from financing activities:
Proceeds from subsidiary capital distributions	—	—	19,361	—	19,361
Re-payments of subsidiary capital distributions	—	—	(1,290)	(1,290)	—
Proceeds from sale of treasury stock to subsidiary	4,855	4,688	5,526	4,061	5,631
Purchase of treasury stock	(32,489)	(24,461)	(5,447)	(2,436)	(4,108)

Net cash (used in) provided by financing activities	(27,634)	(19,773)	18,150	335	20,884

Net increase (decrease) in cash and due from bank	3,799	(8,729)	(38,920)	(3,949)	(39,808)
Cash and due from bank at beginning of year	5,911	14,640	53,560	18,589	58,397

Cash and due from bank at end of year	$9,710	5,911	14,640	14,640	18,589

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(16) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2011 and 2010.

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$113,680	118,677	120,548	120,667
Interest expense	35,943	36,262	36,374	35,909

Net interest income	77,737	82,415	84,174	84,758
Provision for loan losses	17,000	18,500	20,000	20,000

Net interest income after provision for loan losses	60,737	63,915	64,174	64,758
Non-interest income	6,502	5,548	6,737	8,417
Non-interest expenses	38,297	39,236	38,546	39,542

Income before income tax expense	28,942	30,227	32,365	33,633
Income tax expense	10,728	10,604	12,398	12,551

Net income	$18,214	19,623	19,967	21,082

Basic and diluted earnings per common share	$0.17	0.18	0.19	0.20

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$103,068	105,871	109,418	110,346
Interest expense	41,138	40,724	38,978	38,452

Net interest income	61,930	65,147	70,440	71,894
Provision for loan losses	13,050	15,450	19,000	19,000

Net interest income after provision for loan losses	48,880	49,697	51,440	52,894
Non-interest income	3,933	4,139	7,014	11,439
Non-interest expenses	30,426	30,773	31,654	37,961

Income before income tax expense	22,387	23,063	26,800	26,372
Income tax expense	9,077	7,787	10,242	9,497

Net income	$13,320	15,276	16,558	16,875

Basic and diluted earnings per common share	$0.12	0.14	0.15	0.16

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(17) Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
								(Unaudited)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Net income (loss)	$78,886			$62,019			$35,112

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$78,886	107,839,000	$0.73	$62,019	109,713,516	$0.57	$35,112	107,550,061	$0.33

Effect of dilutive common stock equivalents(1)	—	205,786		—	164,736		—	68,165

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$78,886	108,044,786	$0.73	$62,019	109,878,252	$0.56	$35,112	107,618,226	$0.33

	For the Six Month Period Ended December 31, 2009			For the Year Ended June 30, 2009
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
		(In thousands, except per share data)
Net income (loss)	$22,562			$(64,918)

Basic earnings (loss) per share:
Income (loss) available to common stockholders	$22,562	109,862,617	$0.21	$(64,918)	104,530,402	$(0.62)

Effect of dilutive common stock equivalents(1)	—	126,431		—	—

Diluted earnings (loss) per share:
Income (loss) available to common stockholders	$22,562	109,989,048	$0.21	$(64,918)	104,530,402	$(0.62)

(1)	For the years ended December 31, 2011, 2010 and 2009, the six month period ended December 31, 2009 and the year ended June 30, 2009, there were 4.1 million, 5.3 million, 5.8 million (unaudited), 5.3 million and 5.3 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

(18) Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures — Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the Boards retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires additional disclosures about employers’ participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011 for public entities. Early application is permitted. An entity is required to apply the ASU retrospectively for all periods presented. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations. The disclosures required by this pronouncement can be found in Note 11 of the Notes to Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to early adopt this guidance in 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect that the adoption of these pronouncements will have a material impact on the Company’s financial condition or results of operations.

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009 and June 30, 2009

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

December 31, 2011, 2010 and 2009 and June 30, 2009

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

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers*

10.3	Investors Bank Director Retirement Plan*

10.4	Investors Bank Supplemental ESOP and Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

10.11	Definitive Agreement and Plan of Merger by and among Investors Bancorp and Brooklyn Federal, Inc.*****

14	Code of Ethics******

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*******

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.
**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.
***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.
****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.
*****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on August 17, 2011.
******	Available on our website www.myinvestorsbank.com
*******	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: February 28, 2012	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2012

/s/ Thomas F. Splaine, Jr. Thomas F. Splaine, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	February 28, 2012

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	February 28, 2012

/s/ Domenick Cama Domenick Cama	Director, Chief Operating Officer and Senior Executive Vice President	February 28, 2012

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	February 28, 2012

/s/ William V. Cosgrove William V. Cosgrove	Director	February 28, 2012

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	February 28, 2012

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	February 28, 2012

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	February 28, 2012

/s/ James H. Ward III James H. Ward III	Director	February 28, 2012