Form 10-Q
period 2012-03-31
Investors Bancorp Inc
filed 2012-05-10
CIK 1326807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

As of May 1, 2012 there were 111,907,861 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 65,396,235 shares, or 58.4% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.

FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$103,662	90,139
Securities available-for-sale, at estimated fair value	1,284,758	983,715
Securities held-to-maturity, net (estimated fair value of $271,802 and $311,860 at March 31, 2012 and December 31, 2011, respectively)	248,432	287,671
Loans receivable, net	9,010,864	8,794,211
Loans held-for-sale	29,490	18,847
Stock in the Federal Home Loan Bank	125,358	116,813
Accrued interest receivable	39,128	40,063
Other real estate owned	5,337	3,081
Office properties and equipment, net	69,275	60,555
Net deferred tax asset	137,908	133,526
Bank owned life insurance	110,450	112,990
Intangible assets	56,062	39,225
Other assets	41,922	20,749

	$11,262,646	10,701,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$7,800,534	$7,362,003
Borrowed funds	2,278,679	2,255,486
Advance payments by borrowers for taxes and insurance	52,643	43,434
Other liabilities	134,464	73,222

Total liabilities	10,266,320	9,734,145

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 111,907,861 and 110,937,672 outstanding at March 31, 2012 and December 31, 2011, respectively	532	532
Additional paid-in capital	530,519	536,408
Retained earnings	580,631	561,596
Treasury stock, at cost; 6,112,419 and 7,082,608 shares at March 31, 2012 and December 31, 2011, respectively	(73,787)	(87,375)
Unallocated common stock held by the employee stock ownership plan	(32,260)	(32,615)
Accumulated other comprehensive loss	(9,309)	(11,106)

Total stockholders’ equity	996,326	967,440

Total liabilities and stockholders’ equity	$11,262,646	10,701,585

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$110,252	103,481
Securities:
Government-sponsored enterprise obligations	7	169
Mortgage-backed securities	8,294	7,575
Municipal bonds and other debt	1,258	1,356
Interest-bearing deposits	14	17
Federal Home Loan Bank stock	1,391	1,082

Total interest and dividend income	121,216	113,680

Interest expense:
Deposits	18,333	19,988
Secured borrowings	15,152	15,955

Total interest expense	33,485	35,943

Net interest income	87,731	77,737
Provision for loan losses	13,000	17,000

Net interest income after provision for loan losses	74,731	60,737

Non-interest income
Fees and service charges	4,966	3,778
Income on bank owned life insurance	664	649
Gain on loan transactions, net	3,889	2,255
Gain (loss) on securities transactions	(42)	23
Other income	878	116

Total non-interest income	10,355	6,821

Non-interest expense
Compensation and fringe benefits	26,411	22,050
Advertising and promotional expense	1,512	1,377
Office occupancy and equipment expense	10,071	6,229
Federal insurance premiums	1,950	2,700
Stationery, printing, supplies and telephone	1,216	789
Professional fees	4,442	1,011
Data processing service fees	4,549	1,932
Other operating expenses	4,304	2,528

Total non-interest expenses	54,455	38,616

Income before income tax expense	30,631	28,942
Income tax expense	11,696	10,728

Net income	$18,935	18,214

Basic and diluted earnings per share	$0.18	0.17
Weighted average shares outstanding
Basic	107,257,811	108,538,442
Diluted	107,436,211	108,686,529

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
	(In thousands)
Net income	$18,935	18,214
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	72	52
Unrealized gain on securities available-for-sale	1,507	(1,264)
Other-than-temporary impairment accretion on debt securities	218	218

Total other comprehensive income (loss)	1,797	(994)

Total comprehensive income	$20,732	17,220

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Three months ended March 31, 2012 and 2011

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)

Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279
Net income	—	—	18,214	—	—	—	18,214
Other comprehensive loss, net of tax	—	—	—	—	—	(994)	(994)
Purchase of treasury stock (184,277 shares)	—	—	—	(2,454)	—	—	(2,454)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	2,561	—	—	—	—	2,561
ESOP shares allocated or committed to be released	—	133	—	—	355	—	488

Balance at March 31, 2011	$532	529,826	500,924	(57,340)	(33,678)	(21,170)	919,094

Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	18,935	—	—	—	18,935
Other comprehensive income, net of tax	—	—	—	—	—	1,797	1,797
Common stock issued from treasury to finance acquisition (551,862 shares)	—	—	(143)	7,703	—	—	7,560
Purchase of treasury stock (52,673 shares)	—	—	—	(776)	—	—	(776)
Treasury stock allocated to restricted stock plan	—	(6,904)	243	6,661	—	—	—
Compensation cost for stock options and restricted stock	—	745	—	—	—	—	745
Net tax benefit from stock-based compensation	—	103	—	—	—	—	103
ESOP shares allocated or committed to be released	—	167	—	—	355	—	522

Balance at March 31, 2012	$532	530,519	580,631	(73,787)	(32,260)	(9,309)	996,326

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$18,935	18,214
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,268	3,049
Accretion of discounts and amortization of premiums on securities, net	2,594	1,362
Amortization of premiums and accretion of fees and costs on loans, net	1,882	2,106
Amortization of intangible assets	361	392
Provision for loan losses	13,000	17,000
Depreciation and amortization of office properties and equipment	1,576	1,334
Loss (gain) on securities, net	42	(23)
Mortgage loans originated for sale	(189,488)	(104,312)
Proceeds from mortgage loan sales	182,097	125,502
Gain on sales of mortgage loans, net	(3,252)	(1,828)
Income on bank owned life insurance	(664)	(649)
Decrease (increase) in accrued interest receivable	2,015	405
Deferred tax benefit	(1,808)	(1,259)
(Increase) decrease in other assets	(17,503)	1,788
Increase in other liabilities	56,577	5,304

Total adjustments	48,697	50,171

Net cash provided by operating activities	67,632	68,385

Cash flows from investing activities:
Purchases of loans receivable	(156,766)	(210,596)
Net repayments (originations) of loans receivable	51,041	(42,463)
Proceeds from sale of loans held for investment	50,083	427
Gain on disposition of loans held for investment	(637)	(427)
Purchases of mortgage-backed securities available-for-sale	(366,107)	(106,594)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	29,975	51,813
Proceeds from calls/maturities on debt securities held-to-maturity	10,173	4,930
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	67,771	46,989
Proceeds from sales of mortgage-backed securities available-for-sale	166,781	—
Redemption of equity securities available-for-sale	85	—
Proceeds from redemptions of Federal Home Loan Bank stock	32,152	16,605
Purchases of Federal Home Loan Bank stock	(39,126)	(27,973)
Purchases of office properties and equipment	(5,146)	(2,678)
Death benefit proceeds from bank owned life insurance	3,204	6,481
Cash received, net of cash consideration paid for acquisitions	27,741	—

Net cash used in investing activities	(128,776)	(263,486)

Cash flows from financing activities:
Net increase (decrease) in deposits	52,672	(47,386)
Repayments of funds borrowed under other repurchase agreements	(90,000)	—
Net increase in other borrowings	104,993	240,493
Net increase in advance payments by borrowers for taxes and insurance	7,675	5,834
Purchase of treasury stock	(776)	(2,454)
Net tax benefit from stock-based compensation	103	—

Net cash provided by financing activities	74,667	196,487

Net increase in cash and cash equivalents	13,523	1,386
Cash and cash equivalents at beginning of period	90,139	76,224

Cash and cash equivalents at end of period	$103,662	77,610

Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$2,256	423
Cash paid during the year for:
Interest	$33,857	36,060
Income taxes	$1,490	2,653
Fair value of assets acquired	$391,135	—
Goodwill and core deposit intangible	$16,805	—
Liabilities assumed	$400,379	—
Common stock issued for Brooklyn Federal Savings Bank acquisition	$7,561	—

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”).

In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s December 31, 2011 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.	Business Combinations

On January 6, 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. (“BFSB”), the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with five full-service branches in Brooklyn and Long Island. After the purchase accounting adjustments, the Company assumed $385.9 million in customer deposits and acquired $177.5 million in loans. This transaction resulted in $16.5 million of goodwill and generated $218,000 in core deposit intangibles. The acquisition was accounted for under the acquisition method of accounting as prescribed by Accounting Standard Codification (“ASC”) 805 “Business Combinations”, as amended. Accordingly, BFSB’s results of operations have been included in the Company’s results of operations as of the date of acquisition. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $10.3 million was paid through a combination of the Company’s common stock (551,862 shares), issued to Investors Bancorp, MHC, and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into the Bank as of the acquisition date. In a separate transaction the Company sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for BFSB:

At January 6, 2012
(In millions)
Cash and cash equivalents, net	$27.7
Securities available-for-sale	170.4
Loans receivable	177.5
Accrued interest receivable	1.1
Office properties and equipment, net	5.2
Goodwill	16.5
Intangible assets	0.2
Other assets	9.3

Total assets acquired	407.9

Deposits	(385.9)
Borrowed funds	(8.2)
Other liabilities	(6.2)

Total liabilities assumed	(400.3)

Net assets acquired	$7.6

The fair value estimates are considered preliminary, and are subject to change for up to one year after closing date of the transactions as additional information relative to closing dates fair values becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.

3.	Earnings Per Share

The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended March 31,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$18,935			$18,214

Basic earnings per share:
Income available to common stockholders	$18,935	107,257,811	$0.18	$18,214	108,538,442	$0.17

Effect of dilutive common stock equivalents	—	178,400		—	148,087

Diluted earnings per share:
Income available to common stockholders	$18,935	107,436,211	$0.18	$18,214	108,686,529	$0.17

For the three months ended March 31, 2012 and March 31, 2011 there were 4.3 million and 4.9 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$2,337	257	—	2,594
Debt securities:
Government-sponsored enterprises	3,061	—	10	3,051
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	567,797	7,423	85	575,135
Federal National Mortgage Association	676,258	11,466	305	687,419
Government National Mortgage Association	6,686	128	—	6,814
Non-agency securities	9,497	248	—	9,745

Total mortgage-backed securities available-for-sale	1,260,238	19,265	390	1,279,113

Total available-for-sale	1,265,636	19,522	400	1,284,758

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	167	2	—	169
Municipal bonds	7,941	923	—	8,864
Corporate and other debt securities	26,395	13,830	3,044	37,181

Total debt securities held-to-maturity	34,503	14,755	3,044	46,214

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	96,706	4,666	24	101,348
Federal National Mortgage Association	92,895	6,510	—	99,405
Government National Mortgage Association	1,329	204	—	1,533
Federal housing authorities	2,011	45	—	2,056
Non-agency securities	20,988	276	18	21,246

Total mortgage-backed securities held-to-maturity	213,929	11,701	42	225,588

Total held-to-maturity	248,432	26,456	3,086	271,802

Total securities	$1,514,068	45,978	3,486	1,556,560

	At December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,941	24	—	1,965
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	389,295	6,194	7	395,482
Federal National Mortgage Association	557,746	10,261	89	567,918
Government National Mortgage Association	7,212	101	—	7,313
Non-agency securities	10,782	255	—	11,037

Total mortgage-backed securities available-for-sale	965,035	16,811	96	981,750

Total available-for-sale	966,976	16,835	96	983,715

Held-to-maturity:
Debt securities:
Government-sponsored enterprises	174	1	—	175
Municipal bonds	18,001	846	—	18,847
Corporate and other debt securities	25,511	13,846	2,651	36,706

Total debt securities held-to-maturity	43,686	14,693	2,651	55,728

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	112,540	4,878	21	117,397
Federal National Mortgage Association	103,823	6,764	—	110,587
Government National Mortgage Association	1,382	203	—	1,585
Federal housing authorities	2,077	60	—	2,137
Non-agency securities	24,163	302	39	24,426

Total mortgage-backed securities held-to-maturity	243,985	12,207	60	256,132

Total held-to-maturity	287,671	26,900	2,711	311,860

Total securities	$1,254,647	43,735	2,807	1,295,575

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Substantially all of our non-GSE issuance securities have a AAA credit rating and they have performed similarly to our GSE issuance securities. The current credit quality concerns in the mortgage market have not had a significant impact on our non-GSE securities. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices. See note 10 for further discussion on the valuation of securities.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, was as follows:

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,051	10	—	—	3,051	10

Total debt securities available-for-sale	3,051	10	—	—	3,051	10

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	89,791	85	—	—	89,791	85
Federal National Mortgage Association	67,559	305	—	—	67,559	305

Total mortgage-backed securities available-for-sale	157,350	390	—	—	157,350	390

Total available-for-sale	160,401	400	—	—	160,401	400

Held-to-maturity:
Debt securities:
Corporate and other debt securities	2,241	929	727	2,115	2,968	3,044

Total debt securities held-to-maturity	2,241	929	727	2,115	2,968	3,044

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	6,803	24	—	—	6,803	24
Non-agency securities	—	—	1,995	18	1,995	18

Total mortgage-backed securities held-to-maturity	6,803	24	1,995	18	8,798	42

Total held-to-maturity	9,044	953	2,722	2,133	11,766	3,086

Total	$169,445	1,353	2,722	2,133	172,167	3,486

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,485	7	—	—	3,485	7
Federal National Mortgage Association	27,400	89	—	—	27,400	89

Total mortgage-backed securities available-for-sale	30,885	96	—	—	30,885	96

Total available-for-sale	30,885	96	—	—	30,885	96

Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,140	523	635	2,128	1,775	2,651

Total debt securities held-to-maturity	1,140	523	635	2,128	1,775	2,651

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,764	21	—	—	1,764	21
Non-agency securities	2,312	39	—	—	2,312	39

Total mortgage-backed securities held-to-maturity	4,076	60	—	—	4,076	60

Total held-to-maturity	5,216	583	635	2,128	5,851	2,711

Total	$36,101	679	635	2,128	36,736	2,807

The gross unrealized losses in our corporate and other debt securities accounted for 87.3% of the gross unrealized losses at March 31, 2012. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 33 pooled trust preferred securities (“TruPS”), principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to the adverse economic conditions, all of these securities have been downgraded below investment grade and as of March 31, 2012, 12 of the securities were in an unrealized loss position (see “OTTI” for further discussion). At March 31, 2012, the amortized cost and estimated fair values of the trust preferred portfolio was $26.4 million and $37.2 million, respectively. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of March 31, 2012. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$226.0	$319.2	$93.2	32	6.45%	15.14%	0.00%	Ca / C
Alesco PF III	B1	496.7	960.9	464.2	34	12.61%	11.33%	0.00%	Ca / C
Alesco PF III	B2	198.8	384.4	185.6	34	12.61%	11.33%	0.00%	Ca / C
Alesco PF IV	B1	288.7	51.6	(237.1)	39	3.35%	24.07%	0.00%	C / C
Alesco PF VI	C2	450.1	801.0	350.9	43	7.10%	23.06%	0.00%	Ca / C
MM Comm III	B	763.2	2,693.1	1,929.9	5	26.67%	13.73%	12.84%	Ba1 / CC
MM Comm IX	B1	66.1	18.9	(47.2)	16	30.83%	23.15%	0.00%	Ca / D
MMCaps XVII	C1	1,073.9	1,624.7	550.8	37	10.87%	12.85%	0.00%	Ca / C
MMCaps XIX	C	429.7	11.5	(418.2)	28	25.88%	25.02%	0.00%	C / C
Tpref I	B	1,388.4	1,991.1	602.7	11	45.69%	12.83%	0.00%	Ca / D
Tpref II	B	2,941.9	3,846.4	904.5	18	29.81%	16.61%	0.00%	Caa3 / C
US Cap I	B2	667.6	1,185.0	517.4	31	8.83%	14.21%	0.00%	Caa1 / C
US Cap I	B1	1,982.6	3,555.0	1,572.4	31	8.83%	14.21%	0.00%	Caa1 / C
US Cap II	B1	1,006.7	2,053.5	1,046.8	39	12.90%	14.14%	0.00%	Caa3 / C
US Cap III	B1	1,175.3	1,803.5	628.2	31	16.86%	17.35%	0.00%	Ca / C
US Cap IV	B1	866.3	62.0	(804.3)	44	31.71%	23.65%	0.00%	C / D
Trapeza XII	C1	1,207.7	484.2	(723.5)	31	22.87%	22.72%	0.00%	C / C
Trapeza XIII	C1	1,158.5	1,079.0	(79.5)	43	17.80%	21.80%	0.00%	Ca / C
Pretsl XXIII	A1	733.9	1,388.5	654.6	65	20.63%	21.17%	31.40%	A3 / BB
Pretsl XXIV	A1	2,390.5	4,077.4	1,686.9	62	25.22%	20.91%	24.85%	Baa3 / BB
Pretsl IV	Mez	125.2	110.6	(14.6)	5	18.05%	19.26%	19.00%	Ca / CCC
Pretsl V	Mez	11.7	15.1	3.4	0	65.46%	0.00%	0.00%	C / D
Pretsl VII	Mez	1,178.2	2,119.3	941.1	8	35.55%	36.72%	0.00%	Ca / C
Pretsl XV	B1	758.9	1,022.0	263.1	52	20.26%	21.11%	0.00%	C / C
Pretsl XVII	C	473.2	302.8	(170.4)	34	19.17%	26.31%	0.00%	C / C
Pretsl XVIII	C	1,069.8	1,369.9	300.1	54	18.80%	16.04%	0.00%	Ca / C
Pretsl XIX	C	439.0	354.5	(84.5)	49	14.00%	19.11%	0.00%	C / C
Pretsl XX	C	229.8	106.7	(123.1)	42	17.93%	22.99%	0.00%	C / C
Pretsl XXI	C1	411.1	709.7	298.6	50	18.73%	22.88%	0.00%	C / C
Pretsl XXIII	A-FP	1,197.9	1,858.2	660.3	93	19.73%	17.08%	18.28%	B1 / B
Pretsl XXIV	C1	488.8	174.1	(314.7)	62	25.22%	20.91%	0.00%	C / C
Pretsl XXV	C1	239.5	213.1	(26.4)	48	24.92%	21.50%	0.00%	C / C
Pretsl XXVI	C1	259.3	433.9	174.6	55	22.44%	16.75%	0.00%	C / C

		$26,395.0	$37,180.8	$10,785.8

(1)	At March 31, 2012, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 20.0%.
(2)	At March 31, 2012, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.2% to 12.1%.
(3)	Excess subordination represents the amount of remaining performing collateral that is in excess of the amount needed to pay off a specified class of bonds and all classes senior to the specified class. Excess subordination reduces an investor’s potential risk of loss on their investment as excess subordination absorbs principal and interest shortfalls in the event underlying issuers are not able to make their contractual payments.

A portion of the Company’s securities are pledged to secure borrowings.

The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturity, are shown below.

	March 31, 2012
	Amortized cost	Estimated fair value
	(In thousands)

Due in one year or less	$1,907	1,907
Due after one year through five years	3,945	4,005
Due after five years through ten years	187	189
Due after ten years	31,525	43,164

Total	$37,564	49,265

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

Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At March 31, 2012, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the three months ended March 31, 2012. At March 31, 2012, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $29.6 million ($17.5 million after-tax).

The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended March 31,
	2012	2011
	(In thousands)
Balance of credit related OTTI, beginning of period	$117,003	119,809
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(622)	(702)

Balance of credit related OTTI, end of period	$116,381	119,107

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

Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. During the three months ended March 31, 2012 the Company sold $166.8 million of available-for-sale agency mortgage backed securities that were acquired in the acquisition of Brooklyn Federal Bancorp, Inc. The sales did not result in any gross realized gains or gross realized losses. In addition, the Company realized a $42,000 loss on capital distributions of equity securities during the three months ended March 31, 2012. There were no sales of securities for the three months ended March 31, 2011.

5.	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans	$5,051,908	5,034,161
Multi-family loans	1,908,736	1,816,118
Commercial real estate loans	1,504,921	1,418,636
Construction loans	273,519	277,625
Consumer and other loans	248,575	242,227
Commercial and industrial loans	129,908	106,299

Total loans	9,117,567	8,895,066

Net unamortized premiums and deferred loan costs	16,813	16,387
Allowance for loan losses	(123,516)	(117,242)

Net loans	$9,010,864	8,794,211

An analysis of the allowance for loan losses is summarized as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$117,242	90,931

Loans charged off	(7,007)	(9,054)
Recoveries	281	14

Net charge-offs	(6,726)	(9,040)
Provision for loan losses	13,000	17,000

Balance at end of year	$123,516	98,891

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

The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. No allowance has been provided for the loans acquired in the Brooklyn Federal transaction as the loans were marked to fair value on the date of acquisition.

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

Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real property located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continued decline in the general economy, and a further decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012.

	March 31, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(2,502)	(61)	(43)	(4,171)	—	(230)	—	(7,007)
Recoveries	79	—	9	174	19	—	—	281
Provision	1,576	1,510	1,281	6,356	485	165	1,627	13,000

Ending balance-March 31, 2012	$31,600	15,312	32,194	25,198	4,181	1,270	13,761	123,516

Balance at March 31, 2012
Individually evaluated for impairment	$1,550	1,000	—	8,800	—	—	—	11,350
Collectively evaluated for impairment	30,050	14,312	32,194	16,398	4,181	1,270	13,761	112,166
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	$31,600	15,312	32,194	25,198	4,181	1,270	13,761	123,516

Loans:
Balance at March 31, 2012
Individually evaluated for impairment	$9,749	4,632	2,452	65,086	—	—	—	81,919
Collectively evaluated for impairment	5,042,000	1,904,104	1,501,927	208,433	129,908	248,575	—	9,034,947
Loans acquired with deteriorated credit quality	159	—	542	—	—	—	—	701

	$5,051,908	1,908,736	1,504,921	273,519	129,908	248,575	—	9,117,567

	December 31, 2011
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(9,304)	(363)	(7,637)	(30,548)	(1,621)	(714)	—	(50,187)
Recoveries	388	19	—	576	13	2	—	998
Provision	20,874	3,753	22,152	18,142	3,096	1,181	6,302	75,500

Ending balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242

Balance at December 31, 2011
Individually evaluated for impairment	$1,605	—	—	5,800	—	—	—	7,405
Collectively evaluated for impairment	30,842	13,863	30,947	17,039	3,677	1,335	12,134	109,837
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242

Loans:
Balance at December 31, 2011
Individually evaluated for impairment	$8,465	—	2,268	59,971	—	—	—	70,704
Collectively evaluated for impairment	5,025,367	1,816,118	1,415,821	217,654	106,299	242,227	—	8,823,486
Loans acquired with deteriorated credit quality	329	—	547	—	—	—	—	876

	$5,034,161	1,816,118	1,418,636	277,625	106,299	242,227	—	8,895,066

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

Pass - “Pass” assets are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention - A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Residential loans delinquent 30-89 days are considered special mention.

Substandard - A “Substandard” asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential loans delinquent 90 days or greater are considered substandard.

Doubtful - An asset classified “Doubtful” has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss - An asset or portion thereof, classified “Loss” is considered uncollectible and of such little value that its continuance on the institution’s books as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery will occur. As such, it is not practical or desirable to defer the write-off.

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,950,411	18,687	82,810	—	—	5,051,908
Multi-family	1,870,716	13,725	24,295	—	—	1,908,736
Commercial real estate	1,478,125	9,670	17,126	—	—	1,504,921
Construction	156,409	31,265	81,471	4,374	—	273,519
Commercial and industrial	113,884	10,638	5,386	—	—	129,908

Total	$8,569,545	83,985	211,088	4,374	—	8,868,992

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,925,384	27,930	80,847	—	—	5,034,161
Multi-family	1,777,434	16,053	22,631	—	—	1,816,118
Commercial real estate	1,390,725	8,596	19,315	—	—	1,418,636
Construction	173,392	18,103	81,267	4,863	—	277,625
Commercial and industrial	90,903	9,933	5,463	—	—	106,299

Total	$8,357,838	80,615	209,523	4,863	—	8,652,839

Consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. At March 31, 2012 there were $248.6 million of consumer and other loans, of which $1.0 million were on non-accrual.

The following table presents the payment status of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

	March 31, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(in thousands)
Residential mortgage	$14,685	4,001	82,107	100,793	4,951,115	5,051,908
Multi-family	16,028	—	6,180	22,208	1,886,528	1,908,736
Commercial real estate	1,841	—	395	2,236	1,502,685	1,504,921
Construction	—	—	45,432	45,432	228,087	273,519
Commercial and industrial	—	671	—	671	129,237	129,908
Consumer and other	219	466	1,048	1,733	246,842	248,575

Total	$32,773	5,138	135,162	173,073	8,944,494	9,117,567

	December 31, 2011
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(in thousands)
Residential mortgage	$18,083	9,847	81,032	108,962	4,925,199	5,034,161
Multi-family	796	6,180	—	6,976	1,809,142	1,816,118
Commercial real estate	1,492	—	73	1,565	1,417,071	1,418,636
Construction	674	8,068	40,362	49,104	228,521	277,625
Commercial and industrial	—	—	—	—	106,299	106,299
Consumer and other	1,033	173	1,009	2,215	240,012	242,227

Total	$22,078	24,268	122,476	168,822	8,726,244	8,895,066

The following table presents non-accrual loans at the dates indicated:

	March 31, 2012		December 31, 2011
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	328	$86,129	321	$85,065
Construction	16	57,180	15	57,070
Multi-family	4	6,180	—	—
Commercial real estate	2	395	1	73
Commercial and industrial	—	—	—	—

Total Non-accrual Loans	350	$149,884	337	$142,208

Based on management’s evaluation, at March 31, 2012, the Company classified 3 TDR construction loans totaling $11.7 million and 10 TDR residential loans totaling $3.0 million that were current as non-accrual. The Company has no loans past due 90 days or more that are still accruing interest.

At March 31, 2012 and December 31, 2011, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $81.9 million and $70.7 million, respectively, with allocations of the allowance for loan losses of $11.3 million and $7.4 million, respectively. During the three months ended March 31, 2012 and 2011, interest income received and recognized on these loans totaled $236,000 and $104,000, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012:

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,489	1,693	—	802	14
Multi-family	—	—	—	—	—
Commercial real estate	2,452	2,452	—	2,360	45
Construction loans	41,843	73,986	—	42,716	41
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

With an allowance recorded:
Residential mortgage	8,260	8,538	1,550	8,306	59
Multi-family	4,632	4,632	1,000	2,316	—
Commercial real estate	—	—	—	—	—
Construction loans	23,243	26,743	8,800	19,812	77
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total:
Residential mortgage	9,749	10,231	1,550	9,107	73
Multi-family	4,632	4,632	1,000	2,316	—
Commercial real estate	2,452	2,452	—	2,360	45
Construction loans	65,086	100,729	8,800	62,528	118
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total impaired loans	$81,919	118,044	11,350	76,311	236

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$114	114	—	126	5
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	1,180	136
Construction loans	43,590	79,187	—	26,463	1,069
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

With an allowance recorded:
Residential mortgage	8,351	8,351	1,605	5,910	327
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	1,361	—
Construction loans	16,381	16,381	5,800	39,115	400
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total:
Residential mortgage	8,465	8,465	1,605	6,036	332
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	2,541	136
Construction loans	59,971	95,568	5,800	65,578	1,469
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total impaired loans	$70,704	106,301	7,405	74,155	1,937

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

The following table presents the total troubled debt restructured loans at March 31, 2012:

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	14	$5,912	14	$3,837	28	$9,749
Commercial real estate	1	2,452	—	—	1	2,452
Construction	—	—	3	11,748	3	11,748

	15	$8,364	17	$15,585	32	$23,949

The following table presents information about troubled debt restructurings which occurred during the three ended March 31, 2012:

Three months ended March 31, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	8	$1,748	$1,694
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Post-modification recorded investment represents the balance immediately following modification. Commercial real estate loan modifications during the three ended March 31, 2012, primarily involved the extension of loan maturities to enable the completion and sale of respective projects by the borrowers.

All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $542,000 in charges-offs for collateral dependant TDRs during the three months ended March 31, 2012. The allowance for loan losses associated with the TDRs presented in the above tables, totaled $5.1 million at March 31, 2012, and was included in the allowance for loan losses for loans individually evaluated for impairment.

The residential TDRs had a weighted average modified interest rate of approximately 3.09% as compared to a yield of 5.80% prior to modification for the three months ended March 31, 2012, respectively. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. There were no new commercial real estate TDRs for the three months ended March 31, 2012.

Loans modified as TDRs in the previous 12 months to March 31, 2012, for which there was a payment default consisted of one construction loan with a recorded investment of $2.9 million at March 31, 2012.

6.	Deposits

Deposits are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Savings	$1,461,229	1,270,197
Checking accounts	1,776,929	1,633,703
Money market deposits	1,244,588	1,116,205
Certificates of deposit	3,317,788	3,341,898

	$7,800,534	7,362,003

7.	Equity Incentive Plan

During the three months ended March 31, 2012, the Company recorded $745,000 of share-based expense, comprised of stock option expense of $106,000 and restricted stock expense of $639,000. During the three ended March 31, 2011, the Company recorded $2.6 million of share-based expense, comprised of stock option expense of $822,000 and restricted stock expense of $1.7 million, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2012:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,350,068	$14.98	5.2 years	$68,651
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(19,000)	15.35

Outstanding at March 31, 2012	4,331,068	$14.98	4.9 years	$1,037,936

Exercisable at March 31, 2012	4,138,767	$15.05	4.8 years	$750,153

There were no options granted during the three months ended March 31, 2012. Expected future expense relating to the unvested options outstanding as of March 31, 2012 is $647,000 over a weighted average period of 1.76 years.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2012 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	989,296	$13.02
Granted	471,000	14.66
Vested	(152,057)	13.00
Forfeited	—	—

Non-vested at March 31, 2012	1,308,239	$13.62

Expected future compensation expense relating to the unvested restricted shares at March 31, 2012 is $16.9 million over a weighted average period of 5.81 years.

8.	Net Periodic Benefit Plans Expense

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

The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three months ended March 31,
	2012	2011
	(In thousands)
Service cost	$328	265
Interest cost	199	203
Amortization of:
Prior service cost	24	24
Net loss	36	—

Total net periodic benefit cost	$587	492

Due to the unfunded nature of these plans, no contributions have been made or are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2012.

The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.0 million to the defined benefit pension plan during the three months ended March 31, 2012. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2012.

9.	Comprehensive Income (Loss)

The components of comprehensive income (loss), both gross and net of tax, are as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Gross	Tax	Net	Gross	Tax	Net

Net income	$30,631	(11,696)	18,935	28,942	(10,728)	18,214
Other comprehensive income (loss):
Change in funded status of retirement obligations	121	(49)	72	87	(35)	52
Unrealized gain on securities available-for-sale	2,384	(877)	1,507	(2,268)	1,004	(1,264)
Other-than-temporary impairment accretion on debt securities	369	(151)	218	369	(151)	218

Total other comprehensive income (loss)	2,874	(1,077)	1,797	(1,812)	818	(994)

Total comprehensive income	$33,505	(12,773)	20,732	27,130	(9,910)	17,220

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2012 and 2011:

	Change in funded status of retirement obligations	Unrealized gain on securities available-for-sale	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss

Balance - December 31, 2011	$(3,319)	9,947	(17,734)	(11,106)
Net change	72	1,507	218	1,797

Balance - March 31, 2012	$(3,247)	11,454	(17,516)	(9,309)

Balance - December 31, 2010	$(1,604)	1,136	(19,708)	(20,176)
Net change	52	(1,264)	218	(994)

Balance - March 31, 2011	$(1,552)	(128)	(19,490)	(21,170)

10.	Fair Value Measurements

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, respectively.

	Carrying Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$2,594	—	2,594	—
Debt securities:
Government-sponsored enterprises	3,051		3,051
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	575,135	—	575,135	—
Federal National Mortgage Association	687,419	—	687,419	—
Government National Mortgage Association	6,814	—	6,814	—
Non-agency securities	9,745	—	9,745	—

Total mortgage-backed securities available-for-sale	1,279,113	—	1,279,113	—

Total securities available-for-sale	$1,284,758	—	1,284,758	—

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$1,965	—	1,965	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	395,482	—	395,482	—
Federal National Mortgage Association	567,918	—	567,918	—
Government National Mortgage Association	7,313	—	7,313	—
Non-agency securities	11,037	—	11,037	—

Total mortgage-backed securities available-for-sale	981,750	—	981,750	—

Total securities available-for-sale	$983,715	—	983,715	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

Assets Measured at Fair Value on a Non-Recurring Basis

Mortgage Servicing Rights, net

Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2012, the fair value model used prepayment speeds ranging from 1.3% percent to 23.3% and a discount rate of 9.0% for the valuation of the loan servicing rights. A significant degree of judgment is involved in valuing the loan servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At March 31, 2012 appraisals were discounted in a range of 0%-20%.

Other Real Estate Owned

Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0%-20% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011, respectively.

	Carrying Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$11,279	—	—	11,279
Impaired loans	49,702	—	—	49,702
Other real estate owned	5,337	—	—	5,337

	$66,318	—	—	66,318

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$10,806	—	—	10,806
Impaired loans	46,634	—	—	46,634
Other real estate owned	3,081	—	—	3,081

	$60,521	—	—	60,521

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

The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$103,662	103,662	103,662	—	—
Securities available-for-sale	1,284,758	1,284,758	—	1,284,758	—
Securities held-to-maturity	248,432	271,802	—	234,621	37,181
Stock in FHLB	125,358	125,358	125,358	—	—
Loans held for sale	29,490	29,490	—	29,490	—
Net loans	9,010,864	9,029,787	—	—	9,029,787
Financial liabilities:
Deposits, other than time deposits	4,482,746	4,466,429	4,466,429	—	—
Time deposits	3,317,788	3,364,005	—	3,364,005	—
Borrowed funds	2,278,679	2,370,601	—	2,370,601	—

	December 31, 2011
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$90,139	90,139	90,139	—	—
Securities available-for-sale	983,715	983,715	—	983,715	—
Securities held-to-maturity	287,671	311,860	—	275,154	36,706
Stock in FHLB	116,813	116,813	116,813	—	—
Loans held for sale	18,847	18,847	—	18,847	—
Net loans	8,794,211	8,882,153	—	—	8,882,153
Financial liabilities:
Deposits, other than time deposits	4,020,105	4,044,226	4,044,226	—	—
Time deposits	3,341,898	3,385,577	—	3,385,577	—
Borrowed funds	2,255,486	2,332,624	—	2,332,624	—

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the Boards retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan, which requires additional disclosures about employers’ participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU was effective for annual periods for fiscal years ending after December 15, 2011 for public entities. An entity is required to apply the ASU retrospectively for all periods presented. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU was effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The Company elected to early adopt this guidance in 2011. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the provisions of ASU 2011-05 are presentation and disclosure related, the Company’s adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. The Company has presented comprehensive income in a separate Consolidated Statement of Comprehensive Income and in Note 9 of the Notes to Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity was required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. In the period of adoption, a reporting entity was required to disclose a change, if any, in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfer and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements, which affects entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in this Update remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer. The guidance in this Update was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task Force), which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, to improve disclosures about fair value measurements. This guidance requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

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

Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real property located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

As discussed further in note 11, we early adopted the FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in 2011, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.

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

The low interest rate environment has resulted in our earning assets being originated at reduced yields. The Company has been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities. The current interest rate environment is forecasted to remain at these low levels for the remainder of the year and possibly through year end 2013. The Company will continue to manage its interest rate risk.

The Company’s results of operations are also significantly affected by general economic conditions. The national and regional unemployment rates remain at elevated levels. This factor coupled with the weakness in the housing and real estate markets have resulted in the Company recognizing higher credit costs on the loan portfolio. Despite these conditions our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards as well as our diligence in resolving our troubled loans.

We continue to actively look for opportunities to enhance shareholder value. In January 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. which had $408 million in assets, $386 million in deposits at December 31, 2011 and five full-service branches in Brooklyn and Long Island. In addition, Investors Bancorp, Inc. also completed the sale of most of Brooklyn Federal Bancorp, Inc.’s commercial real estate loan portfolio in January 2012. This acquisition increases our presence in the New York market and complements our New York City loan production office.

Our balance sheet continued to show strong growth this quarter as investments increased 21% to $1.53 billion and net loans, including loans held for sale, increased to $9.04 billion or 3% since December 31, 2012. The loan growth continues to be predominately in the commercial and multi-family portfolios. Our primary source of funding is deposits which totaled $7.80 billion and our core deposits increased 12% this quarter to $4.48 billion. At March 31, 2012, our core deposit to total deposit ratio was 57.5%.

Comparison of Financial Condition at March 31, 2012 and December 31, 2010

Total Assets. Total assets increased by $561.1 million, or 5.2%, to $11.26 billion at March 31, 2012 from $10.70 billion at December 31, 2011. This increase was largely the result of a $301.0 million increase in total available for sale securities to $1.28 billion at March 31, 2012 from $983.7 million at December 31, 2011.

Net Loans Net loans, including loans held for sale, increased by $227.3 million, or 2.6%, to $9.04 billion at March 31, 2012 from $8.81 billion at December 31, 2011. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the three months ended March 31, 2012, Investors Home Mortgage Co. originated $369.2 million in residential mortgage loans of which $189.5 million were sold to third party investors and $179.7 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended March 31, 2012, we purchased loans totaling $149.0 million from these entities. In addition, we acquired $177.5 million in loans from Brooklyn Federal and subsequently sold $49.4 million of commercial real estate loans and $37.9 million of commercial real estate loans on a pass through basis to a third party.

For the three months ended March 31, 2012, we originated $142.3 million in multi-family loans, $97.8 million in commercial real estate loans, $28.9 million in commercial and industrial loans, $24.4 million in construction loans and $18.8 million in consumer and other loans.

At March 31, 2012, total loans were $9.12 billion and included $5.05 billion in residential loans, $1.91 billion in multi-family loans, $1.50 billion in commercial real estate loans, $273.5 million in construction loans, $248.6 million in consumer and other loans and $129.9 million in commercial and industrial loans.

The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at March 31, 2012 was $461.7 million compared to $478.4 million at December 31, 2011. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

The following table sets forth non-accrual loans and accruing past due loans on the dates indicated as well as certain asset quality ratios:

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in millions)
Accruing past due loans:
30 to 59 days past due:
Residential and consumer	65	$14.9	80	$19.1	75	$18.8	84	$18.0	64	$15.3
Construction	—	—	1	0.7	1	1.5	1	6.3	—	—
Multi-family	2	16.0	2	0.8	1	0.7	1	1.4	—	—
Commercial real estate	2	1.8	2	1.5	1	0.1	5	6.0	6	4.8
Commercial and industrial	—	—	—	—	1	0.1	—	—	—	—

Total 30 to 59 days past due	69	32.7	85	22.1	79	21.2	91	31.7	70	20.1
60 to 89 days past due:
Residential and consumer	25	4.4	33	10.0	36	9.8	32	6.0	24	4.0
Construction	—	—	—	—	—	—	—	—	4	13.8
Multi-family	—	—	4	6.2	—	—	1	2.5	7	25.0
Commercial real estate	—	—	—	—	1	0.3	2	1.6	1	0.7
Commercial and industrial	1	0.7	—	—	1	0.4	1	0.1	—	—

Total 60 to 89 days past due	26	5.1	37	16.2	38	10.5	36	10.2	36	43.5

Total accruing past due loans	95	$37.8	122	$38.3	117	$31.7	127	$41.9	106	$63.6

Non-accrual:
Residential and consumer	328	$86.1	321	$85.0	300	$79.5	285	$78.6	281	$80.8
Construction	16	57.2	15	57.1	25	75.4	24	80.1	22	64.2
Multi-family	4	6.2	—	—	2	0.7	2	0.7	3	2.7
Commercial real estate	2	0.4	1	0.1	11	5.7	8	3.9	11	4.7
Commercial and industrial	—	—	—	—	4	0.7	3	0.6	6	2.0

Total Non-accrual Loans	350	$149.9	337	$142.2	342	$162.0	322	$163.9	323	$154.4

Accruing troubled debt restructured loans	15	$8.4	15	$10.5	15	$10.5	15	$10.5	15	$10.0

Non-accrual loans to total loans		1.64%		1.60%		1.82%		1.91%		1.87%
Allowance for loan loss as a percent of non-accrual loans		82.53%		82.44%		71.89%		65.32%		64.04%
Allowance for loan losses as a percent of total loans		1.35%		1.32%		1.31%		1.25%		1.20%

Total non-accrual loans increased $7.5 million to $149.7 million at March 31, 2012 compared to $142.2 million at December 31, 2011. Although we have had resolution on a number of non-accruing loans, the current economic environment continues to cause financial difficulties for several large construction loans. We continue to diligently work our non-accrual loans to achieve the best outcome for the Company.

At March 31, 2012 loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $81.9 million of which $36.1 million of impaired loans had a specific allowance for credit losses of $11.3 million and $45.8 million of impaired loans had no specific allowance for credit losses. At December 31, 2011, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $70.7 million, of which $24.7 million of impaired loans had a related allowance for credit losses of $7.4 million and $46.0 million of impaired loans had no related allowance for credit losses.

At March 31, 2012, there were 4 commercial real estate loans totaling $14.2 million and 28 residential loans totaling $9.7 million which are deemed troubled debt restructurings. At March 31, 2012, 3 of the commercial real estate loan totaling $11.7 million and 14 of the residential loan totaling $3.8 million were included in non-accrual loans.

In addition to non-accrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2012, there were 3 multi-family loans totaling $29.7 million, 2 commercial real estate loans totaling $1.8 million and one commercial and industrial loan totaling $671,000 that the Company has deemed as potential problem loans. Management is actively monitoring these loans.

The ratio of non-accrual loans to total loans was 1.64% at March 31, 2012 compared to 1.60% at December 31, 2011. The allowance for loan losses as a percentage of non-accrual loans was 82.53% at March 31, 2012 compared with 82.54% at December 31, 2011. At March 31, 2012 our allowance for loan losses as a percentage of total loans was 1.35% compared with 1.32% at December 31, 2011.

The following table sets forth the allowance for loan losses at March 31, 2012 and December 31, 2011 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2012		December 31, 2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$31,600	55.41%	$32,447	56.59%
Multi-family	15,312	20.93%	13,863	20.42%
Commercial real estate	32,194	16.51%	30,947	15.95%
Construction loans	25,198	3.00%	22,839	3.12%
Commercial and industrial	4,181	2.73%	3,677	1.20%
Consumer and other loans	1,270	1.42%	1,335	2.72%
Unallocated	13,761	—	12,134	—

Total allowance	$123,516	100.00%	$117,242	100.00%

The allowance for loan losses increased by $6.3 million to $123.5 million at March 31, 2012 from $117.2 million at December 31, 2011. The increase in our allowance for loan losses is due to the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and the level of non-performing loans and delinquent loans caused by the adverse economic conditions in our lending area and the continued growth in the multi-family and commercial real estate loan portfolios. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the impact of the deterioration of the real estate and economic environments in our lending area.

The triggering events or other circumstances that led to the significant credit deterioration resulting in these construction loan charge-offs were caused by a variety of economic factors including, but not limited to: continued deterioration of the housing and real estate markets in which we lend, significant and continuing declines in the value of real estate which collateralize our construction loans, the overall weakness of the economy, and unemployment in our lending area which has remained stubbornly high. See Note 5 of Notes to Consolidated Financial Statements for further detail.

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

Securities. Securities, in the aggregate, increased by $261.8 million, or 20.6%, to $1.53 billion at March 31, 2012, from $1.27 billion at December 31, 2011. The increase in the portfolio was primarily due to the purchase of $366.6 million of agency issued mortgage backed securities, and the purchase of $3.1 million in U.S. government and agencies, partially offset by normal pay downs or maturities during the three months ended March 31, 2012.

Goodwill, Stock in the Federal Home Loan Bank, Other Assets. Goodwill increased $16.4 million as a result of the Brooklyn Federal acquisition. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $8.5 million from $116.8 million at December 31, 2011 to $125.4 million at March 31, 2012 as a result of an increase in our level of borrowings at March 31, 2012. There was a $2.5 million reduction in bank owned life insurance as a result of death benefit payouts.

Deposits. Deposits increased by $438.5 million, or 6.0%, to $7.80 billion at March 31, 2012 from $7.36 billion at December 31, 2011 primarily as a result of the Brooklyn Federal acquisition. Core deposits increased $462.6 million or 11.5%, partially offset by a $24.1 million decrease in certificates of deposit.

Borrowed Funds. Borrowed funds increased $23.2 million, or 1.0%, to $2.28 billion at March 31, 2012 from $2.26 billion at December 31, 2011 to fund our asset growth.

Stockholders’ Equity. Stockholders’ equity increased $28.9 million to $996.3 million at March 31, 2012 from $967.4 million at December 31, 2011. The increase is primarily attributed to the $18.9 million of net income for the quarter ended March 31, 2012, and $745,000 of compensation cost related to equity incentive plans, partially offset by $776,000 in purchases of treasury stock.

Average Balance Sheets for the Three Months ended March 31, 2012 and 2011

The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended March 31, 2012 and 2011. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

INVESTORS BANCORP, INC. AND SUBSIDIARIES

Average Balance Sheet and Yield/Rate Information

	For Three Months Ended
	March 31, 2012				March 31, 2011
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$89,278		$14	0.06%	$71,051		$17	0.10%
Securities available-for-sale (1)	1,154,376		5,892	2.04%	584,255		3,322	2.27%
Securities held-to-maturity	269,183		3,667	5.45%	450,168		5,778	5.13%
Net loans (2)	8,915,992		110,252	4.95%	8,044,401		103,481	5.15%
Federal Home Loan Bank stock	112,759		1,391	4.93%	80,607		1,082	5.37%

Total interest-earning assets	10,541,588		121,216	4.60%	9,230,482		113,680	4.93%

Non-interest earning assets	473,667				410,821

Total assets	$11,015,255				$9,641,303

Interest-bearing liabilities:
Savings	$1,407,586		$1,973	0.56%	$1,200,530		$2,561	0.85%
Interest-bearing checking	1,335,794		1,700	0.51%	1,011,731		1,446	0.57%
Money market accounts	1,221,482		2,087	0.68%	855,659		1,730	0.81%
Certificates of deposit	3,405,240		12,573	1.48%	3,378,093		14,251	1.69%
Borrowed funds	2,063,436		15,152	2.94%	1,828,426		15,955	3.49%

Total interest-bearing liabilities	9,433,538		33,485	1.42%	8,274,439		35,943	1.74%

Non-interest bearing liabilities	599,958				457,466

Total liabilities	10,033,496				8,731,905
Stockholders’ equity	981,759				909,398

Total liabilities and stockholders’ equity	$11,015,255				$9,641,303

Net interest income			$87,731				$77,737

Net interest rate spread (3)				3.18%				3.19%

Net interest earning assets (4)	$1,108,050				$956,043

Net interest margin (5)				3.33%				3.37%

Ratio of interest-earning assets to total interest-bearing liabilities	1.12	X			1.12	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.
(2)	Net loans include loans held-for-sale and non-accrual loans.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net Income. Net income was $18.9 million for the three months ended March 31, 2012 compared to net income of $18.2 million for the three months ended March 31, 2011. These results include the one-time expenses of approximately $6.1 million related to the acquisition of Brooklyn Federal.

Net Interest Income. Net interest income increased by $10.0 million, or 12.9%, to $87.7 million for the three months ended March 31, 2012 from $77.7 million for the three months ended March 31, 2011. The increase was primarily due to the average balance of interest earning assets increasing $1.31 billion to $10.54 billion at March 31, 2012 compared to $9.23 billion at March 31, 2011, as well as a 32 basis point decrease in our cost of interest-bearing liabilities to 1.42% for the three months ended March 31, 2012 from 1.74% for the three months ended March 31, 2011. These were partially offset by the average balance of our interest bearing liabilities increasing $1.16 billion to $9.43 billion at March 31, 2012 compared to $8.27 billion at March 31, 2011, as well as the yield on our interest-earning assets decreasing 33 basis points to 4.60% for the three months ended March 31, 2012 from 4.93% for the three months ended March 31, 2011. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to decrease resulting in our net interest margin decreasing by 4 basis points from 3.37% for the three months ended March 31, 2011 to 3.33% for the three months ended March 31, 2012.

Interest and Dividend Income. Total interest and dividend income increased by $7.5 million, or 6.6%, to $121.2 million for the three months ended March 31, 2012 from $113.7 million for the three months ended March 31, 2011. This increase is attributed to the average balance of interest-earning assets increasing $1.31 billion, or 14.2%, to $10.54 billion for the three months ended March 31, 2012 from $9.23 billion for the three months ended March 31, 2011. This was partially offset by the weighted average yield on interest-earning assets decreasing 33 basis points to 4.60% for the three months ended March 31, 2012 compared to 4.93% for the three months ended March 31, 2011.

Interest income on loans increased by $6.8 million, or 6.5%, to $110.3 million for the three months ended March 31, 2012 from $103.5 million for the three months ended March 31, 2011, reflecting an $870.9 million, or 10.8%, increase in the average balance of net loans to $8.92 billion for the three months ended March 31, 2012 from $8.04 billion for the three months ended March 31, 2011. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $642.2 million and $156.8 million, respectively. This activity is consistent with our strategy to diversify our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $1.1 million in loan prepayment penalties as interest income for the three months ended March 31, 2012 compared to $345,000 for the three months ended March 31, 2011. This was partially offset by a 20 basis point decrease in the average yield on net loans to 4.95% for the three months ended March 31, 2012 from 5.15% for the three months ended March 31, 2011, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, increased by $765,000, or 7.5%, to $11.0 million for the three months ended March 31, 2012 from $10.2 million for the three months ended March 31, 2011. This increase reflected a $439.5 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.63 billion for the three months ended March 31, 2012 from $1.19 billion for the three months ended March 31, 2011 as the Company invested the additional liquidity from the Brooklyn Federal acquisition into agency mortgage backed securities.

This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 74 basis points to 2.70% for the three months ended March 31, 2012 compared to 3.44% for the three months ended March 31, 2011 reflecting the lower interest rate environment.

Interest Expense. Total interest expense decreased by $2.5 million, or 6.8%, to $33.5 million for the three months ended March 31, 2012 from $35.9 million for the three months ended March 31, 2011. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 32 basis points to 1.42% for the three months ended March 31, 2012 compared to 1.74% for the three months ended March 31, 2011. This decrease was partially offset by the average balance of total interest-bearing liabilities increasing by $1.16 billion, or 14.0%, to $9.43 billion for the three months ended March 31, 2012 from $8.27 billion for the three months ended March 31, 2011.

Interest expense on interest-bearing deposits decreased $1.7 million, or 8.3% to $18.3 million for the three months ended March 31, 2012 from $20.0 million for the three months ended March 31, 2011. This decrease is attributed to a 25 basis point decrease in the average cost of interest-bearing deposits to 0.99% for the three months ended March 31, 2012 from 1.24% for the three months ended March 31, 2011 as deposit rates reflect this lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $924.1 million, or 14.3% to $7.37 billion for the three months ended March 31, 2012 from $6.45 billion for the three months ended March 31, 2011. The growth of core deposit accounts- savings, checking and money market, represented 97.1% or $896.9 million of the increase in average balance of total interest-bearing deposits.

Interest expense on borrowed funds decreased by $803,000, or 5.0%, to $15.2 million for the three months ended March 31, 2012 from $16.0 million for the three months ended March 31, 2011. This decrease is attributed to the average cost of borrowed funds decreasing 55 basis points to 2.94% for the three months ended March 31, 2012 from 3.49% for the three months ended March 31, 2011 as maturing borrowings repriced at lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $235.0 million or 12.9%, to $2.06 billion for the three months ended March 31, 2012 from $1.83 billion for the three months ended March 31, 2011.

Provision for Loan Losses. Our provision for loan losses was $13.0 million for the three months ended March 31, 2012 compared to $17.0 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, net charge-offs were $6.7 million compared to $9.0 million for the three months ended March 31, 2011. The inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending, and the level of non-performing loans and delinquent loans caused by the adverse economic conditions in our lending area resulted in a $13.0 million provision for the quarter. This is a decrease over prior year quarter as overall net loan growth slowed and charge-offs were lower compared to the first quarter of 2011. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2012 and December 31, 2011.”

Non-interest Income. Total non-interest income increased by $3.5 million, or 51.8% to $10.4 million for the three months ended March 31, 2012 from $6.8 million for the three months ended

March 31, 2011. The increase is primarily attributed to an increase of $1.6 million in the gain on the sale of loans to $3.9 million, and a $762,000 increase in other non-interest income primarily from the fees associated with the sale of non deposit investment products. In addition, fees and service charges relating primarily to the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts increased $1.2 million to $5.0 million for the three months ended March 31, 2012.

Non-interest Expenses. Total non-interest expenses increased by $15.8 million, or 41.0%, to $54.5 million for the three months ended March 31, 2012 from $38.6 million for the three months ended March 31, 2011. This increase includes $6.1 million in expenses related to the Brooklyn Federal acquisition. Compensation and fringe benefits increased $4.4 million primarily as a result of the staff additions to support our continued growth, including employees from the acquisition of Brooklyn Federal, normal merit increases and $1.4 million in acquisition related expenses of Brooklyn Federal. Occupancy expense increased $3.8 million mainly as a result of a one-time charge of $3.0 million for the early termination of certain leased facilities. In addition, occupancy expenses have been impacted by the costs associated with expanding and enhancing our branch network including the expenses related to the acquisition of the Brooklyn Federal branches. Professional fees increased $3.4 million relating to the legal and consulting costs of $2.5 million associated with the Brooklyn Federal acquisition. Data processing expenses increased $2.6 million primarily due to a one-time charge of $1.5 million for the termination of a Brooklyn Federal data processing contract and $200,000 in data conversion fees relative to Brooklyn Federal. Additionally, the growth in the number of accounts and branches have resulted in an increase in data processing expenses. Other non-interest expense increased $1.8 million which includes $400,000 in Brooklyn Federal related expenses. These increases were partially offset by a $750,000 decrease in our FDIC insurance premium due to the implementation of FDIC assessment regulations finalized in July 2011.

Income Taxes. Income tax expense was $11.7 million for the three months ended March 31, 2012, representing a 38.18% effective tax rate compared to income tax expense of $10.7 million for the three months ended March 31, 2011 representing a 37.07% effective tax rate.

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

At March 31, 2012 the Company had overnight borrowings outstanding with FHLB of $329.0 million compared to $280.0 million at December 31, 2011. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.28 billion at March 31, 2012, an increase from $2.26 billion at December 31, 2011.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2012, outstanding commitments to originate loans totaled $464.0 million; outstanding unused lines of credit totaled $421.1 million; standby letters of credit totaled $8.2 million and outstanding commitments to sell loans totaled $86.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $2.08 billion at March 31, 2012. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.

The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended March 31, 2012, the Company repurchased 52,673 shares of its common stock. Under the current share repurchase program, 2,196,239 shares remain available for repurchase. At March 31, 2012, a total of 16,090,953 shares have been purchased under Board authorized share repurchase programs, of which 3,399,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of March 31, 2012 the Bank exceeded all regulatory capital requirements as follows:

	March 31, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital (to risk-weighted assets)	$967,660	12.7%	608,700	8.0%
Tier I capital (to risk-weighted assets)	872,200	11.5	304,350	4.0
Tier I capital (to average assets)	872,200	8.0	434,548	4.0

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2012:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(in thousands)

Debt obligations (excluding capitalized leases)	$2,278,679	720,679	323,000	179,000	1,056,000
Commitments to originate and purchase loans	$463,989	463,989	—	—	—
Commitments to sell loans	$86,552	86,552	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $180.0 million of the borrowings are callable at the option of the lender.

Additionally, at March 31, 2012, the Company’s commitments to fund unused lines of credit totaled $421.2 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.

In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of March 31, 2012 have not changed significantly from December 31, 2011.

In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2011 Annual Report on Form 10-K.

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

Quantitative Analysis. The table below sets forth, as of March 31, 2012 the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

Change in Interest Rates (basis points)	Net Portfolio Value (1),(2)			Net Interest Income (3)
	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)

+200bp	$621,300	$(244,887)	(28.3)%	$334,111	$(26,246)	(7.3)%
0bp	$866,187	—	—	$360,357	—	—
-100bp	$819,507	$(46,680)	(5.4)%	$366,643	$6,285	1.7%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(2)	Assumes an instantaneous uniform change in interest rates at all maturities.
(3)	Assumes a gradual change in interest rates over a one year period at all maturities

The table set forth above indicates at March 31, 2012 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 28.3% decrease in NPV and a $26.2 million or 7.3% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.4% decrease in NPV and a $6.3 million or 1.7% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases of our common stock during quarter ended March 31, 2012 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 through January 31, 2012	3,900	$13.53	3,900	2,245,012
February 1, 2012 through February 29, 2012	48,773	14.83	48,773	2,196,239
March 1, 2012 through March 31, 2012	—	—	—	2,196,239

Total	52,673	$14.73	52,673

(1)	On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,196,239 shares yet to be purchased as of March 31, 2012.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Bank Director Retirement Plan*

10.4	Investors Bank Supplemental Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Bank Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Agreement and Plan of Merger by and Between Investors Bancorp, Inc and American Bancorp of New Jersey, Inc.***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

10.11	Definitive Agreement and Plan of Merger by and among Investors Bancorp and Brooklyn Federal Bancorp, Inc.*****

14	Code of Ethics******

21	Subsidiaries of Registrant*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. *******

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.
**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.
***	Incorporated by reference to Form 8-Ks originally filed with the Securities and Exchange Commission on December 15, 2008 and March 18, 2009.
****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.
*****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on August 17, 2011.
******	Available on our website www.myinvestorsbank.com
*******	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Investors Bancorp, Inc.

Dated: May 10, 2012	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2012	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)