Form 10-Q
period 2012-06-30
Investors Bancorp Inc
filed 2012-08-07
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
As of August 1, 2012 there were 111,905,861 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 65,396,235 shares, or 58.4% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2012 (unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$112,269	90,139
Securities available-for-sale, at estimated fair value	1,323,499	983,715
Securities held-to-maturity, net (estimated fair value of $238,756 and $311,860 at June 30, 2012 and December 31, 2011, respectively)	220,057	287,671
Loans receivable, net	9,180,402	8,794,211
Loans held-for-sale	33,728	18,847
Stock in the Federal Home Loan Bank	131,526	116,813
Accrued interest receivable	39,783	40,063
Other real estate owned	8,205	3,081
Office properties and equipment, net	75,668	60,555
Net deferred tax asset	136,402	133,526
Bank owned life insurance	111,000	112,990
Intangible assets	56,591	39,225
Other assets	52,442	20,749
	$11,481,572	10,701,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$7,902,648	$7,362,003
Borrowed funds	2,365,700	2,255,486
Advance payments by borrowers for taxes and insurance	51,722	43,434
Other liabilities	136,597	73,222
Total liabilities	10,456,667	9,734,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 111,905,861 and 110,937,672 outstanding at June 30, 2012 and December 31, 2011, respectively	532	532
Additional paid-in capital	531,747	536,408
Retained earnings	604,604	561,596
Treasury stock, at cost; 6,114,419 and 7,082,608 shares at June 30, 2012 and December 31, 2011, respectively	(73,817)	(87,375)
Unallocated common stock held by the employee stock ownership plan	(31,906)	(32,615)
Accumulated other comprehensive loss	(6,255)	(11,106)
Total stockholders’ equity	1,024,905	967,440
Total liabilities and stockholders’ equity	$11,481,572	10,701,585
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$112,277	108,837	$222,529	$212,318
Securities:
Equity	6	—	6	—
Government-sponsored enterprise obligations	4	98	11	267
Mortgage-backed securities	8,125	7,570	16,419	15,145
Municipal bonds and other debt	1,255	1,272	2,513	2,628
Interest-bearing deposits	7	6	21	23
Federal Home Loan Bank stock	1,263	894	2,654	1,976
Total interest and dividend income	122,937	118,677	244,153	232,357
Interest expense:
Deposits	16,406	19,833	34,739	39,821
Secured borrowings	14,971	16,429	30,123	32,384
Total interest expense	31,377	36,262	64,862	72,205
Net interest income	91,560	82,415	179,291	160,152
Provision for loan losses	19,000	18,500	32,000	35,500
Net interest income after provision for loan losses	72,560	63,915	147,291	124,652
Non-interest income
Fees and service charges	4,217	3,804	9,183	7,582
Income on bank owned life insurance	550	1,067	1,214	1,716
Gain on loan transactions, net	4,794	1,655	8,683	3,910
Gain (loss) on securities transactions	72	(341)	30	(318)
Loss on sale of other real estate owned, net	(71)	(106)	(71)	(106)
Other income	1,018	90	1,896	206
Total non-interest income	10,580	6,169	20,935	12,990
Non-interest expense
Compensation and fringe benefits	24,609	20,624	51,020	42,674
Advertising and promotional expense	1,929	1,389	3,441	2,766
Office occupancy and equipment expense	7,402	7,637	17,473	13,866
Federal insurance premiums	1,950	2,700	3,900	5,400
Stationery, printing, supplies and telephone	865	841	2,081	1,630
Professional fees	1,442	1,148	5,884	2,159
Data processing service fees	2,962	2,132	7,511	4,064
Other operating expenses	3,717	3,386	8,021	5,914
Total non-interest expenses	44,876	39,857	99,331	78,473
Income before income tax expense	38,264	30,227	68,895	59,169
Income tax expense	14,292	10,604	25,988	21,332
Net income	$23,972	19,623	$42,907	$37,837
Basic and diluted earnings per share	0.22	0.18	0.40	0.35
Weighted average shares outstanding
Basic	107,374,863	108,482,969	107,316,336	108,525,151
Diluted	107,573,128	108,730,300	107,491,267	108,696,361

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$23,972	19,623	$42,907	$37,837
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	71	50	143	102
Unrealized gain on securities available-for-sale	2,742	4,826	4,249	3,562
Reclassification adjustment for security gains (losses) included in net income	22	(691)	22	(691)
Other-than-temporary impairment accretion on debt securities	219	218	437	436
Total other comprehensive income	3,054	4,403	4,851	3,409
Total comprehensive income	$27,026	24,026	$47,758	$41,246
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Six months ended June 30, 2012 and 2011
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279
Net income	—	—	37,837	—	—	—	37,837
Other comprehensive income, net of tax	—	—	—	—	—	3,409	3,409
Purchase of treasury stock (635,201 shares)	—	—	—	(8,742)	—	—	(8,742)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	4,872	—	—	—	—	4,872
ESOP shares allocated or committed to be released	—	290	—	—	709	—	999
Balance at June 30, 2011	$532	532,294	520,547	(63,628)	(33,324)	(16,767)	939,654
Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	42,907	—	—	—	42,907
Other comprehensive income, net of tax	—	—	—	—	—	4,851	4,851
Common stock issued from treasury to finance acquisition (551,862 shares)	—	—	(142)	7,703	—	—	7,561
Purchase of treasury stock (54,673 shares)	—	—	—	(806)	—	—	(806)
Treasury stock allocated to restricted stock plan	—	(6,904)	243	6,661	—	—	—
Compensation cost for stock options and restricted stock	—	1,796	—	—	—	—	1,796
Net tax benefit from stock-based compensation	—	103	—	—	—	—	103
ESOP shares allocated or committed to be released	—	344	—	—	709	—	1,053
Balance at June 30, 2012	$532	531,747	604,604	(73,817)	(31,906)	(6,255)	1,024,905
See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$42,907	37,837
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,849	5,871
Amortization of premiums and accretion of discounts on securities, net	5,786	2,597
Amortization of premiums and accretion of fees and costs on loans, net	4,139	2,886
Amortization of intangible assets	716	782
Provision for loan losses	32,000	35,500
Depreciation and amortization of office properties and equipment	3,249	3,340
Gain (loss) on securities, net	(30)	318
Mortgage loans originated for sale	(404,762)	(188,030)
Proceeds from mortgage loan sales	397,643	205,807
Gain on sales of mortgage loans, net	(7,762)	(2,689)
Loss on sale of other real estate owned	71	106
Gain on sale of branches	—	(72)
Income on bank owned life insurance	(1,214)	(1,716)
Decrease in accrued interest receivable	1,360	136
Deferred tax benefit	(2,172)	(6,235)
(Increase) decrease in other assets	(28,909)	8,385
Increase (decrease) in other liabilities	58,832	(3,214)
Total adjustments	61,796	63,772
Net cash provided by operating activities	104,703	101,609
Cash flows from investing activities:
Purchases of loans receivable	(314,308)	(376,381)
Net repayments (originations) of loans receivable	9,713	(224,258)
Proceeds from sale of loans held for investment	53,862	1,221
Gain on disposition of loans held for investment	(921)	(1,221)
Net proceeds from sale of foreclosed real estate	1,641	1,068
Purchases of debt securities held-to-maturity	—	(1,337)
Purchases of mortgage-backed securities available-for-sale	(481,728)	(264,197)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	57,024	90,838
Proceeds from calls/maturities on debt securities held-to-maturity	11,753	20,499
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	144,741	86,383
Proceeds from sale of mortgage-backed securities held-to-maturity	680	21,355
Proceeds from sales of mortgage-backed securities available-for-sale	167,443	36,972
Redemption of equity securities available-for-sale	85	—
Proceeds from redemptions of Federal Home Loan Bank stock	56,495	37,386
Purchases of Federal Home Loan Bank stock	(69,637)	(75,334)
Purchases of office properties and equipment	(13,212)	(5,404)

Death benefit proceeds from bank owned life insurance	3,204	7,188
Cash paid, net of consideration received for branch sale	—	(64,612)
Cash received, net of cash consideration paid for acquisitions	27,741	—
Net cash used in investing activities	(345,424)	(709,834)
Cash flows from financing activities:
Net increase in deposits	154,786	117,176
Repayments of funds borrowed under other repurchase agreements	(90,000)	(250,000)
Net increase in other borrowings	192,014	758,986
Net increase in advance payments by borrowers for taxes and insurance	6,754	7,392
Purchase of treasury stock	(806)	(8,742)
Net tax benefit from stock-based compensation	103	—
Net cash provided by financing activities	262,851	624,812
Net increase in cash and cash equivalents	22,130	16,587
Cash and cash equivalents at beginning of period	90,139	76,224
Cash and cash equivalents at end of period	$112,269	92,811
Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$6,836	423
Cash paid during the year for:
Interest	$65,822	73,142
Income taxes	$32,321	26,255
Fair value of assets acquired	$391,135	—
Goodwill and core deposit intangible	$16,805	—
Liabilities assumed	$(400,379)	—
Common stock issued for Brooklyn Federal Savings Bank acquisition	$(7,561)	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.Basis of Presentation
The consolidated financial statements are comprised of the accounts of Investors Bancorp, Inc. and its wholly owned subsidiaries, including Investors Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries (collectively, the “Company”).
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month period ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.Business Combinations
On June 14, 2012, the Company announced the signing of a definitive merger agreement under which the Company will acquire Marathon Banking Corporation for approximately $135 million in cash consideration. The merger has been approved by the board of directors of each company and is expected to close in the fourth quarter of 2012, subject to customary closing conditions including regulatory approvals.
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

3.	Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended June 30,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$23,972			$19,623
Basic earnings per share:
Income available to common stockholders	$23,972	107,374,863	$0.22	$19,623	108,482,969	$0.18
Effect of dilutive common stock equivalents	—	198,265		—	247,331
Diluted earnings per share:
Income available to common stockholders	$23,972	107,573,128	$0.22	$19,623	108,730,300	$0.18
For the three months ended June 30, 2012 and June 30, 2011 there were 3.7 million and 4.3 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Six Months Ended June 30,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$42,907			$37,837
Basic earnings per share:
Income available to common stockholders	$42,907	107,316,336	$0.40	$37,837	108,525,151	$0.35
Effect of dilutive common stock equivalents	—	174,931		—	171,210
Diluted earnings per share:
Income available to common stockholders	$42,907	107,491,267	$0.40	$37,837	108,696,361	$0.35
For the six months ended June 30, 2012 and June 30, 2011, there were 4.3 million and 4.9 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$2,340	577	—	2,917
Debt securities:
Government-sponsored enterprises	3,056	—	11	3,045
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	557,597	7,452	159	564,890
Federal National Mortgage Association	722,525	15,403	43	737,885
Government National Mortgage Association	6,172	113	—	6,285
Non-agency securities	8,253	224	—	8,477
Total mortgage-backed securities available-for-sale	1,294,547	23,192	202	1,317,537
Total available-for-sale	1,299,943	23,769	213	1,323,499
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	160	2	—	162
Municipal bonds	6,558	1,042	—	7,600
Corporate and other debt securities	27,196	11,039	3,664	34,571
Total debt securities held-to-maturity	33,914	12,083	3,664	42,333
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	83,541	3,905	11	87,435
Federal National Mortgage Association	82,144	5,875	—	88,019
Government National Mortgage Association	1,280	198	—	1,478
Federal housing authorities	1,944	15	—	1,959
Non-agency securities	17,234	298	—	17,532
Total mortgage-backed securities held-to-maturity	186,143	10,291	11	196,423
Total held-to-maturity	220,057	22,374	3,675	238,756
Total securities	$1,520,000	46,143	3,888	1,562,255

	At December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,941	24	—	1,965
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	389,295	6,194	7	395,482
Federal National Mortgage Association	557,746	10,261	89	567,918
Government National Mortgage Association	7,212	101	—	7,313
Non-agency securities	10,782	255	—	11,037
Total mortgage-backed securities available-for-sale	965,035	16,811	96	981,750
Total available-for-sale	966,976	16,835	96	983,715
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	174	1	—	175
Municipal bonds	18,001	846	—	18,847
Corporate and other debt securities	25,511	13,846	2,651	36,706
Total debt securities held-to-maturity	43,686	14,693	2,651	55,728
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	112,540	4,878	21	117,397
Federal National Mortgage Association	103,823	6,764	—	110,587
Government National Mortgage Association	1,382	203	—	1,585
Federal housing authorities	2,077	60	—	2,137
Non-agency securities	24,163	302	39	24,426
Total mortgage-backed securities held-to-maturity	243,985	12,207	60	256,132
Total held-to-maturity	287,671	26,900	2,711	311,860
Total securities	$1,254,647	43,735	2,807	1,295,575
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

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, was as follows:

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,045	11	—	—	3,045	11
Total debt securities available-for-sale	3,045	11	—	—	3,045	11
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	61,266	159	—	—	61,266	159
Federal National Mortgage Association	56,558	43	—	—	56,558	43
Total mortgage-backed securities available-for-sale	117,824	202	—	—	117,824	202
Total available-for-sale	120,869	213	—	—	120,869	213
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,618	468	1,012	3,196	2,630	3,664
Total debt securities held-to-maturity	1,618	468	1,012	3,196	2,630	3,664
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	7,915	11	—	—	7,915	11
Total mortgage-backed securities held-to-maturity	7,915	11	—	—	7,915	11
Total held-to-maturity	9,533	479	1,012	3,196	10,545	3,675
Total	$130,402	692	1,012	3,196	131,414	3,888

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,485	7	—	—	3,485	7
Federal National Mortgage Association	27,400	89	—	—	27,400	89
Total mortgage-backed securities available-for-sale	30,885	96	—	—	30,885	96
Total available-for-sale	30,885	96	—	—	30,885	96
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,140	523	635	2,128	1,775	2,651
Total debt securities held-to-maturity	1,140	523	635	2,128	1,775	2,651
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,764	21	—	—	1,764	21
Non-agency securities	2,312	39	—	—	2,312	39
Total mortgage-backed securities held-to-maturity	4,076	60	—	—	4,076	60
Total held-to-maturity	5,216	583	635	2,128	5,851	2,711
Total	$36,101	679	635	2,128	36,736	2,807
The gross unrealized losses in our corporate and other debt securities accounted for 94.2% of the gross unrealized losses at June 30, 2012. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 33 pooled trust preferred securities (“TruPS”), principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to the adverse economic conditions, all of these securities have been downgraded below investment grade and as of June 30, 2012, 12 of the securities were in an unrealized loss position (see “OTTI” for further discussion). At June 30, 2012, the amortized cost and estimated fair values of the trust preferred portfolio was $27.2 million and $34.6 million, respectively. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of June 30, 2012. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$234.0	$290.0	$56.0	32	6.50%	15.98%	—%	Ca / C
Alesco PF III	B1	518.2	896.5	378.3	34	12.61%	11.71%	—%	Ca / C
Alesco PF III	B2	207.4	358.6	151.2	34	12.61%	11.33%	—%	Ca / C
Alesco PF IV	B1	295.8	45.2	(250.6)	39	3.35%	24.69%	—%	C / C
Alesco PF VI	C2	473.1	727.0	253.9	43	7.10%	22.85%	—%	Ca / C
MM Comm III	B	805.1	2,511.1	1,706.0	5	26.67%	12.81%	12.84%	Ba1 / CC
MM Comm IX	B1	68.7	15.7	(53.0)	17	30.83%	17.84%	—%	Ca / D
MMCaps XVII	C1	1,127.2	1,617.7	490.5	36	11.16%	13.42%	—%	Ca / C
MMCaps XIX	C	433.5	15.0	(418.5)	30	25.88%	21.24%	—%	C / C
Tpref I	B	1,443.2	1,922.0	478.8	12	45.69%	10.22%	—%	Ca / D
Tpref II	B	3,037.3	3,566.4	529.1	18	29.81%	16.32%	—%	Caa3 / C
US Cap I	B2	688.8	1,091.7	402.9	31	8.83%	15.13%	—%	Caa1 / C
US Cap I	B1	2,046.3	3,275.1	1,228.8	31	8.83%	15.13%	—%	Caa1 / C
US Cap II	B1	1,042.8	1,788.5	745.7	39	12.90%	13.27%	—%	Caa3 / C
US Cap III	B1	1,212.6	1,664.4	451.8	31	16.86%	17.23%	—%	Ca / C
US Cap IV	B1	883.7	53.0	(830.7)	46	31.71%	22.69%	—%	C / D
Trapeza XII	C1	1,286.2	381.8	(904.4)	30	23.19%	23.13%	—%	C / C
Trapeza XIII	C1	1,236.0	991.0	(245.0)	44	17.80%	18.67%	—%	Ca / C
Pretsl XXIII	A1	648.5	1,278.2	629.7	64	20.68%	21.23%	31.40%	A3 / BB
Pretsl XXIV	A1	2,383.9	3,906.4	1,522.5	62	25.22%	20.76%	24.85%	Baa3 / BB
Pretsl IV	Mez	127.2	103.6	(23.6)	5	18.05%	16.08%	19.00%	Caa2 / CCC
Pretsl V	Mez	12.7	15.8	3.1	—	65.46%	—%	—%	C / D
Pretsl VII	Mez	1,196.6	2,028.3	831.7	8	35.55%	36.68%	—%	Ca / C
Pretsl XV	B1	782.7	937.8	155.1	52	17.50%	20.98%	—%	C / C
Pretsl XVII	C	494.8	253.8	(241.0)	34	19.17%	26.96%	—%	C / C
Pretsl XVIII	C	1,129.1	1,305.9	176.8	54	19.00%	15.45%	—%	Ca / C
Pretsl XIX	C	467.5	298.8	(168.7)	49	14.00%	20.24%	—%	C / C
Pretsl XX	C	241.5	81.8	(159.7)	42	17.93%	23.59%	—%	C / C
Pretsl XXI	C1	443.7	651.4	207.7	49	18.78%	22.57%	—%	C / C
Pretsl XXIII	A-FP	1,186.9	1,760.7	573.8	95	19.73%	16.20%	18.28%	B1 / B
Pretsl XXIV	C1	504.6	166.1	(338.5)	62	25.22%	20.76%	—%	C / C
Pretsl XXV	C1	254.8	224.3	(30.5)	48	23.66%	20.87%	—%	C / C
Pretsl XXVI	C1	281.5	347.6	66.1	53	25.83%	15.37%	—%	C / C
		$27,195.9	$34,571.2	$7,375.3

(1)	At June 30, 2012, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 19.0%.

(2)	At June 30, 2012, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.3% to 12.0%.

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
The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity, are shown below.

	June 30, 2012
	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$570	570
Due after one year through five years	3,894	3,949
Due after five years through ten years	180	182
Due after ten years	32,326	40,677
Total	$36,970	45,378
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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At June 30, 2012, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the three months ended June 30, 2012. At June 30, 2012, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $29.2 million ($17.3 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance of credit related OTTI, beginning of period	$116,381	119,107	$117,003	119,809
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(622)	(702)	(1,244)	(1,404)
Balance of credit related OTTI, end of period	$115,759	118,405	$115,759	118,405

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
Realized Gains and Losses

Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended June 30, 2012, proceeds from sales of securities from the available-for-sale portfolio were $663,000, which resulted in gross realized gains of $38,000 and no gross realized losses. During the six months ended June 30, 2012 the Company also sold $166.8 million of available-for-sale agency mortgage backed securities that were acquired in the acquisition of Brooklyn Federal Bancorp, Inc. The sales did not result in any gross realized gains or gross realized losses. In addition, the Company realized a $42,000 loss on capital distributions of equity securities during the six months ended June 30, 2012.
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
For the three and six months ended June 30, 2012, proceeds from sales of securities from the held-to-maturity portfolio were $680,000, which resulted in gross realized gains of $34,000 and no gross realized losses. For the three and six months ended June 30, 2011, proceeds from sales of securities from the held-to-maturity portfolio were $21.4 million, which resulted in gross realized gains and gross realized losses of $925,000 and $104,000, respectively. Sales from the held-to-maturity portfolio met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.

5.	Loans Receivable, Net
Loans receivable, net are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans	$4,978,312	5,034,161
Multi-family loans	2,165,310	1,816,118
Commercial real estate loans	1,517,596	1,418,636
Construction loans	264,043	277,625
Consumer and other loans	237,510	242,227
Commercial and industrial loans	127,849	106,299
Total loans	9,290,620	8,895,066
Net unamortized premiums and deferred loan costs	18,256	16,387
Allowance for loan losses	(128,474)	(117,242)
Net loans	$9,180,402	8,794,211
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of year	$123,516	98,891	$117,242	$90,931
Loans charged off	(14,135)	(10,625)	(21,143)	(19,679)
Recoveries	93	205	375	219
Net charge-offs	(14,042)	(10,420)	(20,768)	(19,460)
Provision for loan losses	19,000	18,500	32,000	35,500
Balance at end of year	$128,474	106,971	$128,474	$106,971
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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other loans if management has specific information of a collateral shortfall. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company also considers whether residential loans are fixed or adjustable rate. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
For homogeneous residential mortgage loans, the Company’s policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every 2 years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and declines in the real estate market.
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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012.

	June 30, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(5,486)	(7,102)	(51)	(8,178)	(10)	(316)	—	(21,143)
Recoveries	169	—	9	176	21	—	—	375
Provision	5,357	18,799	(408)	8,685	639	893	(1,965)	32,000
Ending balance-June 30, 2012	$32,487	25,560	30,497	23,522	4,327	1,912	10,169	128,474
Balance at June 30, 2012
Individually evaluated for impairment	$1,675	1,000	—	7,254	—	—	—	9,929
Collectively evaluated for impairment	30,812	24,560	30,497	16,268	4,327	1,912	10,169	118,545
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
	$32,487	25,560	30,497	23,522	4,327	1,912	10,169	128,474
Loans:
Balance at June 30, 2012
Individually evaluated for impairment	$9,972	11,132	3,690	51,491	125	—	—	76,410
Collectively evaluated for impairment	4,968,184	2,154,178	1,513,369	212,552	127,724	237,510	—	9,213,517
Loans acquired with deteriorated credit quality	156	—	537	—	—	—	—	693
	$4,978,312	2,165,310	1,517,596	264,043	127,849	237,510	—	9,290,620

	December 31, 2011
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(9,304)	(363)	(7,637)	(30,548)	(1,621)	(714)	—	(50,187)
Recoveries	388	19	—	576	13	2	—	998
Provision	20,874	3,753	22,152	18,142	3,096	1,181	6,302	75,500
Ending balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Balance at December 31, 2011
Individually evaluated for impairment	$1,605	—	—	5,800	—	—	—	7,405
Collectively evaluated for impairment	30,842	13,863	30,947	17,039	3,677	1,335	12,134	109,837
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Loans:
Balance at December 31, 2011
Individually evaluated for impairment	$8,465	—	2,268	59,971	—	—	—	70,704
Collectively evaluated for impairment	5,025,367	1,816,118	1,415,821	217,654	106,299	242,227	—	8,823,486
Loans acquired with deteriorated credit quality	329	—	547	—	—	—	—	876
	$5,034,161	1,816,118	1,418,636	277,625	106,299	242,227	—	8,895,066
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
The following table presents the risk category of loans as of June 30, 2012 and December 31, 2011 by class of loans:

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,874,143	23,912	80,257	—	—	4,978,312
Multi-family	2,111,328	36,698	17,284	—	—	2,165,310
Commercial real estate	1,495,749	3,638	18,209	—	—	1,517,596
Construction	161,769	28,859	69,666	3,749	—	264,043
Commercial and industrial	121,150	1,523	5,176	—	—	127,849
Total	$8,764,139	94,630	190,592	3,749	—	9,053,110

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,925,384	27,930	80,847	—	—	5,034,161
Multi-family	1,777,434	16,053	22,631	—	—	1,816,118
Commercial real estate	1,390,725	8,596	19,315	—	—	1,418,636
Construction	173,392	18,103	81,267	4,863	—	277,625
Commercial and industrial	90,903	9,933	5,463	—	—	106,299
Total	$8,357,838	80,615	209,523	4,863	—	8,652,839
Consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. At June 30, 2012 there were $237.5 million of outstanding consumer and other loans, of which $953,000 were on non-accrual. At December 31, 2011 there were $242.2 million of outstanding consumer and other loans, of which$1.0 million were on non-accrual status.

The following table presents the payment status of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans:

	June 30, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(in thousands)
Residential mortgage	$15,915	7,997	78,734	102,646	4,875,666	4,978,312
Multi-family	4,554	6,500	6,822	17,876	2,147,434	2,165,310
Commercial real estate	246	—	1,151	1,397	1,516,199	1,517,596
Construction	—	161	46,801	46,962	217,081	264,043
Commercial and industrial	—	3,272	671	3,943	123,906	127,849
Consumer and other	374	365	953	1,692	235,818	237,510
Total	$21,089	18,295	135,132	174,516	9,116,104	9,290,620

	December 31, 2011
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(in thousands)
Residential mortgage	$18,083	9,847	81,032	108,962	4,925,199	5,034,161
Multi-family	796	6,180	—	6,976	1,809,142	1,816,118
Commercial real estate	1,492	—	73	1,565	1,417,071	1,418,636
Construction	674	8,068	40,362	49,104	228,521	277,625
Commercial and industrial	—	—	—	—	106,299	106,299
Consumer and other	1,033	173	1,009	2,215	240,012	242,227
Total	$22,078	24,268	122,476	168,822	8,726,244	8,895,066
The following table presents non-accrual loans at the dates indicated:

	June 30, 2012		December 31, 2011
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	328	$81,633	321	$85,065
Construction	15	51,491	15	57,070
Multi-family	6	13,322	—	—
Commercial real estate	1	1,151	1	73
Commercial and industrial	2	796	—	—
Total Non-accrual Loans	352	$148,393	337	$142,208
Based on management’s evaluation, at June 30, 2012, the Company classified 3 TDR construction loans totaling $7.6 million and 14 TDR residential loans totaling $3.6 million that were current as non-accrual. The Company has no loans past due 90 days or more that are still accruing interest.
At June 30, 2012 and December 31, 2011, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $76.4 million and $70.7 million, respectively, with allocations of the allowance for loan losses of $9.9 million and $7.4 million, respectively. During the three months ended June 30, 2012 and 2011, interest income received and recognized on these loans totaled $670,000 and $104,000, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012:

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,287	1,491	—	963	13
Multi-family	6,500	13,500	—	2,167	179
Commercial real estate	3,690	3,690	—	2,803	84
Construction loans	22,801	54,431	—	36,078	245
Commercial and industrial	125	125	—	42	4
Consumer and other	—	—	—	—	—
With an allowance recorded:
Residential mortgage	8,685	8,963	1,675	8,432	139
Multi-family	4,632	4,632	1,000	3,088	—
Commercial real estate	—	—	—	—	—
Construction loans	28,690	39,332	7,254	22,771	6
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total:
Residential mortgage	9,972	10,454	1,675	9,556	152
Multi-family	11,132	18,132	1,000	5,255	179
Commercial real estate	3,690	3,690	—	2,803	84
Construction loans	51,491	93,763	7,254	58,849	251
Commercial and industrial	125	125	—	42	4
Consumer and other	—	—	—	—	—
Total impaired loans	$76,410	126,164	9,929	76,505	670

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$114	114	—	126	5
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	1,180	136
Construction loans	43,590	79,187	—	26,463	1,069
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
With an allowance recorded:
Residential mortgage	8,351	8,351	1,605	5,910	327
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	1,361	—
Construction loans	16,381	16,381	5,800	39,115	400
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total:
Residential mortgage	8,465	8,465	1,605	6,036	332
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	2,541	136
Construction loans	59,971	95,568	5,800	65,578	1,469
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total impaired loans	$70,704	106,301	7,405	74,155	1,937
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

The following table presents the total troubled debt restructured loans at June 30, 2012:

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	15	$6,347	14	$3,626	29	$9,973
Commercial real estate	2	2,539	—	—	2	2,539
Construction	—	—	3	7,589	3	7,589
	17	$8,886	17	$11,215	34	$20,101
The following table presents information about troubled debt restructurings which occurred during the three and six ended June 30, 2012:

Three months ended June 30, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	1	$263	$263
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Six months ended June 30, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	9	$2,011	$1,957
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate repayment of recorded investment.
There was one residential TDR during the three months ended June 30, 2012 that had a modified interest rate of 2.00% as compared to a yield of 5.63% prior to modification. For the six months ended June 30, 2012, there were 9 residential TDRs that had a weighted average modified interest rate of approximately 2.94% compared to a yield of 5.78% prior to modification. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. There were no new commercial real estate TDRs for the three months ended June 30, 2012.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $2.9 million in charges-offs for collateral dependant TDRs during the three months ended June 30, 2012. The allowance for loan losses associated with the TDRs presented in the above tables, totaled $9.9 million at June 30, 2012, and was included in the allowance for loan losses for loans individually evaluated for impairment.
Loans modified as TDRs in the previous 12 months to June 30, 2012, for which there was a payment default consisted of one construction loan with a recorded investment of $2.9 million and 2 residential loan with a recorded investment of $1.3 million at

June 30, 2012.

6.	Deposits
Deposits are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Savings	$1,548,738	1,270,197
Checking accounts	1,936,969	1,633,703
Money market deposits	1,316,572	1,116,205
Certificates of deposit	3,100,369	3,341,898
	$7,902,648	7,362,003

7.Equity Incentive Plan
During the three and six months ended June 30, 2012, the Company recorded $926,000 and $1.8 million of share-based expense, comprised of stock option expense of $106,000 and $212,000 and restricted stock expense of $820,000 and $1.6 million, respectively. During the three and six months ended June 30, 2011, the Company recorded $2.3 million and $4.9 million of share-based expense, comprised of stock option expense of $829,000 and $1.7 million and restricted stock expense of $1.5 million and $3.2 million, respectively.
The following is a summary of the Company’s stock option activity and related information for its option plans for the six months ended June 30, 2012:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,350,068	$14.98	5.1	years	$1,085,747
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(34,000)	15.35
Outstanding at June 30, 2012	4,316,068	$14.98	4.7	years	$1,085,747
Exercisable at June 30, 2012	4,123,767	$15.05	4.6	years	$784,502
There were no options granted during the six months ended June 30, 2012. Expected future expense relating to the unvested options outstanding as of June 30, 2012 is $542,000 over a weighted average period of 1.56 years.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2012 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	989,296	$13.02
Granted	471,000	14.66
Vested	(152,057)	13.00
Forfeited	—	—
Non-vested at June 30, 2012	1,308,239	$13.62
Expected future compensation expense relating to the unvested restricted shares at June 30, 2012 is $16.1 million over a weighted average period of 5.59 years.

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
The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$328	265	$657	$531
Interest cost	199	203	398	405
Amortization of:
Prior service cost	24	24	49	49
Net loss	36	—	72	—
Total net periodic benefit cost	$587	492	$1,176	$985
Due to the unfunded nature of these plans, no contributions have been made or are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2012.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.8 million to the defined benefit pension plan during the six months ended June 30, 2012. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2012.

9.	Comprehensive Income
The components of comprehensive income, both gross and net of tax, are as follows:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Gross	Tax	Net	Gross	Tax	Net
Net income	$38,264	14,292	23,972	30,227	10,604	19,623
Other comprehensive income (loss):
Change in funded status of retirement obligations	121	50	71	85	35	50
Unrealized gain on securities available-for-sale	4,396	1,654	2,742	8,169	3,343	4,826
Reclassification adjustment for losses included in net income	37	15	22	(1,168)	(477)	(691)
Other-than-temporary impairment accretion on debt securities	370	151	219	368	150	218
Total other comprehensive income	4,924	1,870	3,054	7,454	3,051	4,403
Total comprehensive income	$43,188	16,162	27,026	37,681	13,655	24,026

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Gross	Tax	Net	Gross	Tax	Net
Net income	$68,895	25,988	42,907	59,169	21,332	37,837
Other comprehensive income:
Change in funded status of retirement obligations	242	99	143	172	70	102
Unrealized gain on securities available-for-sale	6,780	2,531	4,249	5,901	2,339	3,562
Reclassification adjustment for losses included in net income	37	15	22	(1,168)	(477)	(691)
Other-than-temporary impairment accretion on debt securities	739	302	437	737	301	436
Total other comprehensive income	7,798	2,947	4,851	5,642	2,233	3,409
Total comprehensive income	$76,693	28,935	47,758	64,811	23,565	41,246
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2012 and 2011:

	Change in funded status of retirement obligations	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
Balance - December 31, 2011	$(3,319)	9,947	—	(17,734)	(11,106)
Net change	143	4,249	22	437	4,851
Balance - June 30, 2012	$(3,176)	14,196	22	(17,297)	(6,255)
Balance - December 31, 2010	$(1,604)	1,136	—	(19,708)	(20,176)
Net change	102	3,562	(691)	436	3,409
Balance - June 30, 2011	$(1,502)	4,698	(691)	(19,272)	(16,767)

10.	Fair Value Measurements
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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, respectively.

	Carrying Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$2,917	—	2,917	—
Debt securities:
Government-sponsored enterprises	3,045		3,045
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	564,890	—	564,890	—
Federal National Mortgage Association	737,885	—	737,885	—
Government National Mortgage Association	6,285	—	6,285	—
Non-agency securities	8,477	—	8,477	—
Total mortgage-backed securities available-for-sale	1,317,537	—	1,317,537	—
Total securities available-for-sale	$1,323,499	—	1,323,499	—

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$1,965	—	1,965	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	395,482	—	395,482	—
Federal National Mortgage Association	567,918	—	567,918	—
Government National Mortgage Association	7,313	—	7,313	—
Non-agency securities	11,037	—	11,037	—
Total mortgage-backed securities available-for-sale	981,750	—	981,750	—
Total securities available-for-sale	$983,715	—	983,715	—
There have been no changes in the methodologies used at June 30, 2012 from December 31, 2011, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2012, the fair value model used prepayment speeds ranging from 2.6% to 25.1% and a discount rate of 9.0% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At June 30, 2012 appraisals were discounted in a range of 0%-20%.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011, respectively.

	Carrying Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$12,171	—	—	12,171
Impaired loans	59,723	—	—	59,723
Other real estate owned	8,205	—	—	8,205
	$80,099	—	—	80,099

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$10,806	—	—	10,806
Impaired loans	46,634	—	—	46,634
Other real estate owned	3,081	—	—	3,081
	$60,521	—	—	60,521
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$112,269	112,269	112,269	—	—
Securities available-for-sale	1,323,499	1,323,499	—	1,323,499	—
Securities held-to-maturity	220,057	238,756	—	204,185	34,571
Stock in FHLB	131,526	131,526	131,526	—	—
Loans held for sale	33,728	33,728	—	33,728	—
Net loans	9,180,402	9,327,564	—	—	9,327,564
Financial liabilities:
Deposits, other than time deposits	4,802,279	4,841,033	4,841,033	—	—
Time deposits	3,100,369	3,147,371	—	3,147,371	—
Borrowed funds	2,365,700	2,465,958	—	2,465,958	—

	December 31, 2011
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$90,139	90,139	90,139	—	—
Securities available-for-sale	983,715	983,715	—	983,715	—
Securities held-to-maturity	287,671	311,860	—	275,154	36,706
Stock in FHLB	116,813	116,813	116,813	—	—
Loans held for sale	18,847	18,847	—	18,847	—
Net loans	8,794,211	8,882,153	—	—	8,882,153
Financial liabilities:
Deposits, other than time deposits	4,020,105	4,044,226	4,044,226	—	—
Time deposits	3,341,898	3,385,577	—	3,385,577	—
Borrowed funds	2,255,486	2,332,624	—	2,332,624	—
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
We early adopted the FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in 2011, which permited an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.
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
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, interest-bearing transaction accounts and borrowed funds. Net interest income is affected by the level of interest rates, the shape of the market yield curve, the timing of the placement and the re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
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
We continue to actively look for opportunities to enhance shareholder value. In June 2012, the Company announced the signing of the definitive merger agreement to acquire Marathon Banking Corporation. Marathon has approximately $900 million in assets, $780 million in deposits, and 13 full service branches in the New York Metropolitan area. This along with the acquisition of Brooklyn Federal Bancorp, Inc. completed in January 2012 increases our presence in the New York market and complements our New York City loan production office.
Our balance sheet continued to show strong growth this quarter as investments increased 21.4% to $1.54 billion and net loans, including loans held for sale, increased to $9.21 billion or 4.6% since December 31, 2011. The loan growth continues to be predominately in the commercial and multi-family portfolios. Our primary source of funding is deposits which totaled $7.9 billion and our core deposits increased 19.5% this quarter to $4.80 billion. At June 30, 2012, our core deposit to total deposit ratio was 60.8%.
Comparison of Financial Condition at June 30, 2012 and December 31, 2011
Total Assets. Total assets increased by $780.0 million, or 7.3%, to $11.48 billion at June 30, 2012 from $10.70 billion at December 31, 2011. This increase was largely the result of net loans, including loans held for sale increasing $401.1 million to $9.21 billion at June 30, 2012 from $8.81 billion at December 31, 2011 and a $339.8 million increase in total available for sale securities to $1.32 billion at June 30, 2012 from $983.7 million at December 31, 2011.
Net Loans Net loans, including loans held for sale, increased by $401.1 million, or 4.6%, to $9.21 billion at June 30, 2012 from $8.81 billion at December 31, 2011. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the six months ended June 30, 2012, Investors Home Mortgage Co. originated $781.4 million in residential mortgage loans of which $404.8 million were sold to third party investors and $376.6 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended June 30, 2012, we purchased loans totaling $301.3 million from these entities. In addition, we acquired $177.5 million in loans from Brooklyn Federal and subsequently sold $49.4 million of commercial real estate loans and $37.9 million of commercial real estate loans on a pass through basis to a third party.

For the six months ended June 30, 2012, we originated $437.5 million in multi-family loans, $205.2 million in commercial real estate loans, $36.2 million in commercial and industrial loans, $37.0 million in consumer and other loans and $25.5 million in construction loans.

At June 30, 2012, total loans were $9.29 billion and included $4.98 billion in residential loans, $2.17 billion in multi-family loans, $1.52 billion in commercial real estate loans, $264.0 million in construction loans, $237.5 million in consumer and other loans and

$127.8 million in commercial and industrial loans.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at June 30, 2012 was $430.5 million compared to $478.4 million at December 31, 2011. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The following table sets forth non-accrual loans and accruing past due loans on the dates indicated as well as certain asset quality ratios:

	June 30, 2012		March 31, 2012		December 30, 2011		September 30, 2011		June 30, 2011
	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount
			(Dollars in millions)
Accruing past due loans:
30 to 59 days past due:
Residential and consumer	65	$16.3	65	$14.9	80	$19.1	75	$18.8	84	$18.0
Construction	—	—	—	—	1	0.7	1	1.5	1	6.3
Multi-family	4	4.6	2	16.0	2	0.8	1	0.7	1	1.4
Commercial real estate	1	0.2	2	1.8	2	1.5	1	0.1	5	6.0
Commercial and industrial	—	—	—	—	—	—	1	0.1	—	—
Total 30 to 59 days past due	70	21.1	69	32.7	85	22.1	79	21.2	91	31.7
60 to 89 days past due:
Residential and consumer	40	8.4	25	4.4	33	10.0	36	9.8	32	6.0
Construction	1	0.2	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	4	6.2	—	—	1	2.5
Commercial real estate	—	—	—	—	—	—	1	0.3	2	1.6
Commercial and industrial	3	3.3	1	0.7	—	—	1	0.4	1	0.1
Total 60 to 89 days past due	44	11.9	26	5.1	37	16.2	38	10.5	36	10.2
Total accruing past due loans	114	$33.0	95	$37.8	122	$38.3	117	$31.7	127	$41.9
Non-accrual:
Residential and consumer	328	$81.7	328	$86.1	321	$85.0	300	$79.5	285	$78.6

Construction	15	51.4	16	57.2	15	57.1	25	75.4	24	80.1
Multi-family	6	13.3	4	6.2	—	—	2	0.7	2	0.7
Commercial real estate	1	1.2	2	0.4	1	0.1	11	5.7	8	3.9
Commercial and industrial	2	0.8	—	—	—	—	4	0.7	3	0.6
Total Non-accrual Loans	352	148	350	$149.9	337	$142.2	342	$162.0	322	$163.9
Accruing troubled debt restructured loans	17	$8.9	15	$8.4	15	$10.5	15	$10.5	15	$10.5
Non-accrual loans to total loans		1.60%		1.64%		1.60%		1.82%		1.91%
Allowance for loan loss as a percent of non-accrual loans		86.58%		82.53%		82.44%		71.89%		65.32%
Allowance for loan losses as a percent of total loans		1.38%		1.35%		1.32%		1.31%		1.25%
Total non-accrual loans increased $6.2 million to $148.4 million at June 30, 2012 compared to $142.2 million at December 31, 2011. At June 30, 2012, there were $20.1 million of loans deemed trouble debt restructurings, of which $8.9 million were accruing and $11.2 million were on non-accrual. Additionally, at June 30, 2012, a $6.5 million multi-family loan that was 60 days delinquent was place on non-accrual.
At June 30, 2012, loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent and totaled $79.4 million of which $42.0 million of impaired loans had a specific allowance for credit losses of $9.9 million and $34.4 million of impaired loans had no specific allowance for credit losses. At December 31, 2011, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $70.7 million, of which $24.7 million of impaired loans had a related allowance for credit losses of $7.4 million and $46.0 million of impaired loans had no related allowance for credit losses.
At June 30, 2012, there were 4 commercial real estate loans totaling $10.1 million and 29 residential loans totaling $10.0 million which are deemed troubled debt restructurings. At June 30, 2012, 3 of the commercial real estate loan totaling $7.6 million and 14 of the residential loan totaling $3.6 million were included in non-accrual loans.
In addition to non-accrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2012 , there were 4 multi-family loans totaling $4.6 million, and 3 commercial and industrial loan totaling $3.3 million that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 1.60 % at June 30, 2012 compared to 1.60% at December 31, 2011. The allowance for loan losses as a percentage of non-accrual loans was 86.58% at June 30, 2012 compared with 82.54% at December 31, 2011. At June 30, 2012 our allowance for loan losses as a percentage of total loans was 1.38% compared with 1.32% at December 31, 2011.
The following table sets forth the allowance for loan losses at June 30, 2012 and December 31, 2011 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2012		December 31, 2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$32,487	53.58%	$32,447	56.59%
Multi-family	25,560	23.31%	13,863	20.42%
Commercial real estate	30,497	16.33%	30,947	15.95%
Construction loans	23,522	2.84%	22,839	3.12%
Commercial and industrial	4,327	1.38%	3,677	1.20%
Consumer and other loans	1,912	2.56%	1,335	2.72%
Unallocated	10,169	—	12,134	—
Total allowance	$128,474	100.00%	$117,242	100.00%

The allowance for loan losses increased by $11.2 million to $128.5 million at June 30, 2012 from $117.2 million at December 31, 2011. The increase in our allowance for loan losses is due to the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and the level of non-performing loans and delinquent loans caused by the adverse economic conditions in our lending area and the continued growth in the multi-family and commercial real estate loan portfolios. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the impact of the deterioration of the real estate and economic environments in our lending area.
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
Securities. Securities, in the aggregate, increased by $272.2 million, or 21.4%, to $1.54 billion at June 30, 2012, from $1.27 billion at December 31, 2011. The increase in the portfolio was primarily due to the purchase of $481.7 million of agency issued mortgage backed securities, and the purchase of $3.0 million in US government and agencies, partially offset by sales of normal pay downs or maturities during the six months ended June 30, 2012.
Goodwill, Stock in the Federal Home Loan Bank, Other Assets. Goodwill increased $17.4 million primarily as a result of the Brooklyn Federal acquisition. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $14.7 million from $116.8 million at December 31, 2011 to $131.5 million at June 30, 2012 as a result of an increase in our level of borrowings at June 30, 2012. There was a $1.9 million reduction in bank owned life insurance as a result of death benefit payouts.
Deposits. Deposits increased by $540.6 million, or 7.3%, to $7.90 billion at June 30, 2012 from $7.36 billion at December 31, 2011. This was attributed to an increase in core deposits of $782 million or 19.5%, partially offset by a $241.5 million decrease in certificates of deposit.
Borrowed Funds. Borrowed funds increased $110.2 million, or 4.9%, to $2.37 billion at June 30, 2012 from $2.26 billion at December 31, 2011 to fund our asset growth.

Stockholders’ Equity. Stockholders' equity increased $57.4 million to $1.02 billion at June 30, 2012 from $967.4 million at December 31, 2011. The increase is primarily attributed to the $42.9 million of net income for the six months ended June 30, 2012, $7.6 million as a result of the acquisition of Brooklyn Federal and $1.8 million of compensation cost related to equity incentive plans.
Average Balance Sheets for the Three and Six Months ended June 30, 2012 and 2011
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended June 30, 2012 and 2011. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

INVESTORS BANCORP, INC. AND SUBSIDIARIES Average Balance Sheet and Yield/Rate Information

	For Three Months Ended
	June 30, 2012				June 30, 2011
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$86,690		$7	0.03%	$65,556		$6	0.04%
Securities available-for-sale (1)	1,278,226		6,053	1.89%	641,283		3,856	2.41%
Securities held-to-maturity	234,488		3,337	5.69%	392,104		5,084	5.19%
Net loans (2)	9,038,667		112,277	4.97%	8,320,014		108,837	5.23%
Federal Home Loan Bank stock	126,447		1,263	4.00%	100,140		894	3.57%
Total interest-earning assets	10,764,518		122,937	4.57%	9,519,097		118,677	4.99%
Non-interest earning assets	472,632				403,903
Total assets	$11,237,150				$9,923,000
Interest-bearing liabilities:
Savings	$1,486,569		$1,989	0.54%	$1,218,472		$2,433	0.80%
Interest-bearing checking	1,337,777		1,649	0.49%	989,673		1,377	0.56%
Money market accounts	1,301,734		2,072	0.64%	856,997		1,678	0.78%
Certificates of deposit	3,214,617		10,696	1.33%	3,400,451		14,345	1.69%
Borrowed funds	2,261,258		14,971	2.65%	2,092,137		16,429	3.14%
Total interest-bearing liabilities	9,601,955		31,377	1.31%	8,557,730		36,262	1.69%
Non-interest bearing liabilities	623,525				435,619
Total liabilities	10,225,480				8,993,349
Stockholders’ equity	1,011,670				929,651
Total liabilities and stockholders’ equity	$11,237,150				$9,923,000
Net interest income			$91,560				$82,415
Net interest rate spread (3)				3.26%				3.30%
Net interest earning assets (4)	$1,162,563				$961,367
Net interest margin (5)				3.40%				3.46%
Ratio of interest-earning assets to total interest-bearing liabilities	1.12	X			1.11	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-accrual loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For Six Months Ended
	June 30, 2012				June 30, 2011
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$87,984		$21	0.05%	$68,288		$23	0.07%
Securities available-for-sale (1)	1,216,302		11,945	1.96%	612,927		7,178	2.34%
Securities held-to-maturity	251,836		7,004	5.56%	420,976		10,862	5.16%
Net loans (2)	8,977,328		222,529	4.96%	8,182,968		212,318	5.19%
Federal Home Loan Bank stock	119,603		2,654	4.44%	90,427		1,976	4.37%
Total interest-earning assets	10,653,053		244,153	4.58%	9,375,586		232,357	4.96%
Non-interest earning assets	473,151				407,344
Total assets	$11,126,204				$9,782,930
Interest-bearing liabilities:
Savings	$1,447,078		$3,962	0.55%	$1,209,551		$4,994	0.83%
Interest-bearing checking	1,336,786		3,349	0.50%	1,000,641		2,823	0.56%
Money market accounts	1,261,608		4,159	0.66%	856,332		3,408	0.80%
Certificates of deposit	3,309,928		23,269	1.41%	3,389,333		28,596	1.69%
Borrowed funds	2,162,347		30,123	2.79%	1,961,010		32,384	3.30%
Total interest-bearing liabilities	9,517,747		64,862	1.36%	8,416,867		72,205	1.72%
Non-interest bearing liabilities	611,742				446,483
Total liabilities	10,129,489				8,863,350
Stockholders’ equity	996,715				919,580
Total liabilities and stockholders’ equity	$11,126,204				$9,782,930
Net interest income			$179,291				$160,152
Net interest rate spread (3)				3.22%				3.24%
Net interest earning assets (4)	$1,135,306				$958,719
Net interest margin (5)				3.37%				3.42%
Ratio of interest-earning assets to total interest-bearing liabilities	1.12	X			1.11	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-accrual loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011
Net Income. Net income was $24.0 million for the three months ended June 30, 2012 compared to net income of $19.6 million for the three months ended June 30, 2011. Net income was $42.9 for the six months ended June 20, 2012 compared to net income of $37.8 million for the six months ended June 30, 2011. The results for the six months ended June 30, 2012 include the one-time expenses of approximately $6.1 million related to the acquisition of Brooklyn Federal.

Net Interest Income. Net interest income increased by $9.1 million, or 11.1%, to $91.6 million for the three months ended June 30, 2012 from $82.4 million for the three months ended June 30, 2011. The increase was primarily due to the average balance of interest earning assets increasing $1.25 billion to $10.76 billion at June 30, 2012 compared to $9.52 billion at June 30, 2011, as well as a 38 basis point decrease in our cost of interest-bearing liabilities to 1.31% for the three months ended June 30, 2012 from 1.69% for the three months ended June 30, 2011. These were partially offset by the average balance of our interest earning liabilities increasing $1.04 billion to $9.60 billion at June 30, 2012 compared to $8.56 billion at June 30, 2011, as well as the yield on our interest-earning assets decreasing 42 basis points to 4.57% for the three months ended June 30, 2012 from 4.99% for the three months ended June 30, 2011. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to decrease resulting in our net interest margin decreasing by 6 basis points from 3.46% for the three months ended June 30, 2011 to 3.40% for the three months ended June 30, 2012.

Net interest income increased by $19.1 million, or 12.0%, to $179.3 million for the six months ended June 30, 2012 from $160.2 million for the six months ended June 30, 2011. The increase was primarily due to the average balance of interest earning assets increasing $1.28 billion to $10.65 billion at June 30, 2012 compared to $9.38 billion at June 30, 2011, as well as a 36 basis point decrease in our cost of interest-bearing liabilities to 1.36% for the six months ended June 30, 2012 from 1.72% for the six months ended June 30, 2011. These were partially offset by the average balance of our interest earning liabilities increasing $1.10 billion to $9.52 billion at June 30, 2012 compared to $8.42 billion at June 30, 2011, as well as the yield on our interest-earning assets decreasing 38 basis points to 4.58% for the six months ended June 30, 2012 from 4.96% for the six months ended June 30, 2011. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to fall resulting in our net interest margin decreasing by 5 basis points from 3.42% for the six months ended June 30, 2011 to 3.37% for the six months ended June 30, 2012.
Interest and Dividend Income. Total interest and dividend income increased by $4.3 million, or 3.6%, to $122.9 million for the three months ended June 30, 2012 from $118.7 million for the three months ended June 30, 2011. This increase is attributed to the average balance of interest-earning assets increasing $1.25 billion, or 13.1%, to $10.8 billion for the three months ended June 30, 2012 from $9.52 billion for the three months ended June 30, 2011. This was partially offset by the weighted average yield on interest-earning assets decreasing 42 basis points to 4.57% for the three months ended June 30, 2012 compared to 4.99% for the three months ended June 30, 2011.

Interest income on loans increased by $3.4 million, or 3.2%, to $112.3 million for the three months ended June 30, 2012 from $108.8 million for the three months ended June 30, 2011, reflecting an $718.7 million, or 8.6%, increase in the average balance of net loans to $9.04 billion for the three months ended June 30, 2012 from $8.32 billion for the three months ended June 30, 2011. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $633.0 million and $167.6 million respectively as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $2.2 million in loan prepayment penalties as interest income for the three months ended June 30, 2012 compared to $1.0 million for the three months ended June 30, 2011. This was partially offset by a 26 basis point decrease in the average yield on net loans to 4.97% for the three months ended June 30, 2012 from 5.23% for the three months ended June 30, 2011, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, increased by $820,000, or 8.3%, to $10.7 million for the three months ended June 30, 2012 from $9.8 million for the three months ended June 30, 2011. This increase reflected a $526.8 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.73 billion for the three months ended June 30, 2012 from $1.20 billion for the three months ended June 30, 2011. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 81 basis points to 2.47% for the three months ended June 30, 2012 compared to 3.28% for the three months ended June 30, 2011 reflecting the lower interest rate environment.

Total interest and dividend income increased by $11.8 million, or 5.1%, to $244.2 million for the six months ended June 30, 2012 from $232.4 million for the six months ended June 30, 2011. This increase is attributed to the average balance of interest-earning assets increasing $1.28 billion, or 13.6%, to $10.65 billion for the six months ended June 30, 2012 from $9.38 billion for the six months ended June 30, 2011. This was partially offset by the weighted average yield on interest-earning assets decreasing 38 basis points to 4.58% for the six months ended June 30, 2012 compared to 4.96% for the six months ended June 30, 2011.

Interest income on loans increased by $10.2 million, or 4.8%, to $222.5 million for the six months ended June 30, 2012 from $212.3 million for the six months ended June 30, 2011, reflecting an $794.4 million, or 9.7%, increase in the average balance of net loans to $8.98 billion for the six months ended June 30, 2012 from $8.18 billion for the six months ended June 30, 2011. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $637.1 million and $162.1 million, respectively as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $3.3 million in loan prepayment penalties as interest income for the six months ended June 30, 2012 compared to $1.4 million for the six months ended June 30, 2011. This was partially offset by a 23 basis point decrease in the average yield on net loans to 4.96% for the six months ended June 30, 2012 from 5.19% for the six months ended June 30, 2011, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, increased by $1.6 million, or 7.9%, to $21.6 million for the six months ended June 30, 2012 from $20.0 million for the six months ended June 30, 2011. This increase reflected a $483.1 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.68 billion for the six months ended June 30, 2012 from $1.19 billion for the six months ended June 30, 2011. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 78 basis points to 2.58% for the six months ended June 30, 2012 compared to 3.36% for the six months ended June 30, 2011 reflecting the current interest rate environment.
Interest Expense. Total interest expense decreased by $4.9 million, or 13.5%, to $31.4 million for the three months ended June 30, 2012 from $36.3 million for the three months ended June 30, 2011. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 38 basis points to 1.31% for the three months ended June 30, 2012 compared to 1.69% for the three months ended June 30, 2011. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.0 billion, or 12.2%, to $9.60 billion for the three months ended June 30, 2012 from $8.56 billion for the three months ended June 30, 2011.

Interest expense on interest-bearing deposits decreased $3.4 million, or 17.3% to $16.4 million for the three months ended June 30, 2012 from $19.8 million for the three months ended June 30, 2011. This decrease is attributed to a 34 basis point decrease in the average cost of interest-bearing deposits to 0.89% for the three months ended June 30, 2012 from 1.23% for the three months ended June 30, 2011 as deposit rates reflect this lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $875.1 million, or 13.5% to $7.34 billion for the three months ended June 30, 2012 from $6.47 billion for the three months ended June 30, 2011. Core deposit accounts- savings, checking and money market, outpaced average total interest-bearing deposit growth as average core deposits increased $1.06 billion.

Interest expense on borrowed funds decreased by $1.5 million, or 8.9%, to $15.0 million for the three months ended June 30, 2012 from $16.4 million for the three months ended June 30, 2011. This decrease is attributed to the average cost of borrowed funds decreasing 49 basis points to 2.65% for the three months ended June 30, 2012 from 3.14% for the three months ended June 30, 2011 as maturing borrowings repriced to lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $169.1 million or 8.1%, to $2.26 billion for the three months ended June 30, 2012 from $2.09 billion for the three months ended June 30, 2011.

Total interest expense decreased by $7.3 million, or 10.2%, to $64.9 million for the six months ended June 30, 2012 from $72.2 million for the six months ended June 30, 2011. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 36 basis points to 1.36% for the six months ended June 30, 2012 compared to 1.72% for the six months ended June 30, 2011. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.10 billion, or 13.1%, to $9.52 billion for the six months ended June 30, 2012 from $8.42 billion for the six months ended June 30, 2011.

Interest expense on interest-bearing deposits decreased $5.1 million, or 12.8% to $34.7 million for the six months ended June 30, 2012 from $39.8 million for the six months ended June 30, 2011. This decrease is attributed to a 29 basis point decrease in the average cost of interest-bearing deposits to 0.94% for the six months ended June 30, 2012 from 1.23% for the six months ended June 30, 2011 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $899.5 million, or 13.9% to $7.35 billion for the six months ended June 30, 2012 from $6.46 billion for the six months ended June 30, 2011. Core deposit accounts- savings, checking and money market, outpaced average total interest-bearing deposit growth as average core deposits increased $978.9 million.

Interest expense on borrowed funds decreased by $2.3 million, or 7.0%, to $30.1 million for the six months ended June 30, 2012 from $32.4 million for the six months ended June 30, 2011. This decrease is attributed to the average cost of borrowed funds decreasing 51 basis points to 2.79% for the six months ended June 30, 2012 from 3.30% for the six months ended June 30, 2011 as maturing borrowings repriced to lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $201.3 million or 10.3%, to $2.16 billion for the six months ended June 30, 2012 from $1.96 billion for the six months ended June 30, 2011.
Provision for Loan Losses. Our provision for loan losses was $19.0 million for the three months ended June 30, 2012 compared to $18.5 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, net charge-offs were $14.0 million compared to $10.4 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, our provision for loan losses was $32.0 million compared to $35.5 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, net charge-offs were $20.8 million compared to $19.5 million for the six months ended June 30, 2011. The inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending, and the level of non-performing loans and delinquent loans caused by the adverse economic conditions in our lending area resulted in a $19.0 million provision for the quarter. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial

Condition at June 30, 2012 and December 31, 2011.”
Non-interest Income. Total non-interest income increased by $4.4 million, or 71.5% to $10.6 million for the three months ended June 30, 2012 from $6.2 million for the three months ended June 30, 2011. The increase is primarily attributed to the gain on the sale of loans increasing $3.1 million to $4.8 million, and a $928,000 increase in other non-interest income primarily from the fees associated with the sale of non-deposit investment products. In addition, fees and service charges relating primarily to the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts increased $ 413,000 to $4.2 million for the three months ended June 30, 2012.

Total non-interest income increased by $7.9 million, or 61.1% to $20.9 million for the six months ended June 30, 2012 from $ 13.0 million for the six months ended June 30, 2011. The increase is primarily attributed to the gain on the sale of loans increasing $4.8 million to $8.7 million, and a $1.7 million increase in other non-interest income primarily from the fees associated with the sale of non-deposit investment products. In addition, fees and service charges relating primarily to the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts increased $1.6 million to $9.2 million for the six months ended June 30, 2012.
Non-interest Expenses. Total non-interest expenses increased by $5.0 million, or 12.6%, to $44.9 million for the three months ended June 30, 2012 from $39.9 million for the three months ended June 30, 2011. Compensation and fringe benefits increased $4.0 million primarily as a result of the staff additions to support our continued growth, including employees from the acquisition of Brooklyn Federal, and normal merit increases. Data processing expenses increased $830,000 primarily due to the growth in the number of accounts and branches. These increases were partially offset by a $750,000 decrease in our FDIC insurance premium due to the implementation of FDIC assessment regulations finalized in July 2011.

Total non-interest expenses increased by $20.9 million, or 26.6%, to $99.3 million for the six months ended June 30, 2012 from $78.5 million for the six months ended June 30, 2011. Compensation and fringe benefits increased $8.3 million primarily as a result of the staff additions to support our continued growth, including employees from the acquisition of Brooklyn Federal, as well as normal merit increases and $1.4 million in acquisition related expenses of Brooklyn Federal. Occupancy expense increased $3.6 million as a result of a one-time charge of $3.0 million for the early termination of certain leased facilities and the costs associated with expanding our branch network. Data processing expenses increased $3.4 million primarily due to increased volume of accounts and a one-time charge of $1.5 million for the termination of a Brooklyn Federal data processing contract.
Income Taxes. Income tax expense was $14.3 million for the three months ended June 30, 2012, representing a 37.35% effective tax rate compared to income tax expense of $10.6 million for the three months ended June 30, 2011 representing a 35.08% effective tax rate.

Income tax expense was $26.0 million for the six months ended June 30, 2012, representing a 37.72% effective tax rate compared to income tax expense of $21.3 million for the six months ended June 30, 2011 representing a 36.05% effective tax rate.
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
At June 30, 2012 the Company had overnight borrowings outstanding with FHLB of $282.5 million compared to $280.0 million at December 31, 2011. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.37 billion at June 30, 2012, an increase from $2.26 billion at December 31, 2011.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2012, outstanding commitments to originate loans totaled $416.0 million; outstanding unused lines of credit totaled $408.4 million; standby letters of credit totaled $7.6 million and outstanding commitments to sell loans totaled $96.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $1.74 billion at June 30, 2012. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or

3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended June 30, 2012, the Company repurchased 2,000 shares of its common stock. Under the current share repurchase program, 2,194,239 shares remain available for repurchase. At June 30, 2012, a total of 16,092,953 shares have been purchased under Board authorized share repurchase programs, of which 3,399,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of June 30, 2012, the Bank exceeded all regulatory capital requirements as follows:

	June 30, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$996,145	12.7%	626,130	8.0%
Tier I capital (to risk-weighted assets)	897,934	11.5	313,065	4.0
Tier I capital (to average assets)	897,934	8.0	445,395	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2012:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$2,365,700	665,700	147,000	328,000	1,225,000
Commitments to originate and purchase loans	$416,040	416,040	—	—	—
Commitments to sell loans	$96,825	96,825	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $180.0 million of the borrowings are callable at the option of the lender.
Additionally, at June 30, 2012, the Company’s commitments to fund unused lines of credit totaled $408.4 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of June 30, 2012, have not changed significantly from December 31, 2011.
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
Quantitative Analysis. The table below sets forth, as of June 30, 2012 the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

Change in Interest Rates (basis points)	Net Portfolio Value (1),(2)			Net Interest Income (3)
	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+200bp	$750,727	$(89,857)	(22.1)%	$331,011	$(28,164)	(7.8)%
0bp	$963,729	—	—	$359,175	—	—
-100bp	$873,872	$213,002	(9.3)%	$366,058	$6,883	1.9%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at June 30, 2012 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 22.1% decrease in NPV and a $28.2 million or 7.8% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 9.3% decrease in NPV and a $6.9 million or 1.9% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
The following table reports information regarding repurchases of our common stock during quarter ended June 30, 2012 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 through April 30, 2012	—	$—	—	2,196,239
May 1, 2012 through May 31, 2012	—	—	—	2,196,239
June 1, 2012 through June 30, 2012	2,000	14.53	2,000	2,194,239
Total	2,000	$14.53	2,000

(1)
On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,194,239 shares yet to be purchased as of June 30, 2012.

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

Investors Bancorp, Inc.

Dated:	August 7, 2012	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2012	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)