Form 10-Q
period 2012-09-30
Investors Bancorp Inc
filed 2012-11-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
As of November 1, 2012 there were 111,905,861 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, of which 65,396,235 shares, or 58.4% of the Registrant’s outstanding common stock, were held by Investors Bancorp, MHC, the Registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$120,403	90,139
Securities available-for-sale, at estimated fair value	1,260,977	983,715
Securities held-to-maturity, net (estimated fair value of $206,028 and $311,860 at September 30, 2012 and December 31, 2011, respectively)	187,042	287,671
Loans receivable, net	9,303,919	8,794,211
Loans held-for-sale	30,134	18,847
Stock in the Federal Home Loan Bank	131,799	116,813
Accrued interest receivable	40,323	40,063
Other real estate owned	8,377	3,081
Office properties and equipment, net	79,010	60,555
Net deferred tax asset	136,569	133,526
Bank owned life insurance	111,678	112,990
Intangible assets	56,442	39,225
Other assets	13,456	20,749
	$11,480,129	10,701,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$7,892,301	$7,362,003
Borrowed funds	2,361,000	2,255,486
Advance payments by borrowers for taxes and insurance	57,772	43,434
Other liabilities	120,442	73,222
Total liabilities	10,431,515	9,734,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 111,905,861 and 110,937,672 outstanding at September 30, 2012 and December 31, 2011, respectively	532	532
Additional paid-in capital	532,886	536,408
Retained earnings	623,498	561,596
Treasury stock, at cost; 6,114,419 and 7,082,608 shares at September 30, 2012 and December 31, 2011, respectively	(73,817)	(87,375)
Unallocated common stock held by the employee stock ownership plan	(31,551)	(32,615)
Accumulated other comprehensive loss	(2,934)	(11,106)
Total stockholders’ equity	1,048,614	967,440
Total liabilities and stockholders’ equity	$11,480,129	10,701,585
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$111,909	110,933	$334,438	$323,251
Securities:
Equity	4	—	10	—
Government-sponsored enterprise obligations	1	1	13	268
Mortgage-backed securities	7,111	7,164	23,530	22,309
Municipal bonds and other debt	1,426	1,319	3,939	3,947
Interest-bearing deposits	9	7	30	30
Federal Home Loan Bank stock	1,415	1,124	4,069	3,100
Total interest and dividend income	121,875	120,548	366,029	352,905
Interest expense:
Deposits	14,882	20,083	49,621	59,904
Secured borrowings	15,056	16,291	45,180	48,675
Total interest expense	29,938	36,374	94,801	108,579
Net interest income	91,937	84,174	271,228	244,326
Provision for loan losses	16,000	20,000	48,000	55,500
Net interest income after provision for loan losses	75,937	64,174	223,228	188,826
Non-interest income
Fees and service charges	3,586	2,962	12,769	10,544
Income on bank owned life insurance	678	716	1,893	2,432
Gain on loan transactions, net	7,191	2,475	15,874	6,385
Gain (loss) on securities transactions	255	24	286	(294)
Loss on sale of other real estate owned, net	(51)	—	(122)	(106)
Other income	1,046	1,108	2,940	1,314
Total non-interest income	12,705	7,285	33,640	20,275
Non-interest expense
Compensation and fringe benefits	25,221	21,702	76,242	64,376
Advertising and promotional expense	1,852	1,825	5,294	4,591
Office occupancy and equipment expense	7,733	6,274	25,206	20,140
Federal deposit insurance premiums	3,470	1,950	7,370	7,350
Stationery, printing, supplies and telephone	968	694	3,049	2,324
Professional fees	1,707	1,473	7,591	3,632
Data processing service fees	3,093	2,095	10,603	6,159
Other operating expenses	4,173	3,081	12,193	8,995
Total non-interest expenses	48,217	39,094	147,548	117,567
Income before income tax expense	40,425	32,365	109,320	91,534
Income tax expense	15,936	12,398	41,924	33,730
Net income	$24,489	19,967	$67,396	$57,804
Basic earnings per share	0.23	0.19	0.63	0.53
Diluted earnings per share	0.23	0.19	0.62	0.53
Weighted average shares outstanding
Basic	107,409,451	107,596,260	107,347,608	108,212,113
Diluted	108,276,407	107,913,971	107,937,805	108,414,970
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$24,489	19,967	$67,396	$57,804
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	72	52	215	154
Unrealized gain on securities available-for-sale	2,949	5,680	7,198	9,242
Reclassification adjustment for security gains (losses) included in net income	82	—	104	(691)
Other-than-temporary impairment accretion on debt securities	218	219	655	655
Total other comprehensive income	3,321	5,951	8,172	9,360
Total comprehensive income	$27,810	25,918	$75,568	$67,164
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Nine months ended September 30, 2012 and 2011
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279
Net income	—	—	57,804	—	—	—	57,804
Other comprehensive income, net of tax	—	—	—	—	—	9,360	9,360
Purchase of treasury stock (1,876,601 shares)	—	—	—	(25,423)	—	—	(25,423)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	7,150	—	—	—	—	7,150
ESOP shares allocated or committed to be released	—	418	—	—	1,064	—	1,482
Balance at September 30, 2011	$532	534,700	540,514	(80,309)	(32,969)	(10,816)	951,652

Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	67,396	—	—	—	67,396
Other comprehensive income, net of tax	—	—	—	—	—	8,172	8,172
Common stock issued from treasury to finance acquisition (551,862 shares)	—	—	(142)	7,703	—	—	7,561
Purchase of treasury stock (54,673 shares)	—	—	—	(806)	—	—	(806)
Treasury stock allocated to restricted stock plan	—	(6,904)	243	6,661	—	—	—
Compensation cost for stock options and restricted stock	—	2,722	—	—	—	—	2,722
Net tax benefit from stock-based compensation	—	83	—	—	—	—	83
Cash dividend declared ($0.05 per common share)	—	—	(5,595)	—	—	—	(5,595)
ESOP shares allocated or committed to be released	—	577	—	—	1,064	—	1,641
Balance at September 30, 2012	$532	532,886	623,498	(73,817)	(31,551)	(2,934)	1,048,614
See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$67,396	57,804
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	4,363	8,632
Amortization of premiums and accretion of discounts on securities, net	9,358	4,284
Amortization of premiums and accretion of fees and costs on loans, net	7,107	4,446
Amortization of intangible assets	1,058	1,151
Provision for loan losses	48,000	55,500
Depreciation and amortization of office properties and equipment	5,015	4,955
(Gain) loss on securities, net	(286)	294
Mortgage loans originated for sale	(629,985)	(321,924)
Proceeds from mortgage loan sales	632,400	338,602
Gain on sales of mortgage loans, net	(13,702)	(4,532)
Loss on sale of other real estate owned	122	106
Gain on sale of branches	—	(72)
Income on bank owned life insurance	(1,893)	(2,432)
Decrease (increase) in accrued interest receivable	820	(462)
Deferred tax benefit	(4,531)	(9,537)
Decrease in other assets	9,886	9,132
Increase (decrease) in other liabilities	37,202	(6,725)
Total adjustments	104,934	81,418
Net cash provided by operating activities	172,330	139,222
Cash flows from investing activities:
Purchases of loans receivable	(496,290)	(555,384)
Net repayments (originations) of loans receivable	25,232	(369,952)
Proceeds from sale of loans held for investment	77,302	4,017
Gain on disposition of loans held for investment	(2,172)	(1,853)
Net proceeds from sale of foreclosed real estate	3,207	1,068
Purchases of debt securities held-to-maturity	(5,138)	(1,337)
Purchases of mortgage-backed securities available-for-sale	(524,055)	(346,982)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	81,004	127,066
Proceeds from calls/maturities on debt securities held-to-maturity	12,769	20,756
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	242,650	131,891
Proceeds from sale of mortgage-backed securities held-to-maturity	14,871	21,355
Proceeds from sales of mortgage-backed securities available-for-sale	172,206	36,972
Proceeds from sales of US Government and Agency Obligations available-for-sale	3,219	—
Redemption of equity securities available-for-sale	85	—
Proceeds from redemptions of Federal Home Loan Bank stock	56,222	58,446
Purchases of Federal Home Loan Bank stock	(69,637)	(93,403)

Purchases of office properties and equipment	(18,320)	(7,506)
Death benefit proceeds from bank owned life insurance	3,204	7,188
Cash paid, net of consideration received for branch sale	—	(64,612)
Cash received, net of cash consideration paid for acquisitions	27,741	—
Net cash used in investing activities	(395,900)	(1,032,270)
Cash flows from financing activities:
Net increase in deposits	144,439	503,765
Repayments of funds borrowed under other repurchase agreements	(90,000)	(250,000)
Net increase in other borrowings	187,314	665,479
Net increase in advance payments by borrowers for taxes and insurance	12,804	11,070
Purchase of treasury stock	(806)	(25,423)
Net tax benefit from stock-based compensation	83	—
Net cash provided by financing activities	253,834	904,891
Net increase in cash and cash equivalents	30,264	11,843
Cash and cash equivalents at beginning of period	90,139	76,224
Cash and cash equivalents at end of period	$120,403	88,067
Supplemental cash flow information:
Noncash investing activities:
Real estate acquired through foreclosure	$8,625	423
Cash paid during the year for:
Interest	$95,255	108,738
Income taxes	$45,885	42,514
Fair value of assets acquired	$391,135	—
Goodwill and core deposit intangible	$16,805	—
Liabilities assumed	$(400,379)	—
Common stock issued for Brooklyn Federal Savings Bank acquisition	$(7,561)	—
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.Business Combinations
On October 15, 2012, the Company completed the acquisition of Marathon Banking Corporation and Marathon National Bank of New York a federally chartered bank with approximately$897 million in assets and $776 million in deposits. The acquisition was accounted for under the acquisition method of accounting as prescribed by Accounting Standard Codification (“ASC”) 805 “Business Combinations”, as amended. Accordingly, Marathon has no impact on the September 30, 2012 financial statements.
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

3.	Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Three Months Ended September 30,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$24,489			$19,967
Basic earnings per share:
Income available to common stockholders	$24,489	107,409,451	$0.23	$19,967	107,596,260	$0.19
Effect of dilutive common stock equivalents	—	866,956		—	317,711
Diluted earnings per share:
Income available to common stockholders	$24,489	108,276,407	$0.23	$19,967	107,913,971	$0.19
For the three months ended September 30, 2012 and September 30, 2011 there were 15 thousand and 4.4 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	For the Nine Months Ended September 30,
	2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$67,396			$57,804
Basic earnings per share:
Income available to common stockholders	$67,396	107,347,608	$0.63	$57,804	108,212,113	$0.53
Effect of dilutive common stock equivalents	—	590,197		—	202,857
Diluted earnings per share:
Income available to common stockholders	$67,396	107,937,805	$0.62	$57,804	108,414,970	$0.53
For the nine months ended September 30, 2012 and September 30, 2011, there were 486 thousand and 4.9 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$2,348	717	—	3,065
Debt securities:
Government-sponsored enterprises	3,047	—	5	3,042
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	536,343	7,950	376	543,917
Federal National Mortgage Association	685,009	20,202	32	705,179
Government National Mortgage Association	5,671	103	—	5,774
Total mortgage-backed securities available-for-sale	1,227,023	28,255	408	1,254,870
Total available-for-sale	1,232,418	28,972	413	1,260,977
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	154	2	—	156
Municipal bonds	11,126	1,110	—	12,236
Corporate and other debt securities	27,748	12,016	3,689	36,075
Total debt securities held-to-maturity	39,028	13,128	3,689	48,467
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	73,406	3,784	5	77,185
Federal National Mortgage Association	72,732	5,761	—	78,493
Federal housing authorities	1,876	7	—	1,883
Total mortgage-backed securities held-to-maturity	148,014	9,552	5	157,561
Total held-to-maturity	187,042	22,680	3,694	206,028
Total securities	$1,419,460	51,652	4,107	1,467,005

	At December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,941	24	—	1,965
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	389,295	6,194	7	395,482
Federal National Mortgage Association	557,746	10,261	89	567,918
Government National Mortgage Association	7,212	101	—	7,313
Non-agency securities	10,782	255	—	11,037
Total mortgage-backed securities available-for-sale	965,035	16,811	96	981,750
Total available-for-sale	966,976	16,835	96	983,715
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	174	1	—	175
Municipal bonds	18,001	846	—	18,847
Corporate and other debt securities	25,511	13,846	2,651	36,706
Total debt securities held-to-maturity	43,686	14,693	2,651	55,728
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	112,540	4,878	21	117,397
Federal National Mortgage Association	103,823	6,764	—	110,587
Government National Mortgage Association	1,382	203	—	1,585
Federal housing authorities	2,077	60	—	2,137
Non-agency securities	24,163	302	39	24,426
Total mortgage-backed securities held-to-maturity	243,985	12,207	60	256,132
Total held-to-maturity	287,671	26,900	2,711	311,860
Total securities	$1,254,647	43,735	2,807	1,295,575
Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices. See note 10 for further discussion on the valuation of securities.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, was as follows:

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,042	5	—	—	3,042	5
Total debt securities available-for-sale	3,042	5	—	—	3,042	5
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	86,163	376	—	—	86,163	376
Federal National Mortgage Association	25,068	32	—	—	25,068	32
Total mortgage-backed securities available-for-sale	111,231	408	—	—	111,231	408
Total available-for-sale	114,273	413	—	—	114,273	413
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,120	194	1,484	3,495	2,604	3,689
Total debt securities held-to-maturity	1,120	194	1,484	3,495	2,604	3,689
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,027	5	—	—	1,027	5
Total mortgage-backed securities held-to-maturity	1,027	5	—	—	1,027	5
Total held-to-maturity	2,147	199	1,484	3,495	3,631	3,694
Total	$116,420	612	1,484	3,495	117,904	4,107

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,485	7	—	—	3,485	7
Federal National Mortgage Association	27,400	89	—	—	27,400	89
Total mortgage-backed securities available-for-sale	30,885	96	—	—	30,885	96
Total available-for-sale	30,885	96	—	—	30,885	96
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,140	523	635	2,128	1,775	2,651
Total debt securities held-to-maturity	1,140	523	635	2,128	1,775	2,651
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,764	21	—	—	1,764	21
Non-agency securities	2,312	39	—	—	2,312	39
Total mortgage-backed securities held-to-maturity	4,076	60	—	—	4,076	60
Total held-to-maturity	5,216	583	635	2,128	5,851	2,711
Total	$36,101	679	635	2,128	36,736	2,807
The gross unrealized losses in our corporate and other debt securities accounted for 89.8% of the gross unrealized losses at September 30, 2012. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 33 pooled trust preferred securities (“TruPS”), principally issued by banks, of which 3 securities were rated AAA and 30 securities were rated A at the date of purchase and through June 30, 2008. Subsequently, due to the adverse economic conditions, all of these securities were downgraded below investment grade. During the September 30, 2012 quarter, 2 securities were upgraded to investment grade. At September 30, 2012, the amortized cost and estimated fair values of the trust preferred portfolio was $27.7 million and $36.1 million, respectively with 11 of the securities were in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of September 30, 2012. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$242.0	$296.1	$54.1	32	6.40%	15.40%	—%	Ca / C
Alesco PF III	B1	539.6	975.0	435.4	34	10.10%	13.40%	—%	Ca / C
Alesco PF III	B2	216.0	390.0	174.0	34	10.10%	13.40%	—%	Ca / C
Alesco PF IV	B1	302.8	54.4	(248.4)	36	3.40%	23.70%	—%	C / C
Alesco PF VI	C2	496.2	767.5	271.3	43	7.90%	20.40%	—%	Ca / C
MM Comm III	B	862.4	2,585.1	1,722.7	5	26.70%	13.20%	12.80%	Ba1 / B
MM Comm IX	B1	57.3	17.5	(39.9)	18	31.80%	17.10%	—%	Ca / CC
MMCaps XVII	C1	1,180.5	1,677.2	496.7	35	11.30%	13.40%	—%	Ca / C
MMCaps XIX	C	437.3	17.5	(419.8)	31	26.10%	19.00%	—%	C / C
Tpref I	B	1,179.2	1,612.5	433.3	10	47.80%	10.60%	—%	Ca / WD
Tpref II	B	3,132.7	3,606.4	473.7	18	29.80%	15.50%	—%	Caa3 / C
US Cap I	B2	710.0	1,147.8	437.8	31	8.80%	14.80%	—%	Caa1 / C
US Cap I	B1	2,110.1	3,443.4	1,333.3	31	8.80%	14.80%	—%	Caa1 / C
US Cap II	B1	1,079.0	1,881.5	802.5	38	11.40%	13.30%	—%	Caa3 / C
US Cap III	B1	1,249.9	1,678.8	428.9	30	17.00%	16.90%	—%	Ca / C
US Cap IV	B1	901.1	94.0	(807.1)	45	31.90%	24.80%	—%	C / D
Trapeza XII	C1	1,364.7	282.9	(1,081.8)	29	23.20%	26.00%	—%	C / C
Trapeza XIII	C1	1,313.4	1,120.0	(193.4)	43	17.80%	19.50%	—%	Ca / C
Pretsl XXIII	A1	644.5	1,306.2	661.8	64	19.70%	22.00%	31.40%	A3 / BBB
Pretsl XXIV	A1	2,377.3	4,018.2	1,641.0	61	25.20%	20.90%	24.80%	Baa3 / BBB
Pretsl IV	Mez	129.3	107.6	(21.7)	5	18.00%	16.00%	19.00%	Caa2 / CCC
Pretsl V	Mez	13.7	16.2	2.5	—	65.50%	—%	—%	C / WD
Pretsl VII	Mez	1,223.5	2,359.9	1,136.4	112	35.50%	16.70%	—%	Ca / C
Pretsl XV	B1	806.5	1,054.4	247.9	52	15.80%	22.50%	—%	C / C
Pretsl XVII	C	516.5	301.8	(214.7)	34	19.20%	26.60%	—%	C / C
Pretsl XVIII	C	1,188.3	1,294.0	105.7	53	19.80%	16.10%	—%	Ca / C
Pretsl XIX	C	496.1	304.7	(191.4)	47	14.10%	21.60%	—%	C / C
Pretsl XX	C	253.3	97.3	(156.0)	42	17.90%	23.80%	—%	C / C
Pretsl XXI	C1	476.3	787.4	311.1	48	18.90%	22.50%	—%	C / C
Pretsl XXIII	A-FP	1,154.2	1,786.2	632.0	94	19.80%	16.10%	18.30%	B1 / BB
Pretsl XXIV	C1	520.5	206.1	(314.4)	61	25.20%	20.90%	—%	C / C
Pretsl XXV	C1	270.0	343.7	73.7	48	25.60%	18.90%	—%	C / C
Pretsl XXVI	C1	303.7	443.6	139.9	51	23.60%	16.90%	—%	C / C
		$27,747.9	$36,074.9	$8,327.1

(1)	At September 30, 2012, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 19.0%.

(2)	At September 30, 2012, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.4% to 12.3%.

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

The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity, are shown below.

	September 30, 2012
	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$5,138	5,138
Due after one year through five years	3,885	3,941
Due after five years through ten years	174	176
Due after ten years	32,878	42,254
Total	$42,075	51,509
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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At September 30, 2012, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the three months ended September 30, 2012. At September 30, 2012, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $28.9 million ($17.1 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance of credit related OTTI, beginning of period	$115,759	118,406	$117,003	119,809
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(623)	(702)	(1,867)	(2,105)
Balance of credit related OTTI, end of period	$115,136	117,704	$115,136	117,704

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

Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended September 30, 2012, proceeds from sales of securities from available-for-sale portfolio were $8.0 million, which resulted in gross realized gains of $138,000 and no gross realized losses. For the nine months ended September 30, 2012, proceeds from sales of securities from the available-for-sale portfolio were $8.6 million, which resulted in gross realized gains of $176,000 and no gross realized losses. During the nine months ended September 30, 2012 the Company also sold $166.8 million of available-for-sale agency mortgage backed securities that were acquired in the acquisition of Brooklyn Federal Bancorp, Inc. The sales did not result in any gross realized gains or gross realized losses. In addition, the Company realized a $33,000 loss on capital distributions of equity securities during the nine months ended September 30, 2012.
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
For the three months ended September 30, 2012, proceeds from sales of securities from the held-to-maturity portfolio were $14.2 million, which resulted in gross realized gains and gross realized losses of $159,000 and $51,000, respectively. For the nine months ended September 30, 2012, proceeds from sales of securities from the held-to-maturity portfolio were $14.9 million, which resulted in gross realized gains and gross realized losses of $193,000 and $51,000, respectively.
For the three and nine months ended September 30, 2011, proceeds from sales of securities from the held-to-maturity portfolio were $21.4 million, which resulted in gross realized gains and gross realized losses of $925,000 and $104,000, respectively. Sales from the held-to-maturity portfolio met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.

5.	Loans Receivable, Net
Loans receivable, net are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans	$4,886,795	5,034,161
Multi-family loans	2,303,687	1,816,118
Commercial real estate loans	1,614,118	1,418,636
Construction loans	259,749	277,625
Consumer and other loans	229,869	242,227
Commercial and industrial loans	120,989	106,299
Total loans	9,415,207	8,895,066
Net unamortized premiums and deferred loan costs	19,978	16,387
Allowance for loan losses	(131,266)	(117,242)
Net loans	$9,303,919	8,794,211
An analysis of the allowance for loan losses is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of the period	$128,474	106,971	$117,242	$90,931
Loans charged off	(15,332)	(10,876)	(36,474)	(30,555)
Recoveries	2,124	395	2,498	614
Net charge-offs	(13,208)	(10,481)	(33,976)	(29,941)
Provision for loan losses	16,000	20,000	48,000	55,500
Balance at end of the period	$131,266	116,490	$131,266	$116,490
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
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real estate property located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continued decline in the general economy, and a further decline in real estate market values in

New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of three and nine months ended September 30, 2012.

	September 30, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(14,442)	(8,515)	(456)	(12,583)	(10)	(468)	—	(36,474)
Recoveries	234	—	42	2,171	22	29	—	2,498
Provision	19,770	20,318	1,136	8,646	(464)	1,250	(2,656)	48,000
Ending balance-September 30, 2012	$38,009	25,666	31,669	21,073	3,225	2,146	9,478	131,266
Balance at September 30, 2012
Individually evaluated for impairment	$2,024	—	—	3,700	—	—	—	5,724
Collectively evaluated for impairment	35,985	25,666	31,669	17,373	3,225	2,146	9,478	125,542
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
	$38,009	25,666	31,669	21,073	3,225	2,146	9,478	131,266
Loans:
Balance at September 30, 2012
Individually evaluated for impairment	$11,821	9,882	7,107	27,550	1,232	—	—	57,592
Collectively evaluated for impairment	4,874,820	2,293,805	1,606,480	232,199	119,757	229,869	—	9,356,930
Loans acquired with deteriorated credit quality	154	—	531	—	—	—	—	685
	$4,886,795	2,303,687	1,614,118	259,749	120,989	229,869	—	9,415,207

	December 31, 2011
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(9,304)	(363)	(7,637)	(30,548)	(1,621)	(714)	—	(50,187)
Recoveries	388	19	—	576	13	2	—	998
Provision	20,874	3,753	22,152	18,142	3,096	1,181	6,302	75,500
Ending balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Balance at December 31, 2011
Individually evaluated for impairment	$1,605	—	—	5,800	—	—	—	7,405
Collectively evaluated for impairment	30,842	13,863	30,947	17,039	3,677	1,335	12,134	109,837
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Loans:
Balance at December 31, 2011
Individually evaluated for impairment	$8,465	—	2,268	59,971	—	—	—	70,704
Collectively evaluated for impairment	5,025,367	1,816,118	1,415,821	217,654	106,299	242,227	—	8,823,486
Loans acquired with deteriorated credit quality	329	—	547	—	—	—	—	876
	$5,034,161	1,816,118	1,418,636	277,625	106,299	242,227	—	8,895,066
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
The following table presents the risk category of loans as of September 30, 2012 and December 31, 2011 by class of loans:

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,776,109	34,557	76,129	—	—	4,886,795
Multi-family	2,257,156	30,636	15,895	—	—	2,303,687
Commercial real estate	1,588,148	4,740	21,230		—	1,614,118
Construction	193,967	3,315	61,716	751	—	259,749
Commercial and industrial	117,727	1,467	1,795	—	—	120,989
Total	$8,933,107	74,715	176,765	751	—	9,185,338

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(in thousands)
Residential	$4,925,384	27,930	80,847	—	—	5,034,161
Multi-family	1,777,434	16,053	22,631	—	—	1,816,118
Commercial real estate	1,390,725	8,596	19,315	—	—	1,418,636
Construction	173,392	18,103	81,267	4,863	—	277,625
Commercial and industrial	90,903	9,933	5,463	—	—	106,299
Total	$8,357,838	80,615	209,523	4,863	—	8,652,839
Consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual status. At September 30, 2012 there were $229.9 million of outstanding consumer and other loans, of which $1.6 million were on non-accrual. At December 31, 2011 there were $242.2 million of outstanding consumer and other loans, of which$1.0 million were on non-accrual status.

The following table presents the payment status of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans:

	September 30, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(in thousands)
Residential mortgage	$22,708	11,849	74,054	108,611	4,778,184	4,886,795
Multi-family	3,108	1,205	11,955	16,268	2,287,419	2,303,687
Commercial real estate	334	—	750	1,084	1,613,034	1,614,118
Construction	414	—	19,714	20,128	239,621	259,749
Commercial and industrial	—	90	125	215	120,774	120,989
Consumer and other	874	4	1,558	2,436	227,433	229,869
Total	$27,438	13,148	108,156	148,742	9,266,465	9,415,207

	December 31, 2011
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(in thousands)
Residential mortgage	$18,083	9,847	81,032	108,962	4,925,199	5,034,161
Multi-family	796	6,180	—	6,976	1,809,142	1,816,118
Commercial real estate	1,492	—	73	1,565	1,417,071	1,418,636
Construction	674	8,068	40,362	49,104	228,521	277,625
Commercial and industrial	—	—	—	—	106,299	106,299
Consumer and other	1,033	173	1,009	2,215	240,012	242,227
Total	$22,078	24,268	122,476	168,822	8,726,244	8,895,066
The following table presents non-accrual loans at the dates indicated:

	September 30, 2012		December 31, 2011
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	335	$81,229	321	$85,065
Construction	9	26,600	15	57,070
Multi-family	6	11,955	—	—
Commercial real estate	1	750	1	73
Commercial and industrial	1	125	—	—
Total Non-accrual Loans	352	$120,659	337	$142,208
Based on management’s evaluation, at September 30, 2012, the Company classified 3 TDR construction loans totaling $6.9 million and 21 TDR residential loans totaling $5.6 million that were current as non-accrual. The Company has no loans past due 90 days or more that are still accruing interest.
At September 30, 2012 and December 31, 2011, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $57.6 million and $70.7 million, respectively, with allocations of the allowance for loan losses of $5.7 million and $7.4 million, respectively. During the three months ended September 30, 2012 and 2011, interest income received and recognized on these loans totaled $461,000 and $539,000, respectively. During the nine months ended September 30, 2012 and 2011, interest income received and recognized on these loans totaled $1.3 million and $1.1 million, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012:

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,276	1,487	—	1,041	33
Multi-family	9,882	18,132	—	4,121	272
Commercial real estate	7,107	7,509	—	3,880	378
Construction loans	11,268	26,501	—	29,876	369
Commercial and industrial	1,232	1,232	—	339	72
Consumer and other	—	—	—	—	—
With an allowance recorded:
Residential mortgage	10,545	10,902	2,024	8,960	209
Multi-family	—	—	—	2,316	—
Commercial real estate	—	—	—	—	—
Construction loans	16,282	19,832	3,700	21,149	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total:
Residential mortgage	11,821	12,389	2,024	10,001	242
Multi-family	9,882	18,132	—	6,437	272
Commercial real estate	7,107	7,509	—	3,880	378
Construction loans	27,550	46,333	3,700	51,025	369
Commercial and industrial	1,232	1,232	—	339	72
Consumer and other	—	—	—	—	—
Total impaired loans	$57,592	85,595	5,724	71,682	1,333

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$114	114	—	126	5
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	1,180	136
Construction loans	43,590	79,187	—	26,463	1,069
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
With an allowance recorded:
Residential mortgage	8,351	8,351	1,605	5,910	327
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	1,361	—
Construction loans	16,381	16,381	5,800	39,115	400
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total:
Residential mortgage	8,465	8,465	1,605	6,036	332
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	2,541	136
Construction loans	59,971	95,568	5,800	65,578	1,469
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total impaired loans	$70,704	106,301	7,405	74,155	1,937
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

The following table presents the total troubled debt restructured loans at September 30, 2012:

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	14	$6,204	21	$5,617	35	$11,821
Commercial real estate	3	7,467	—	—	3	7,467
Commercial and industrial	1	1,107	—	—	1	1,107
Construction	—	—	3	6,888	3	6,888
	18	$14,778	24	$12,505	42	$27,283
The following table presents information about troubled debt restructurings which occurred during the three and nine ended September 30, 2012:

	Three months ended September 30, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	6	$1,912	$1,969
Multi-family	—	—	—
Commercial real estate	1	4,901	4,901
Construction	—	—	—
Commercial and industrial	1	1,107	1,107
Consumer and other	—	—	—

	Nine months ended September 30, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	15	$3,923	$3,926
Multi-family	—	—	—
Commercial real estate	1	4,901	4,901
Construction	—	—	—
Commercial and industrial	1	1,107	1,107
Consumer and other	—	—	—

Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates.
There was six residential TDR during the three months ended September 30, 2012 that had a modified interest rate of 3.27% as compared to a yield of 5.71% prior to modification. For the nine months ended September 30, 2012, there were 15 residential TDRs that had a weighted average modified interest rate of approximately 1.66% compared to a yield of 5.75% prior to modification. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. There were was one commercial real estate TDR and one commercial and industrial TDR for the three and nine months ended September 30, 2012. These two loans were to one borrower and were modified to interest only status for a limited period. The loans are well collaterized and pose a low risk of credit loss.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $600,000 and $3.5 million in charges-offs for collateral dependant TDRs during the three and nine months ended September 30, 2012, respectively. The allowance for loan losses associated with the TDRs presented in the above tables, totaled $5.7 million at September 30, 2012, and was included in the allowance for loan losses for loans individually evaluated for impairment.
Loans modified as TDRs in the previous 12 months to September 30, 2012, for which there was a payment default consisted of two construction loan with a recorded investment of $3.9 million and 4 residential loan with a recorded investment of $855,000 at September 30, 2012.

6.	Deposits
Deposits are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Savings	$1,603,136	1,270,197
Checking accounts	2,077,328	1,633,703
Money market deposits	1,314,726	1,116,205
Certificates of deposit	2,897,111	3,341,898
	$7,892,301	7,362,003

7.Equity Incentive Plan
During the three and nine months ended September 30, 2012, the Company recorded $926,000 and $2.7 million of share-based expense, comprised of stock option expense of $106,000 and $318,000 and restricted stock expense of $820,000 and $2.4 million, respectively. During the three and nine months ended September 30, 2011, the Company recorded $2.3 million and $7.2 million of share-based expense, comprised of stock option expense of $822,000 and $2.5 million and restricted stock expense of $1.5 million and $4.7 million, respectively.
The following is a summary of the Company’s stock option activity and related information for its option plans for the nine months ended September 30, 2012:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,350,068	$14.98	5.1	years	$68,651
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(34,000)	15.35
Outstanding at September 30, 2012	4,316,068	$14.98	4.4	years	$14,080,472
Exercisable at September 30, 2012	4,125,767	$15.04	4.3	years	$13,189,999
There were no options granted during the nine months ended September 30, 2012. Expected future expense relating to the unvested options outstanding as of September 30, 2012 is $436,000 over a weighted average period of 1.38 years.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2012 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	989,296	$13.02
Granted	471,000	14.66
Vested	(153,057)	13.00
Forfeited	(2,500)	14.66
Non-vested at September 30, 2012	1,304,739	$13.62
Expected future compensation expense relating to the unvested restricted shares at September 30, 2012 is $15.3 million over a weighted average period of 5.37 years.

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
The components of net periodic benefit expense for the SERP and Directors’ Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$328	265	$985	$796
Interest cost	199	203	597	608
Amortization of:
Prior service cost	24	24	73	73
Net loss	36	—	109	—
Total net periodic benefit cost	$587	492	$1,764	$1,477
Due to the unfunded nature of these plans, no contributions have been made or are expected to be made to the SERP and Directors’ plans during the year ending December 31, 2012.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $3.8 million to the defined benefit pension plan during the nine months ended September 30, 2012. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2012.

9.	Comprehensive Income
The components of comprehensive income, both gross and net of tax, are as follows:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Gross	Tax	Net	Gross	Tax	Net
Net income	$40,425	15,936	24,489	32,365	12,398	19,967
Other comprehensive income (loss):
Change in funded status of retirement obligations	121	49	72	87	35	52
Unrealized gain on securities available-for-sale	4,865	1,916	2,949	9,720	4,040	5,680
Reclassification adjustment for losses included in net income	139	57	82	—	—	—
Other-than-temporary impairment accretion on debt securities	369	151	218	370	151	219
Total other comprehensive income	5,494	2,173	3,321	10,177	4,226	5,951
Total comprehensive income	$45,919	18,109	27,810	42,542	16,624	25,918

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Gross	Tax	Net	Gross	Tax	Net
Net income	$109,320	41,924	67,396	91,534	33,730	57,804
Other comprehensive income:
Change in funded status of retirement obligations	363	148	215	259	105	154
Unrealized gain on securities available-for-sale	11,660	4,462	7,198	15,621	6,379	9,242
Reclassification adjustment for losses included in net income	176	72	104	(1,168)	(477)	(691)
Other-than-temporary impairment accretion on debt securities	1,108	453	655	1,107	452	655
Total other comprehensive income	13,307	5,135	8,172	15,819	6,459	9,360
Total comprehensive income	$122,627	47,059	75,568	107,353	40,189	67,164
The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2012 and 2011:

	Change in funded status of retirement obligations	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
Balance - December 31, 2011	$(3,319)	9,947	—	(17,734)	(11,106)
Net change	215	7,198	104	655	8,172
Balance - September 30, 2012	$(3,104)	17,145	104	(17,079)	(2,934)

Balance - December 31, 2010	$(1,604)	1,136	—	(19,708)	(20,176)
Net change	154	9,242	(691)	655	9,360
Balance - September 30, 2011	$(1,450)	10,378	(691)	(19,053)	(10,816)

10.	Fair Value Measurements
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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, respectively.

	Carrying Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$3,065	—	3,065	—
Debt securities:
Government-sponsored enterprises	3,042		3,042
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	543,917	—	543,917	—
Federal National Mortgage Association	705,179	—	705,179	—
Government National Mortgage Association	5,774	—	5,774	—
Total mortgage-backed securities available-for-sale	1,254,870	—	1,254,870	—
Total securities available-for-sale	$1,260,977	—	1,260,977	—

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$1,965	—	1,965	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	395,482	—	395,482	—
Federal National Mortgage Association	567,918	—	567,918	—
Government National Mortgage Association	7,313	—	7,313	—
Non-agency securities	11,037	—	11,037	—
Total mortgage-backed securities available-for-sale	981,750	—	981,750	—
Total securities available-for-sale	$983,715	—	983,715	—
There have been no changes in the methodologies used at September 30, 2012 from December 31, 2011, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2012, the fair value model used prepayment speeds ranging from 4.8% to 23.9% and a discount rate of 9.0% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At September 30, 2012 appraisals were discounted in a range of 0%-25%.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011, respectively.

	Carrying Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$12,154	—	—	12,154
Impaired loans	42,071	—	—	42,071
Other real estate owned	8,377	—	—	8,377
	$62,602	—	—	62,602

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$10,806	—	—	10,806
Impaired loans	46,634	—	—	46,634
Other real estate owned	3,081	—	—	3,081
	$60,521	—	—	60,521
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$120,403	120,403	120,403	—	—
Securities available-for-sale	1,260,977	1,260,977	—	1,260,977	—
Securities held-to-maturity	187,042	206,028	—	169,953	36,075
Stock in FHLB	131,799	131,799	131,799	—	—
Loans held for sale	30,134	30,134	—	30,134	—
Net loans	9,303,919	9,452,782	—	—	9,452,782
Financial liabilities:
Deposits, other than time deposits	4,995,190	5,092,346	5,092,346	—	—
Time deposits	2,897,111	2,946,159	—	2,946,159	—
Borrowed funds	2,361,000	2,471,141	—	2,471,141	—

	December 31, 2011
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$90,139	90,139	90,139	—	—
Securities available-for-sale	983,715	983,715	—	983,715	—
Securities held-to-maturity	287,671	311,860	—	275,154	36,706
Stock in FHLB	116,813	116,813	116,813	—	—
Loans held for sale	18,847	18,847	—	18,847	—
Net loans	8,794,211	8,882,153	—	—	8,882,153
Financial liabilities:
Deposits, other than time deposits	4,020,105	4,044,226	4,044,226	—	—
Time deposits	3,341,898	3,385,577	—	3,385,577	—
Borrowed funds	2,255,486	2,332,624	—	2,332,624	—
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

Impact of Hurricane Sandy. Our primary market areas of New Jersey and New York were significantly impacted by Hurricane Sandy which struck the region on October 29, 2012. Although several of our branches experienced short-term service disruptions, the storm has not had a significant effect on our ability to service our customers.

While our facilities incurred only minor damage, Hurricane Sandy caused significant property damage throughout our market area resulting in widespread disruptions in power and transportation. The property damage incurred included flood and wind damage, ranging from minor to moderate in many areas to very severe in the coastal areas of New Jersey and New York. Substantially all of our loans are secured by real estate located in our market area. Based on our initial assessments of where our borrowers are located within our market area, we believe that many of our borrowers will likely have experienced power outages and wind damage, and to a lesser extent, flood damage. We believe most of our borrowers have not suffered catastrophic damage to their businesses or the collateral securing their loans. For our collateral dependent loans, our policy is to require property insurance (which normally covers wind damage) on all loans as well as flood insurance if the property is located within a flood zone, which should reduce our exposure to potential loss. Properties not located within flood zones are not required to have flood insurance and thus it is likely that any flood-related damage to those properties will not be covered by insurance.

As a result of the storm, it is likely that we will experience increased loan delinquencies and loan restructurings, particularly in the short term as customers undertake recovery and clean-up efforts, including the submission of insurance claims. Customers may also experience disruptions in their employment status or income if their employers were affected by the storm. Loan restructurings may increase as we work with borrowers impacted by the storm. Possible increases in loan delinquencies and restructurings would negatively impact our cash flow and, if not timely cured, would increase our non-performing assets and reduce our net interest income. We may also experience elevated provisions for loan losses as a result of increased loan delinquencies and loan restructurings, and to the extent that the combination of insurance proceeds and collateral values are insufficient to cover outstanding loan balances on loans which may default. Increased provisions for loan losses could have a material adverse effect on our results of operations.

In addition, in an effort to assist our customers during this crisis, we are waiving various deposit and loan fees that would have otherwise been assessed. Although we are in the process of performing a detailed evaluation of the effects of Hurricane Sandy, we currently do not have sufficient information to reasonably estimate the financial impact of the storm on our Company. Our results of operations may be negatively impacted and it is possible that the financial impact could be material to our results of operations.

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
We early adopted the FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in 2011, which permitted an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.
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
Executive Summary

Investors Bancorp's fundamental business strategy is to be a well capitalized, full service, community bank which provides high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve.
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits, and borrowed funds. Net interest income is affected by the level of interest rates, the shape of the market yield curve, the timing of the placement and the re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
The continued low interest rate environment has resulted in our earning assets being refinanced at lower yields and new assets being originated at lower yields. The Company has been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities. The current interest rate environment is forecasted to remain at these low levels through year end 2013 and possibly into 2014. As this low interest rate environment continues, the Company will be subject to net interest income compression if interest rates on interest bearing liabilities do not decrease as quickly as interest rates on our earning assets. The Company will continue to manage its interest rate risk.
The Company's results of operations are also significantly affected by general economic conditions. The national and regional unemployment rates remain at elevated levels. This factor coupled with the weakness in the housing and real estate markets have resulted in the Company recognizing higher credit costs on the loan portfolio. As a result of the weakness in the real estate market and the extended period of time required to foreclosure on residential mortgages in our lending area, the Company recorded $6.5 million in charge-offs related to writing down our non-accrual residential loans to 75% of recent appraised value this quarter. Despite these conditions our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards as well as our diligence in resolving our troubled loans.
We continue to actively look for opportunities to enhance shareholder value. In October 2012, the Company completed its acquisition of Marathon Banking Corporation with approximately $900 million in assets, $780 million in deposits, and 13 full service branches in the New York Metropolitan area. This along with the acquisition of Brooklyn Federal Bancorp, Inc. completed in January 2012 increases our presence in the New York market and complements our New York City loan production office.
Hurricane Sandy had a significant impact on our business area causing tremendous damage in the form of flooding, wind damage, power outages and business interruption. The Company did not sustain any significant physical damage as a result of the storm and was able to continue serving customers through our on-line banking channels and through our branch network where electrical power allowed. We are in the process of inspecting our mortgage collateral in the more severely impacted lending areas as access to these areas has been restricted. All of our mortgage loans are required to maintain insurance coverage which will minimize any potential loss. We will continue to monitor our collateral position. In addition, in an effort to assist our customers during this crisis, we are waiving various deposit and loan fees that would have otherwise been assessed. Our results of operations may be negatively impacted as a result of this storm.
Our loan portfolio continued to grow this quarter as net loans, including loans held for sale, increased to $9.33 billion or 5.9% since December 31, 2011. The loan growth continues to be predominately in the commercial and multi-family portfolios. Our primary source of funding is deposits which totaled $7.9 billion and our core deposits increased to 63.3% of total deposits or $5.00 billion.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011
Total Assets. Total assets increased by $778.6 million, or 7.3%, to $11.48 billion at September 30, 2012 from $10.70 billion at December 31, 2011. This increase was largely the result of net loans, including loans held for sale, increasing $521.0 million to $9.33 billion at September 30, 2012 from $8.81 billion at December 31, 2011 and a $277.3 million increase in available for sale securities to $1.26 billion at September 30, 2012 from $983.7 million at December 31, 2011.
Net Loans. Net loans, including loans held for sale, increased by $521.0 million, or 5.9%, to $9.33 billion at September 30, 2012 from $8.81 billion at December 31, 2011. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the nine months ended September 30, 2012, Investors Home Mortgage Co. originated $1.16 billion in residential mortgage loans of which $630.0 million were for sale to third party investors and $531.2 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months ended September 30, 2012, we purchased loans totaling $496.3 million from these entities. In addition, we acquired $177.5 million in loans from Brooklyn Federal and subsequently sold $49.4 million of commercial real estate loans and an additional $37.9 million of commercial real estate loans on a pass through basis to a third party.

For the nine months ended September 30, 2012, we originated $678.4 million in multi-family loans, $353.4 million in commercial real estate loans, $74.7 million in commercial and industrial loans, $53.9 million in consumer and other loans and $31.8 million in construction loans.

At September 30, 2012, total loans were $9.42 billion and included $4.89 billion in residential loans, $2.30 billion in multi-family loans, $1.61 billion in commercial real estate loans, $259.7 million in construction loans, $229.9 million in consumer and other loans and $121.0 million in commercial and industrial loans.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at September 30, 2012 was $404.3 million compared to $478.4 million at December 31, 2011. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
The following table sets forth non-accrual loans and accruing past due loans on the dates indicated as well as certain asset quality ratios:

	September 30, 2012		June 30, 2012		March 31, 2012		December 30, 2011		September 30, 2011
	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount	# of loans	Amount
			(Dollars in millions)
Accruing past due loans:
30 to 59 days past due:
Residential and consumer	71	23.6	65	$16.3	65	$14.9	80	$19.1	75	$18.8
Construction	1	0.4	—	—	—	—	1	0.7	1	1.5
Multi-family	2	3.1	4	4.6	2	16.0	2	0.8	1	0.7
Commercial real estate	1	0.3	1	0.2	2	1.8	2	1.5	1	0.1
Commercial and industrial	—	—	—	—	—	—	—	—	1	0.1
Total 30 to 59 days past due	75	27.4	70	21.1	69	32.7	85	22.1	79	21.2
60 to 89 days past due:
Residential and consumer	43	11.9	40	8.4	25	4.4	33	10.0	36	9.8
Construction	—	—	1	0.2	—	—	—	—	—	—
Multi-family	1	1.2	—	—	—	—	4	6.2	—	—
Commercial real estate	—	—	—	—	—	—	—	—	1	0.3
Commercial and industrial	1	0.1	3	3.3	1	0.7	—	—	1	0.4
Total 60 to 89 days past due	45	13.2	44	11.9	26	5.1	37	16.2	38	10.5

Total accruing past due loans	120	$40.6	114	$33.0	95	$37.8	122	$38.3	117	$31.7
Non-accrual:
Residential and consumer	335	81.2	328	$81.7	328	$86.1	321	$85.0	300	$79.5
Construction	9	26.6	15	51.4	16	57.2	15	57.1	25	75.4
Multi-family	6	12.0	6	13.3	4	6.2	—	—	2	0.7
Commercial real estate	1	0.8	1	1.2	2	0.4	1	0.1	11	5.7
Commercial and industrial	1	0.1	2	0.8	—	—	—	—	4	0.7
Total Non-accrual Loans	352	$120.7	352	$148.4	350	$149.9	337	$142.2	342	$162.0
Accruing troubled debt restructured loans	18	$14.8	17	$8.9	15	$8.4	15	$10.5	15	$10.5
Non-accrual loans to total loans		1.28%		1.60%		1.64%		1.60%		1.82%
Allowance for loan loss as a percent of non-accrual loans		108.79%		86.58%		82.53%		82.44%		71.89%
Allowance for loan losses as a percent of total loans		1.39%		1.38%		1.35%		1.32%		1.31%

Total non-accrual loans decreased $21.5 million to $120.7 million at September 30, 2012 compared to $142.2 million at December 31, 2011 as we continue to diligently resolve our troubled loans. At September 30, 2012, there were $27.3 million of loans deemed trouble debt restructurings, of which $14.8 million were accruing and $12.5 million were on non-accrual.
At September 30, 2012, loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent loans and totaled $57.6 million of which $26.8 million of impaired loans had a specific allowance for credit losses of $5.7 million and $30.8 million of impaired loans had no specific allowance for credit losses. At December 31, 2011, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $70.7 million, of which $24.7 million of impaired loans had a related allowance for credit losses of $7.4 million and $46.0 million of impaired loans had no related allowance for credit losses.
At September 30, 2012, there were 7 commercial real estate loans totaling $15.5 million and 35 residential loans totaling $11.8 million which are deemed troubled debt restructurings. At September 30, 2012, three of the commercial real estate loan totaling $6.9 million and 21 of the residential loan totaling $5.6 million were included in non-accrual loans.
In addition to non-accrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2012 , there were 3 multi-family loans totaling $4.3 million, 1 commercial real estate loan for $334,000, 1 construction loan for $414,000, and 1 commercial and industrial loan totaling $90,000 that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 1.28 % at September 30, 2012 compared to 1.60% at December 31, 2011. The allowance for loan losses as a percentage of non-accrual loans was 108.79% at September 30, 2012 compared with 82.44% at December 31, 2011. At September 30, 2012 our allowance for loan losses as a percentage of total loans was 1.39% compared with 1.32% at December 31, 2011.
The following table sets forth the allowance for loan losses at September 30, 2012 and December 31, 2011 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2012		December 31, 2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$38,009	51.90%	$32,447	56.59%
Multi-family	25,666	24.47%	13,863	20.42%
Commercial real estate	31,669	17.14%	30,947	15.95%
Construction loans	21,073	2.76%	22,839	3.12%
Commercial and industrial	3,225	1.29%	3,677	1.20%
Consumer and other loans	2,146	2.44%	1,335	2.72%
Unallocated	9,478	—	12,134	—
Total allowance	$131,266	100.00%	$117,242	100.00%

The allowance for loan losses increased by $14.0 million to $131.3 million at September 30, 2012 from $117.2 million at December 31, 2011. The increase in our allowance for loan losses is due to the increased inherent credit risk in our overall portfolio, particularly (i) the credit risk associated with commercial real estate lending; (ii) delinquent loans caused by the adverse economic conditions in our lending area and (iii) the continued growth in the multi-family and commercial real estate loan portfolios.
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
Securities. Securities, in the aggregate, increased by $176.6 million, or 13.9%, to $1.45 billion at September 30, 2012, from $1.27 billion at December 31, 2011. The increase in the portfolio was primarily due to the purchase of $524.1 million of agency issued mortgage backed securities, and the purchase of $3.0 million in US government and agencies, partially offset by sales, normal pay downs or maturities during the nine months ended September 30, 2012.
Goodwill, Stock in the Federal Home Loan Bank, Other Assets. Goodwill increased $17.2 million primarily as a result of the Brooklyn Federal acquisition. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $15.0 million from $116.8 million at December 31, 2011 to $131.8 million at September 30, 2012 as a result of an increase in our level of borrowings. There was a $1.3 million reduction in bank owned life insurance as a result of death benefit payouts.
Deposits. Deposits increased by $530.3 million, or 7.2%, to $7.89 billion at September 30, 2012 from $7.36 billion at December 31, 2011. This was attributed to an increase in core deposits of $975.1 million or 24.3%, partially offset by a $444.8 million decrease in certificates of deposit.
Borrowed Funds. Borrowed funds increased $105.5 million, or 4.7%, to $2.36 billion at September 30, 2012 from $2.26 billion at December 31, 2011 to fund our asset growth.
Stockholders’ Equity. Stockholders’ equity increased $81.2 million to $1.05 billion at September 30, 2012 from $967.4 million at December 31, 2011. The increase is primarily attributed to the $67.4 million of net income for the nine months ended September 30, 2012 and $7.6 million as a result of the acquisition of Brooklyn Federal. In addition, stockholder's equity was positively impacted by other comprehensive income of $8.2 million and $4.4 million in ESOP and stock based compensation expenses. This was partially offset by the declaration of a cash dividend of $0.05 per common share that resulted in a decrease of $5.6 million in stockholders' equity.
Average Balance Sheets for the Three and Nine Months ended September 30, 2012 and 2011
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months and nine months ended September 30, 2012 and 2011. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

INVESTORS BANCORP, INC. AND SUBSIDIARIES Average Balance Sheet and Yield/Rate Information

	For Three Months Ended
	September 30, 2012				September 30, 2011
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$92,862		$9	0.04%	$71,115		$7	0.04%
Securities available-for-sale (1)	1,275,615		5,413	1.70%	733,981		4,034	2.20%
Securities held-to-maturity	203,206		3,129	6.16%	334,077		4,450	5.33%
Net loans (2)	9,270,611		111,909	4.83%	8,674,897		110,933	5.12%
Federal Home Loan Bank stock	130,243		1,415	4.35%	117,023		1,124	3.84%
Total interest-earning assets	10,972,537		121,875	4.44%	9,931,093		120,548	4.86%
Non-interest earning assets	480,614				414,458
Total assets	$11,453,151				$10,345,551
Interest-bearing liabilities:
Savings	$1,592,999		$2,049	0.51%	$1,239,835		$2,457	0.79%
Interest-bearing checking	1,519,683		1,616	0.43%	1,067,040		1,520	0.57%
Money market accounts	1,317,460		1,940	0.59%	924,134		1,792	0.78%
Certificates of deposit	2,990,445		9,277	1.24%	3,402,311		14,314	1.68%
Borrowed funds	2,332,309		15,056	2.58%	2,292,256		16,291	2.84%
Total interest-bearing liabilities	9,752,896		29,938	1.23%	8,925,576		36,374	1.63%
Non-interest bearing liabilities	660,110				474,563
Total liabilities	10,413,006				9,400,139
Stockholders’ equity	1,040,145				945,412
Total liabilities and stockholders’ equity	$11,453,151				$10,345,551
Net interest income			$91,937				$84,174
Net interest rate spread (3)				3.21%				3.23%
Net interest earning assets (4)	$1,219,641				$1,005,517
Net interest margin (5)				3.35%				3.39%
Ratio of interest-earning assets to total interest-bearing liabilities	1.13	X			1.11	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-accrual loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For Nine Months Ended
	September 30, 2012				September 30, 2011
	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance		Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$89,622		$30	0.04%	$69,241		$30	0.06%
Securities available-for-sale (1)	1,236,217		17,358	1.87%	653,721		11,212	2.29%
Securities held-to-maturity	235,236		10,134	5.74%	391,692		15,312	5.21%
Net loans (2)	9,075,804		334,438	4.91%	8,348,747		323,251	5.16%
Federal Home Loan Bank stock	123,176		4,069	4.40%	99,390		3,100	4.16%
Total interest-earning assets	10,760,055		366,029	4.54%	9,562,791		352,905	4.92%
Non-interest earning assets	475,651				409,741
Total assets	$11,235,706				$9,972,532
Interest-bearing liabilities:
Savings	$1,496,073		$6,011	0.54%	$1,219,757		$7,451	0.81%
Interest-bearing checking	1,398,196		4,965	0.47%	1,023,017		4,343	0.57%
Money market accounts	1,280,361		6,099	0.64%	879,181		5,200	0.79%
Certificates of deposit	3,202,657		32,546	1.35%	3,393,706		42,910	1.69%
Borrowed funds	2,219,414		45,180	2.71%	2,072,639		48,675	3.13%
Total interest-bearing liabilities	9,596,701		94,801	1.32%	8,588,300		108,579	1.69%
Non-interest bearing liabilities	627,981				455,947
Total liabilities	10,224,682				9,044,247
Stockholders’ equity	1,011,024				928,285
Total liabilities and stockholders’ equity	$11,235,706				$9,972,532
Net interest income			$271,228				$244,326
Net interest rate spread (3)				3.22%				3.23%
Net interest earning assets (4)	$1,163,354				$974,491
Net interest margin (5)				3.36%				3.41%
Ratio of interest-earning assets to total interest-bearing liabilities	1.12	X			1.11	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net loans include loans held-for-sale and non-accrual loans.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2012 and 2011
Net Income. Net income was $24.5 million for the three months ended September 30, 2012 compared to net income of $20.0 million for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $67.4 million compared to net income of $57.8 million for the nine months ended September 30, 2011.
Net Interest Income. Net interest income increased by $7.8 million, or 9.2%, to $91.9 million for the three months ended

September 30, 2012 from $84.2 million for the three months ended September 30, 2011. The increase was primarily due to the average balance of interest earning assets increasing $1.04 billion to $10.97 billion at September 30, 2012 compared to $9.93 billion at September 30, 2011, as well as a 40 basis point decrease in our cost of interest-bearing liabilities to 1.23% for the three months ended September 30, 2012 from 1.63% for the three months ended September 30, 2011. These were partially offset by the average balance of our interest earning liabilities increasing $827.3 million to $9.75 billion at September 30, 2012 compared to $8.93 billion at September 30, 2011, as well as the yield on our interest-earning assets decreasing 42 basis points to 4.44% for the three months ended September 30, 2012 from 4.86% for the three months ended September 30, 2011. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to fall resulting in our net interest margin decreasing by 4 basis points from 3.39% for the three months ended September 30, 2011 to 3.35% for the three months ended September 30, 2012.

Net interest income increased by $26.9 million, or 11.0%, to $271.2 million for the nine months ended September 30, 2012 from $244.3 million for the nine months ended September 30, 2011. The increase was primarily due to the average balance of interest earning assets increasing $1.20 billion to $10.76 billion at September 30, 2012 compared to $9.56 billion at September 30, 2011, as well as a 37 basis point decrease in our cost of interest-bearing liabilities to 1.32% for the nine months ended September 30, 2012 from 1.69% for the nine months ended September 30, 2011. These were partially offset by the average balance of our interest earning liabilities increasing $1.01 billion to $9.60 billion at September 30, 2012 compared to $8.59 billion at September 30, 2011, as well as the yield on our interest-earning assets decreasing 38 basis points to 4.54% for the nine months ended September 30, 2012 from 4.92% for the nine months ended September 30, 2011. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to fall resulting in our net interest margin decreasing by 5 basis points from 3.41% for the nine months ended September 30, 2011 to 3.36% for the nine months ended September 30, 2012.
Interest and Dividend Income. Total interest and dividend income increased by $1.3 million, or 1.1%, to $121.9 million for the three months ended September 30, 2012 from $120.5 million for the three months ended September 30, 2011. This increase is attributed to the average balance of interest-earning assets increasing $1.04 billion, or 10.5%, to $10.97 billion for the three months ended September 30, 2012 from $9.93 billion for the three months ended September 30, 2011. This was partially offset by the weighted average yield on interest-earning assets decreasing 42 basis points to 4.44% for the three months ended September 30, 2012 compared to 4.86% for the three months ended September 30, 2011.

Interest income on loans increased by $976,000, or 0.9%, to $111.9 million for the three months ended September 30, 2012 from $110.9 million for the three months ended September 30, 2011, reflecting a $595.7 million, or 6.9%, increase in the average balance of net loans to $9.27 billion for the three months ended September 30, 2012 from $8.67 billion for the three months ended September 30, 2011. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $657.2 million and $173.9 million respectively as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. This was partially offset by the decrease in the average balance of residential loans and construction loans of $148.4 million and $80.9 million respectively for the three months ended September 30, 2012. In addition, we recorded $2.1 million in loan prepayment fees in interest income for the three months ended September 30, 2012 compared to $323,000 for the three months ended September 30, 2011. This was partially offset by a 29 basis point decrease in the average yield on net loans to 4.83% for the three months ended September 30, 2012 from 5.12% for the three months ended September 30, 2011, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, increased by $351,000, or 3.7%, to $10.0 million for the three months ended September 30, 2012 from $9.6 million for the three months ended September 30, 2011. This increase reflected a $445.7 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.70 billion for the three months ended September 30, 2012 from $1.26 billion for the three months ended September 30, 2011. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 72 basis points to 2.34% for the three months ended September 30, 2012 compared to 3.06% for the three months ended September 30, 2011 reflecting the lower interest rate environment.

Total interest and dividend income increased by $13.1 million, or 3.7%, to $366.0 million for the nine months ended September 30, 2012 from $352.9 million for the nine months ended September 30, 2011. This increase is attributed to the average balance of interest-earning assets increasing $1.20 billion, or 12.5%, to $10.76 billion for the nine months ended September 30, 2012 from $9.56 billion for the nine months ended September 30, 2011. This was partially offset by the weighted average yield on interest-earning assets decreasing 38 basis points to 4.54% for the nine months ended September 30, 2012 compared to 4.92% for the nine months ended September 30, 2011.

Interest income on loans increased by $11.2 million, or 3.5%, to $334.4 million for the nine months ended September 30, 2012 from $323.3 million for the nine months ended September 30, 2011, reflecting a $727.1 million, or 8.7%, increase in the average balance of net loans to $9.08 billion for the nine months ended September 30, 2012 from $8.35 billion for the nine months ended September 30, 2011. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing

$643.5 million and $165.9 million, respectively as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $5.4 million in loan prepayment fees in interest income for the nine months ended September 30, 2012 compared to $1.7 million for the nine months ended September 30, 2011. This was partially offset by the decrease in the average balance of construction loans of $75.6 million for the nine months ended September 30, 2012 and a 25 basis point decrease in the average yield on net loans to 4.91% for the nine months ended September 30, 2012 from 5.16% for the nine months ended September 30, 2011, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, increased by $1.9 million, or 6.5%, to $31.6 million for the nine months ended September 30, 2012 from $29.7 million for the nine months ended September 30, 2011. This increase reflected a $470.2 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.68 billion for the nine months ended September 30, 2012 from $1.21 billion for the nine months ended September 30, 2011. This was partially offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 76 basis points to 2.50% for the nine months ended September 30, 2012 compared to 3.26% for the nine months ended September 30, 2011 reflecting the current interest rate environment.
Interest Expense. Total interest expense decreased by $6.4 million, or 17.7%, to $29.9 million for the three months ended September 30, 2012 from $36.4 million for the three months ended September 30, 2011. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 40 basis points to 1.23% for the three months ended September 30, 2012 compared to 1.63% for the three months ended September 30, 2011. This was partially offset by the average balance of total interest-bearing liabilities increasing by $827.3 million, or 9.3%, to $9.75 billion for the three months ended September 30, 2012 from $8.93 billion for the three months ended September 30, 2011.

Interest expense on interest-bearing deposits decreased $5.2 million, or 25.9% to $14.9 million for the three months ended September 30, 2012 from $20.1 million for the three months ended September 30, 2011. This decrease is attributed to a 41 basis point decrease in the average cost of interest-bearing deposits to 0.80% for the three months ended September 30, 2012 from 1.21% for the three months ended September 30, 2011 as deposit rates reflect this lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $787.3 million, or 11.9% to $7.42 billion for the three months ended September 30, 2012 from $6.63 billion for the three months ended September 30, 2011. Core deposit accounts- savings, checking and money market, outpaced average total interest-bearing deposit growth as average core deposits increased $1.20 billion over the past year.

Interest expense on borrowed funds decreased by $1.2 million or 7.6%, to $15.1 million for the three months ended September 30, 2012 from $16.3 million for the three months ended September 30, 2011. This decrease is attributed to the average cost of borrowed funds decreasing 26 basis points to 2.58% for the three months ended September 30, 2012 from 2.84% for the three months ended September 30, 2011 as maturing borrowings repriced to lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $40.1 million or 1.7%, to $2.33 billion for the three months ended September 30, 2012 from $2.29 billion for the three months ended September 30, 2011.

Total interest expense decreased by $13.8 million or 12.7%, to $94.8 million for the nine months ended September 30, 2012 from $108.6 million for the nine months ended September 30, 2011. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 37 basis points to 1.32% for the nine months ended September 30, 2012 compared to 1.69% for the nine months ended September 30, 2011. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.01 billion, or 11.7%, to $9.60 billion for the nine months ended September 30, 2012 from $8.59 billion for the nine months ended September 30, 2011.

Interest expense on interest-bearing deposits decreased $10.3 million or 17.2% to $49.6 million for the nine months ended September 30, 2012 from $59.9 million for the nine months ended September 30, 2011. This decrease is attributed to a 33 basis point decrease in the average cost of interest-bearing deposits to 0.90% for the nine months ended September 30, 2012 from 1.23% for the nine months ended September 30, 2011 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $861.6 million, or 13.2% to $7.38 billion for the nine months ended September 30, 2012 from $6.52 billion for the nine months ended September 30, 2011. Core deposit accounts- savings, checking and money market, outpaced average total interest-bearing deposit growth as average core deposits increased $1.05 billion.

Interest expense on borrowed funds decreased by $3.5 million, or 7.2% to $45.2 million for the nine months ended September 30, 2012 from $48.7 million for the nine months ended September 30, 2011. This decrease is attributed to the average cost of borrowed funds decreasing 42 basis points to 2.71% for the nine months ended September 30, 2012 from 3.13% for the nine months ended September 30, 2011 as maturing borrowings repriced to lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $146.8 million or 7.1%, to $2.22 billion for the nine months ended September 30, 2012 from $2.07 billion for the nine months ended September 30, 2011.
Provision for Loan Losses. Our provision for loan losses was $16.0 million for the three months ended September 30, 2012 compared to $20.0 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, net charge-offs were $13.2 million compared to $10.5 million for the three months ended September 30, 2011. The charge-offs for the three months ended September 30, 2012 included approximately $9.0 million of residential charge-offs, of which approximately $6.2 million pertained to the additional write down of residential loans in the process of foreclosure as a result of the further deterioration in real estate values due to the extended period of time it is taking to obtain possession of the properties collateralizing these loans in our primary lending areas in New Jersey and New York. For the nine months ended September 30, 2012, our provision for loan losses was $48.0 million compared to $55.5 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net charge-offs were $34.0 million compared to $29.9 million for the nine months ended September 30, 2011.
The triggering events or other circumstances that led to the significant credit deterioration resulting in increased loan charge-offs were caused by a variety of economic factors including, but not limited to: continued deterioration of the housing and real estate markets in which we lend, significant and continuing declines in the value of real estate which collateralize our loans, the overall weakness of the economy, and unemployment in our lending area which has remained stubbornly high. See Note 5 of Notes to Consolidated Financial Statements for further detail.

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
The inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending, and the level of non-performing loans and delinquent loans caused by the adverse economic conditions in our lending area resulted in a $16.0 million provision for the quarter. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2012 and December 31, 2011.”
Non-interest Income. Total non-interest income increased by $5.4 million, or 74.4% to $12.7 million for the three months ended September 30, 2012 from $7.3 million for the three months ended September 30, 2011. The increase is primarily attributed to the gain on the sale of loans increasing $4.7 million to $7.2 million for the three months ended September 30, 2012. In addition, fees and service charges relating primarily to the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts increased $624,000 to $3.6 million for the three months ended September 30, 2012.

Total non-interest income increased by $13.4 million, or 65.9% to $33.6 million for the nine months ended September 30, 2012 from $20.3 million for the nine months ended September 30, 2011. The increase is primarily attributed to the gain on the sale of loans increasing $9.5 million to $15.9 million, and a $1.6 million increase in other non-interest income primarily from the fees associated with the sale of non-deposit investment products. In addition, fees and service charges relating primarily to the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts increased $2.2 million to $12.8 million for the nine months ended September 30, 2012.
Non-interest Expenses. Total non-interest expenses increased by $9.1 million, or 23.2%, to $48.2 million for the three months ended September 30, 2012 from $39.1 million for the three months ended September 30, 2011. Compensation and fringe benefits increased $3.5 million primarily as a result of the staff additions to support our continued growth, including employees from the acquisition of Brooklyn Federal, and normal merit increases. Occupancy expense increased $1.5 million due to costs associated with expanding our branch network and our new operations center. Data processing expenses increased $998,000 primarily due to the growth in the number of branches and customer accounts. In addition, our FDIC deposit insurance premium increased $1.5 million as the FDIC reclassified Investors Bank as a large institution from a small institution which increased our assessment rate.
Total non-interest expenses increased by $29.9 million, or 25.4%, to $147.5 million for the nine months ended September 30, 2012 from $117.7 million for the nine months ended September 30, 2011. Compensation and fringe benefits increased $11.9 million primarily as a result of the staff additions to support our continued growth, including employees from the acquisition of Brooklyn Federal, as well as normal merit increases and $1.4 million in acquisition related expenses associated with Brooklyn Federal. Occupancy expense increased $5.1 million as a result of a one-time charge of $3.0 million for the early termination of certain leased facilities and the costs associated with expanding our branch network. Data processing expenses increased $4.4 million primarily due to increased volume of accounts and a one-time charge of $1.5 million for the termination of a Brooklyn Federal data processing contract. Professional fees increased $4.0 million which included $2.5 million in legal and consulting costs associated with the Brooklyn Federal acquisition.

Income Taxes. Income tax expense was $15.9 million for the three months ended September 30, 2012, representing a 39.42% effective tax rate compared to income tax expense of $12.4 million for the three months ended September 30, 2011 representing a 38.36% effective tax rate.

Income tax expense was $41.9 million for the nine months ended September 30, 2012, representing a 38.35% effective tax rate compared to income tax expense of $33.7 million for the nine months ended September 30, 2011 representing a 36.90% effective tax rate.

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
At September 30, 2012 the Company had overnight borrowings outstanding with FHLB of $329.0 million compared to $280.0 million at December 31, 2011. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.36 billion at September 30, 2012, an increase from $2.26 billion at December 31, 2011.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2012, outstanding commitments to originate loans totaled $585.1 million; outstanding unused lines of credit totaled $406.3 million; standby letters of credit totaled $9.8 million and outstanding commitments to sell loans totaled $60.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $1.54 billion at September 30, 2012. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended September 30, 2012, the Company did not repurchase any shares of its common stock. Under the current share repurchase program, 2,194,239 shares remain available for repurchase. At September 30, 2012, a total of 16,092,953 shares have been purchased under Board authorized share repurchase programs, of which 3,399,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
As of September 30, 2012, the Bank exceeded all regulatory capital requirements as follows:

	September 30, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$1,024,045	12.9%	636,852	8.0%
Tier I capital (to risk-weighted assets)	924,145	11.6	318,424	4.0
Tier I capital (to average assets)	924,145	8.1	453,848	4.0
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2012:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$2,361,000	686,000	122,000	328,000	1,225,000
Commitments to originate and purchase loans	$585,142	585,142	—	—	—
Commitments to sell loans	$60,766	60,766	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $180.0 million of the borrowings are callable at the option of the lender.
Additionally, at September 30, 2012, the Company’s commitments to fund unused lines of credit totaled $406.3 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of September 30, 2012, have not changed significantly from December 31, 2011.
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
Quantitative Analysis. The table below sets forth, as of September 30, 2012 the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

Change in Interest Rates (basis points)	Net Portfolio Value (1),(2)			Net Interest Income (3)
	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+200bp	$755,328	$(164,391)	(17.9)%	$334,169	$(22,042)	(6.2)%
0bp	$919,719	—	—	$356,211	—	—
-100bp	$798,256	$(121,463)	(13.2)%	$358,239	$2,028	0.6%

(1)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(2)	Assumes an instantaneous uniform change in interest rates at all maturities.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities
The table set forth above indicates at September 30, 2012 in the event of a 200 basis points increase in interest rates, we would be expected to experience a 17.9% decrease in NPV and a $22.0 million or 6.2% decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 13.2% decrease in NPV and a $2.0 million or 0.6% increase in annual net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission except as described below.

Recent Storm-Related Events May Have A Negative Impact on Future Earnings

We are in the process of assessing the impact of Hurricane Sandy which struck the region on October 29, 2012.  The storm resulted in considerable damage throughout our market area, and may have adversely affected the collateral of some of our loans and, to a lesser extent, our borrowers' ability to repay their obligations to the Company. In addition, the storm may have negatively impacted property owned by the Bank and interrupted our ability to provide services to our customers. These impacts could adversely affect future earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,194,239 shares yet to be purchased as of September 30, 2012. There were no repurchase of our common stock during the third quarter 2012.

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

Investors Bancorp, Inc.

Dated:	November 9, 2012	/s/ Kevin Cummings
Kevin Cummings
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2012	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)