Form 10-K
period 2012-12-31
Investors Bancorp Inc
filed 2013-03-01
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012 or

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

Large accelerated filer	☑		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 20, 2013, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 111,915,882 shares outstanding, of which 65,396,235 shares, or 58.7%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the NASDAQ Global Select Market, was approximately $614.3 million.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.
2012 ANNUAL REPORT ON FORM 10-K

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
Investors Bancorp, Inc.
Investors Bancorp, Inc. (the “Company” or "Investors Bancorp") is a Delaware corporation that was organized on January 21, 1997 for the purpose of being a holding company for Investors Bank (the “Bank”), a New Jersey chartered savings bank. On October 11, 2005, the Company completed its initial public stock offering in which it sold 51,627,094 shares, or 44.40% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by the Investors Bank Employee Stock Ownership Plan (the “ESOP”). Upon completion of the initial public offering, Investors Bancorp, MHC (the “MHC”), the Company’s New Jersey chartered mutual holding company parent, held 64,844,373 shares, or 54.94% of the Company’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.33% of its outstanding shares, to the Investors Bank Charitable Foundation.
Since the formation of the Company in 1997, our primary business has been that of holding the common stock of the Bank and additionally since our stock offering, a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies. At December 31, 2012, our assets totaled $12.72 billion and our deposits totaled $8.77 billion.

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
On September 28, 2012, the Company declared its first quarterly cash dividend of $0.05 per share, which was paid November 1, 2012 to stockholders of record as of October 15, 2012. It was the first dividend since completing its initial public stock offering in October 2005. On January 31, 2013, the Company declared its second cash dividend of $0.05 per share to stockholders of record as of February 11, 2013, which was paid on February 25, 2013.
Acquisitions
On December 19, 2012, we announced our seventh acquisition with the definitive merger agreement with Roma Financial Corporation, the federally-chartered holding company for Roma Bank and RomAsia Bank. Under the terms of the merger agreement, 100% of the shares of Roma Financial will be converted into Investors Bancorp common stock. As of September 30, 2012, Roma Financial Corporation operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey, and had assets of $1.84 billion, deposits of $1.49 billion and stockholders' equity of $218.8 million. The merger agreement has been approved by the boards of directors of each company. Subject to the required approvals of Investors Bancorp and Roma Financial shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by Investors Bancorp with respect to the stock to be issued in the transaction and other customary closing conditions, the Merger is expected to be completed in the second quarter of 2013. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.
On October 15, 2012, we completed the acquisition of Marathon Banking Corporation, the holding company of Marathon National Bank of New York ("Marathon Bank"), a federally chartered bank with 13 full-service branches in the New York metropolitan area. After the purchase accounting adjustments, the Company assumed $777.5 million in customer deposits and acquired $558.5 million in loans. This transaction resulted in $38.4 million of goodwill and generated $5.0 million in core deposit intangibles. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $135.0 million was paid using available cash. The acquisition was accounted for under the acquisition method of accounting as prescribed by Accounting Standard Codification (“ASC”) 805 “Business Combinations”, as amended.
On January 6, 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. (“BFSB”), the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with five full-service branches in Brooklyn and Long Island. After the purchase accounting adjustments, we assumed $385.9 million in customer deposits and acquired $177.5 million in loans. This transaction resulted in $16.7 million of goodwill and generated $218,000 in core deposit intangibles. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $10.3 million was paid through a combination of our common stock (551,862 shares), issued to Investors Bancorp, MHC, and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into the Bank as of the acquisition date. In a separate transaction, we sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012. The acquisition was accounted for under the acquisition method of accounting as prescribed by Accounting Standard Codification (“ASC”) 805 “Business Combinations”, as amended.

Investors Bank
General
Investors Bank is a New Jersey-chartered savings bank headquartered in Short Hills, New Jersey. Originally founded in 1926 as a New Jersey-chartered mutual savings and loan association, we have grown through acquisitions and internal growth, including de novo branching. In 1992, we converted our charter to a mutual savings bank, and in 1997 we converted our charter to a New Jersey-chartered stock savings bank.
We are in the business of attracting deposits from the public through our branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. We originate 1-4 family residential mortgage loans secured by one- to four-family residential real estate loans, multi-family loans, commercial real estate loans, construction loans, commercial and industrial loans and consumer loans, the majority of which are home equity loans and home equity lines of credit. Securities, primarily U.S. Government and Federal Agency obligations, mortgage-backed and other securities represented 12.3% of our assets at December 31, 2012. We offer a variety of deposit accounts and emphasize quality customer service. Investors Bank is subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation and we are subject to regulations as a bank holding company by the Federal Reserve Board.

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
We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey and 101 branch offices located throughout northern and central New Jersey and New York. In addition, the Company has a commercial real estate loan production office in Manhattan, New York and an operation center in Iselin, New Jersey. The telephone number at our main office is (973) 924-5100.

Market Area

Our primary deposit gathering area had been concentrated in the communities surrounding our headquarters and our branch offices located in the New Jersey communities of Bergen, Burlington, Essex, Hudson, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties.  Within the last two years we have expanded our branch locations to include the New York communities of Nassau, Queens, Kings, Richmond, Suffolk and New York counties. Our corporate headquarters are located in Short Hills, New Jersey with an operation center located in Iselin, New Jersey and a lending office in New York City.

During 2012, we continued our penetration into the New York market by finalizing our Brooklyn Federal Bancorp and Marathon acquisitions and now have branch offices located in New York county, Richmond county and Suffolk county.  Our primary lending area is broader than our deposit-gathering area and includes 14 counties in New Jersey and 6 counties in New York. It is largely urban and suburban with a broad economic base as is typical for counties in and surrounding the New York metropolitan area. The market we operate in is considered one of the most attractive banking markets in the United States.
Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2016. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties represent some of the most densely populated counties. All of the counties we serve have a strong mature market with median household incomes greater than $39,000. The household incomes in the counties we serve are all expected to increase in a range from 8.54% to 26.30% through 2016. The December 2012 unemployment rates for New Jersey and New York were 9.3% and 8.2%, respectively, while the national rate was 7.8%.
Competition
We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2012, the latest date for which statistics are available, our market share of deposits was 2.7% of total deposits in the State of New Jersey.
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
Lending Activities
Our loan portfolio is comprised primarily of residential real estate loans, multi-family loans, commercial loans, construction loans, commercial and industrial loans, and consumer and other loans. In recent years we have focused on growing our commercial real estate portfolio. Residential mortgage loans represented $4.84 billion, or 46.4% of our total loans at December 31, 2012. At December 31, 2012, multi-family loans totaled $3.00 billion, or 28.7% of our total loan portfolio, commercial real estate loans totaled $1.97 billion, or 18.9% of our total loan portfolio, construction loans totaled $224.8 million, or 2.15% of our total loan portfolio, and commercial and industrial loans totaled $169.3 million or 1.62% of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At December 31, 2012, consumer loans totaled $238.9 million or 2.29% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, including Purchased Credit-Impaired ("PCI") loans at the dates indicated.

	December 31,								June 30,
	2012		2011		2010		2009		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands )
Residential mortgage loans	$4,838,315	46.35%	5,034,161	56.59%	4,939,244	61.78%	4,773,556	71.76%	4,708,899	76.3%	4,009,563	85.97%
Multi-family	2,995,471	28.70	1,816,118	20.42	1,161,874	14.53	612,743	9.21	482,783	7.82	82,711	1.77
Commercial	1,971,689	18.89	1,418,636	15.95	1,225,256	15.33	730,012	10.97	433,204	7.02	142,396	3.06
Construction loans	224,816	2.15	277,625	3.12	347,825	4.35	334,480	5.03	346,967	5.62	260,177	5.58
Commercial and industrial loans	169,258	1.62	106,299	1.20	60,903	0.76	23,159	0.35	15,665	0.25	47	—
Consumer and other loans:
Home equity loans	101,163	0.97	121,134	1.36	147,540	1.84	104,864	1.58	119,193	1.93	139,587	2.99
Home equity credit lines	131,808	1.26	117,445	1.32	108,356	1.36	70,341	1.06	61,664	1.00	27,270	0.59
Other	5,951	0.06	3,648	0.04	3,861	0.05	2,972	0.04	3,341	0.06	1,962	0.04
Total consumer and other loans	238,922	2.29	242,227	2.72	259,757	3.25	178,177	2.68	184,198	2.99	168,819	3.62
Total loans	$10,438,471	100.00%	$8,895,066	100.00%	$7,994,859	100.00%	$6,652,127	100.00%	$6,171,716	100.00%	$4,663,713	100.00%
Premiums on purchased loans, net	$43,023		29,927		22,021		22,958		21,313		22,622
Deferred loan fees, net	(32,536)		(13,540)		(8,244)		(4,574)		(3,252)		(2,620)
Allowance for loan losses	(142,172)		(117,242)		(90,931)		(55,052)		(46,608)		(13,565)
Net loans	$10,306,786		$8,794,211		$7,917,705		$6,615,459		$6,143,169		$4,670,150

Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio, including PCI loans at December 31, 2012. Overdraft loans are reported as being due in one year or less.

	At December 31, 2012
	Residential Mortgage	Multi-Family	Commercial Real Estate	Construction Loans	Commercial and Industrial loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$13,206	31,459	78,856	181,254	74,633	87,177	466,585
After one year:
One to three years	10,432	225,340	369,518	41,273	22,009	16,442	685,014
Three to five years	39,667	329,308	319,893	—	33,937	17,112	739,917
Five to ten years	195,560	1,884,929	958,171	2,289	30,539	53,216	3,124,704
Ten to twenty years	1,311,303	521,109	242,397	—	5,839	39,106	2,119,754
Over twenty years	3,268,147	3,326	2,854	—	2,301	25,869	3,302,497
Total due after one year	4,825,109	2,964,012	1,892,833	43,562	94,625	151,745	9,971,886
Total loans	$4,838,315	2,995,471	1,971,689	224,816	169,258	238,922	10,438,471
Premiums on purchased loans, net							43,023
Deferred loan fees, net							(32,536)
Allowance for loan losses							(142,172)
Net loans							$10,306,786

The following table sets forth fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$2,995,039	1,830,070	4,825,109
Multi- family loans	1,380,287	1,583,725	2,964,012
Commercial loans	1,088,129	804,704	1,892,833
Construction loans	1,448	42,114	43,562
Commercial and industrial loans	66,615	28,010	94,625
Consumer and other loans:
Home equity loans	97,161	—	97,161
Home equity credit lines	—	51,524	51,524
Other	3,060	—	3,060
Total consumer and other loans	100,221	51,524	151,745
Total loans	$5,631,739	4,340,147	9,971,886
Residential Mortgage Loans. One of our primary lending activities has been originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At December 31, 2012, $4.84 billion, or 46.4%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. In addition, we purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors.

Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $1,250,000. Loans over $1,250,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95% or 97% for programs to low or moderate-income borrowers. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At December 31, 2012, we held $3.01 billion in fixed-rate residential mortgage loans which represented 62.2% of our residential mortgage loan portfolio.
We also offer adjustable-rate residential mortgage loans, which adjust annually after three, five, seven or ten year initial fixed-rate periods. Our adjustable rate loans usually adjust to an index plus a margin, based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year. Annual caps of 2% per adjustment apply, with a lifetime maximum adjustment of 5% on most loans. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. In addition, we originate interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. We maintain stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. Borrowers are qualified using the loan rate at the date of origination and the fully amortized payment amount.

Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At December 31, 2012, we held $1.83 billion of adjustable-rate residential mortgage loans, of which $384.9 million were interest-only one- to four-family mortgages. Adjustable-rate residential mortgage loans represented 37.8% of our residential mortgage loan portfolio.
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
Multi-family and Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we offer mortgages on multi-family and commercial real estate properties. At December 31, 2012, $3.00 billion, or 28.7% of our total loan portfolio was multi-family and $1.97 billion or 18.9%, of our total loan portfolio was commercial real estate loans. Our policy generally has been to originate multi-family and commercial real estate loans in New Jersey, New York and surrounding states. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. The multi-family and commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans and 75% for multi-family loans. At December 31, 2012, our largest commercial real estate loan was $40.0 million and is on an office building in New Jersey. Our largest multi-family loan was $30.3 million and is on nine apartment buildings in New Jersey.
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

Multi-family loans are generally lower credit risk than other types of commercial real estate lending due to the diversification of cash flows to service the debt over multiple tenants. Loans secured by multi-family and commercial real estate generally are larger than residential mortgage loans and can involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, management annually evaluates the performance of all commercial loans in excess of $1.0 million.

Construction Loans. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. At December 31, 2012, we held $224.8 million in construction loans representing 2.2%, of our total loan portfolio. Construction loans are originated through our commercial lending department. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.
Construction loans generally involve a greater degree of credit risk than either residential mortgage loans or other commercial mortgage loans. The risk of loss on a construction loan depends on the accuracy of the initial estimate of the property’s value when the construction is completed compared to the estimated cost of construction. For all loans, we use outside independent appraisers approved by our Board of Directors. We require all borrowers to obtain title insurance, fire and casualty insurance and, if warranted, flood insurance. A detailed plan and cost review by an outside engineering firm is required on loans in excess of $2.5 million.
At December 31, 2012, the Bank’s largest construction loan was a $34.0 million note with an outstanding balance of $20.9 million on an apartment-rental project in New Jersey. At December 31, 2012, the loan was performing in accordance with contractual terms.
Commercial and Industrial Loans. We offer commercial and industrial loans. These loans include term loans, lines of credit and owner occupied commercial real estate loans. These loans are generally secured by real estate or business assets and include personal guarantees. The loan to value limit is 75% and businesses will typically have at least a 2 year history. The Company's 2012 acquisitions and de novo branch expansion has provided a larger market area to leverage new products. We have expanded and increased our New York market lending presence by hiring experienced consumer and industrial team members as well as expanding our business lending into the healthcare industry to focus on this segment of the market. At December 31, 2012, consumer and industrial loans totaled $169.3 million, or 1.6%, of our loan portfolio.
Consumer Loans. We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. At December 31, 2012, consumer loans totaled $238.9 million or 2.3%, of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to a maximum of 75%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.

The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Loan originations and purchases
Loan originations:
Residential mortgage loans	$693,996	767,241	800,497
Multi-family	1,285,775	846,685	487,933
Commercial real estate	458,847	308,245	412,623
Construction loans	32,219	120,773	214,437
Commercial and industrial	139,833	104,120	59,636
Consumer and other loans:
Home equity loans	13,674	14,399	12,921
Home equity credit lines	55,295	64,630	59,731
Other	838	15,314	15,168
Total consumer and other loans	69,807	94,343	87,820
Total loan originations	2,680,477	2,241,407	2,062,946
Loan purchases:
Residential mortgage loans	638,788	710,880	862,311
Commercial real estate	—	—	120,546
Multi-family	—	—	—
Construction loans	—	—	—
Commercial and industrial	—	—	—
Consumer and other loans:
Home equity loans	—	—	69,044
Home equity credit lines	—	—	18,302
Other	—	—	—
Total consumer and other loans	—	—	87,346
Total loan purchases	638,788	710,880	1,070,203
Loans sold and principal repayments	(2,508,908)	(2,042,462)	(1,786,658)
Other items, net(1)	(33,784)	(33,319)	(44,245)
Net loans acquired in acquisition	736,003	—	—
Net increase in loan portfolio	$1,512,576	876,506	1,302,246

(1)	Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs and discounts and premiums.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. In the approval process for residential loans, we assess the borrower’s ability to repay the loan and the value of the property securing the loan. To assess the borrower’s ability to repay, we review the borrower’s income and expenses and employment and credit history. In the case of commercial real estate loans we also review projected income, expenses and the viability of the project being financed. We generally require appraisals of all real property securing loans, except for home equity loans and home equity lines of credit, in which case we may use the tax-assessed value of the property securing such loan or a lesser form of valuation, such as a home value estimator or by a drive-by value estimated performed by an approved appraisal company. Appraisals are performed by independent licensed appraisers who are approved by our Board of Directors. We require borrowers, except for home equity loans and home equity lines of credit, to obtain title insurance. All real estate secured loans require fire and casualty insurance and, if warranted, flood insurance in amounts at least equals to the principal amount of the loan or the maximum amount available.

Our loan approval policies and limits are also established by our Board of Directors. All residential mortgage loans including home equity loans and home equity lines of credit up to $500,000 may be approved by loan underwriters, provided the loan meets all of our underwriting guidelines. Residential mortgage loans up to $750,000 may be approved by an Underwriting Supervisor, provided the loan meets all of our underwriting guidelines. If the loan does not meet all of our underwriting guidelines, but can be considered for approval because of other compensating factors, the loan must be approved by an authorized member of management. Residential mortgage loans in excess of $750,000 and up to $1,500,000 must be approved by an authorized member of management. Residential mortgage loans in excess of $1,500,000 and up to $2,000,000 must be approved by three authorized members of management. Residential mortgage loans in excess of $2,000,000 and up to $3,000,000 must be approved by three authorized members of management, one of whom must be an Executive Officer.
All commercial real estate, multi-family and construction loan requests without policy exceptions or total credit relationships in an amount up to $1,000,000 shall be approved by the Vice President/Team Leader. All commercial real estate, multi-family and construction loan requests without policy exceptions or total credit relationships in an amount up to $2,000,000 shall be approved by the Vice President/ Team Leader and either; Senior Vice President -CRE, Chief Executive Officer, Chief Operating Officer or Chief Lending Officer. All commercial real estate loan requests without policy exceptions or total credit relationships in excess of $5,000,000 shall be approved by the Vice President/ Team Leader or Sr Vice President-Lending and either Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All commercial real estate, multi-family and construction requests or total credit relationships in excess of $5,000,000 or any loan with a policy exception shall require the approval of the Commercial Loan Committee consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Executive Vice President-Retail Banking, the Senior Vice President- Lending Administration, Senior Vice President -CRE (cannot approve CRE loans), and the Senior Vice President- Business Lending(cannot approve Business loans).
All business loans without policy exceptions or total credit relationships in an amount up to $1,500,000 shall be approved by either the Senior Vice President- Business Lending, Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests without policy exceptions or total credit relationships up to $3,000,000 shall be approved by the Senior Vice President- Business Lending and the Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests or total credit relationships in excess of $3,000,000 or any loan with a policy exception shall require the approval of the Commercial Loan Committee, consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Executive Vice President-Retail Banking, Senior Vice President- Lending Administration, Senior Vice President of CRE (cannot approve CRE Loans) and the Senior Vice President- Business Lending (cannot approve Business loans).
Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2012, the regulatory lending limit was $160.0 million. The Bank’s internal policy limit is $70.0 million, with the option to exceed that limit with the Board of Directors’ approval, on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2012, the Bank’s largest relationship with an individual borrower and its related entities was $93.0 million, consisting of seven multi-family loans, a construction loan and a commercial loan. The relationship was approved by the Board of Directors and was performing in accordance with contractual terms as of December 31, 2012.
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
Purchased Credit-Impaired Loans. Purchased Credit-Impaired ("PCI") loans are loans acquired through acquisition or purchased at a discount that is due, in part, to credit quality. In conjunction with the Marathon acquisition, there were 9 PCI loans totaling $6.1 million at December 31, 2012. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the covered loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and results in an increase in yield on a prospective basis.

Collection Procedures. We send system-generated reminder notices to start collection efforts when a loan becomes fifteen days past due. Subsequent late charge and delinquency notices are sent and the account is monitored on a regular basis thereafter. Direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard our collateral. We provide the Board of Directors with a summary report of loans 30 days or more past due on a monthly basis. When a loan is more than 90 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. Loans are placed on non-accrual status when they are 90 days delinquent, but may be placed on non-accrual status earlier if the timely collection of principal and/or income is doubtful. When loans are placed on non-accrual status, unpaid accrued interest is fully reserved, and additional income is recognized in the period collected unless the ultimate collection of principal is considered doubtful. If our effort to cure the delinquency fails and a repayment plan is not in place, the file is referred to counsel for commencement of foreclosure or other collection efforts. We also own loans serviced by other entities and we monitor delinquencies on such loans using reports the servicers send to us. When we receive these past due reports, we review the data and contact the servicer to discuss the specific loans and the status of the collection process. We add the information from the servicer’s delinquent loan reports to our own delinquent reports and provide a full summary report monthly to our Board of Directors.
Our collection procedure for non mortgage related consumer and other loans includes sending periodic late notices to a borrower once a loan is past due. We attempt to make direct contact with the borrower once a loan becomes 30 days past due. The Collection Manager reviews loans 60 days or more delinquent on a regular basis. If collection activity is unsuccessful after 90 days, we may refer the matter to our legal counsel for further collection efforts or we may charge-off the loan. Non real estate related consumer loans that are considered uncollectible are proposed for charge-off by the Collection Manager on a quarterly basis.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding the PCI loans.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2012
Residential mortgage loans	37	$11,715	310	$76,088	347	$87,803
Multi-family	3	3,950	5	11,143	8	15,093
Commercial real estate	4	3,016	4	753	8	3,769
Construction loans	0	—	6	18,876	6	18,876
Commercial and industrial	2	2,639	2	375	4	3,014
Consumer and other loans	8	196	23	1,238	31	1,434
Total	54	$21,516	350	$108,473	404	$129,989
At December 31, 2011
Residential mortgage loans	28	$9,847	288	$80,703	316	$90,550
Multi-family	4	6,180	—	—	4	6,180
Commercial real estate	—	—	1	73	1	73
Construction loans	1	8,068	12	40,362	13	48,430
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	5	173	25	1,009	30	1,182
Total	38	$24,268	326	$122,147	364	$146,415
At December 31, 2010
Residential mortgage loans	35	$11,890	243	$73,650	278	$85,540
Multi-family	3	12,898	3	2,748	6	15,646
Commercial real estate	1	502	8	3,899	9	4,401
Construction loans	1	7,850	26	82,735	27	90,585
Commercial and industrial	2	640	5	1,829	7	2,469
Consumer and other loans	4	196	20	1,033	24	1,229
Total	46	$33,976	305	$165,894	351	$199,870
Non-Performing Assets. Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2012. At December 31, 2012, we had REO of $8.1 million consisting of thirty three properties. Non-accrual loans decreased $21.6 million to $120.6 million at December 31, 2012, from $142.2 million at December 31, 2011. In connection with the BFSB acquisition, the Company sold approximately $106.2 million of the commercial real estate loan portfolio to a real estate investment fund on January 10, 2012. During 2011, the Company elected to sell twenty-three non-accrual commercial real estate loans on a bulk basis for $10.0 million. Although we have resolved a number of non-performing loans, the deterioration of the housing and real estate markets, as well as the overall weakness in the economy, continue to impact our non-accrual loans. As a geographically concentrated lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the decline in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-accrual loans to total loans decreased to 1.16% at December 31, 2012, from 1.60% at December 31, 2011. Our ratio of non-performing assets to total assets decreased to 1.14% at December 31, 2012, from 1.48% at December 31, 2011. The allowance for loan losses as a percentage of total non-performing loans increased to 117.92% at December 31, 2012, from 76.79% at December 31, 2011. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

	December 31,				June 30,
	2012 (1)	2011(2)	2010	2009(3)	2009(4)	2008(5)
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$81,295	84,056	73,650	50,089	29,741	6,691
Multi-family and Commercial loans	11,896	73	6,647	3,970	22,894	1,600
Construction loans	25,764	57,070	82,735	64,968	68,826	10,960
Commercial and industrial loans	375	—	1,829	—	—	—
Consumer and other loans	1,238	1,009	1,033	1,166	225	120
Total non-accrual loans	120,568	142,208	165,894	120,193	121,686	19,371
Real estate owned	8,093	3,081	976	—	—	—
Total non-performing assets	$128,661	145,289	166,870	120,193	121,686	19,371
Performing troubled debt restructurings	15,756	10,465	4,822	—	—	—
Total non-accrual loans to total loans	1.16%	1.60%	2.08%	1.81%	1.97%	0.42%
Total non-performing assets to total assets	1.14%	1.48%	1.74%	1.44%	1.50%	0.30%

(1)	There were three construction troubled debt restructuring loans totaling $6.9 million and 21 residential and consumer loans totaling $5.1 million classified as non-accrual as of December 31, 2012.

(2)
An $8.1 million construction loan that was 60-89 days delinquent at December 31, 2011 was classified as non-performing. There were also 6 residential troubled debt restructurings totaling $3.0 million and 2 construction troubled debt restructurings totaling $8.6 million that were current as of December 31, 2011 classified as non-accrual.

(3)	An $11.5 million construction loan that was 60-89 days delinquent at December 31, 2009 was classified as non-accrual.

(4)	Two construction loans totaling $10.3 million were 60-89 days delinquent at June 30, 2009 were classified as non-accrual.

(5)	An $11.0 million construction loan that is 60-89 days delinquent at June 30, 2008 is classified as non-accrual.
At December 31, 2012, there were $27.7 million of loans deemed trouble debt restructurings, of which $15.8 million were accruing and $11.9 million were on non-accrual.
For the year ended December 31, 2012, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $11.5 million. We recognized interest income of $3.6 million on such loans for the year ended December 31, 2012.
Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned, ("REO") until sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2012, we had REO of $8.1 million consisting of thirty three properties. At December 31, 2011, we had REO of $3.1 million consisting of thirteen properties. At December 31, 2010, we had REO of $976,000 consisting of two properties. At December 31, 2009, June 30, 2009 and 2008, we held no real estate owned.
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
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial real estate, multi-family and construction loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial real estate loans with an outstanding balance greater than $1.0 million if management has specific information of a collateral shortfall. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructure. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2012, loans meeting the Company’s definition of an impaired loan totaled $57.4 million. The allowance for loan losses related to loans classified as impaired at December 31, 2012, amounted to $2.1 million. Interest income received during the year ended December 31, 2012 on loans classified as impaired was $1.6 million. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2012 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
In late October 2012, the Company's primary market area was adversely impacted by superstorm Sandy. The storm disrupted operations for many businesses in the area and caused substantial property damage in our lending area. In response to the storm, the Company waived late fees and provided payment deferrals to borrowers impacted by the storm. The Company has evaluated the impact of the storm relative to the adequacy of the allowance for loan losses. Based on the Company's evaluation, there were no loan charge-offs or specific losses identified to date. For further discussion of the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Furthermore, as an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,			Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2010	2009	2009	2008
	(Dollars in thousands)
Allowance balance (beginning of period)	$117,242	90,931	55,052	46,608	13,565	6,951
Provision for loan losses	65,000	75,500	66,500	23,425	29,025	6,646
Charge-offs:
Residential mortgage loans:	20,180	9,304	6,432	1,591	14	18
Multi-family loans	9,058	363	829	—	—	—
Commercial loans	479	7,637	98	—	—	—
Construction loans	13,227	30,548	23,160	13,411	—	—
Commercial & industrial loans	99	1,621	269	—	—	—
Consumer and other loans	1,107	714	41	23	11	15
Total charge-offs	44,150	50,187	30,829	15,025	25	33
Recoveries:
Residential mortgage loans:	593	388	124	44	—	—
Multi-family loans	—	19	—	—	—	—
Commercial loans	43	—	—	—	—	—
Construction loans	3,387	576	83	—	—	—
Commercial & industrial loans	23	13	—	—	—	—
Consumer and other loans	34	2	1	—	—	1
Total recoveries	4,080	998	208	44	—	1
Net charge-offs	(40,070)	(49,189)	(30,621)	(14,981)	(25)	(32)
Allowance acquired in acquisition	—	—	—	—	4,043	—
Allowance balance (end of period)	$142,172	117,242	90,931	55,052	46,608	13,565
Total loans outstanding	$10,438,471	8,895,066	7,994,859	6,652,127	6,171,716	4,663,713
Average loans outstanding	$9,271,550	8,461,031	7,197,608	6,370,350	5,482,009	4,043,398
Allowance for loan losses as a percent of total loans outstanding	1.36%	1.32%	1.14%	0.83%	0.76%	0.29%
Net loans charged off as a percent of average loans outstanding	0.43%	0.58%	0.43%	0.24%	—	—
Allowance for loan losses to non-performing loans	117.92%	76.79%	54.81%	45.80%	38.30%	70.03%

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

	December 31,								June 30,
	2012		2011		2010		2009		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
				(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$45,369	46.35%	$32,447	56.59%	$20,489	61.78%	$13,741	71.76%	$10,841	76.30%
Multi-family	29,853	28.70%	13,863	20.42%	10,454	14.53%	3,227	9.21%	1,518	7.82%
Commercial real estate	33,347	18.89%	30,947	15.95%	16,432	15.33%	10,208	10.97%	6,223	7.02%
Construction loans	16,062	2.15%	22,839	3.12%	34,669	4.35%	25,194	5.03%	23,437	5.62%
Commercial and industrial	4,094	1.62%	3,677	1.20%	2,189	0.76%	558	0.35%	351	0.25%
Consumer and other loans	2,086	2.29%	1,335	2.72%	866	3.25%	510	2.68%	459	2.99%
Unallocated	11,361		12,134		5,832		1,614		3,779
Total allowance	$142,172	100.00%	$117,242	100.00%	$90,931	100.00%	$55,052	100.00%	$46,608	100.00%

	June 30,
	2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$4,585	85.97%
Multi-family and commercial	1,677	4.83%
Construction loans	4,836	5.58%
Consumer and other loans	254	3.62%
Unallocated	2,213
Total allowance	$13,565	100.00%
Security Investments
The Board of Directors has adopted our Investment Policy. This policy determines the types of securities in which we may invest. The Investment Policy is reviewed annually by management and changes to the policy are recommended to and subject to approval by the Board of Directors. The Board of Directors delegates operational responsibility for the implementation of the Investment Policy to the Asset Liability Committee, which is primarily comprised of senior officers. While general investment strategies are developed by the Asset Liability Committee, the execution of specific actions rests primarily with our Chief Financial Officer. He is responsible for ensuring the guidelines and requirements included in the Investment Policy are followed and all securities are considered prudent for investment. He or his designee is authorized to execute transactions that fall within the scope of the established Investment Policy. Investment transactions are reviewed and ratified by the Board of Directors at their regularly scheduled meetings.
Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, Investors Bancorp may invest in equity securities subject to certain limitations.
The Investment Policy requires that securities transactions be conducted in a safe and sound manner. Purchase and sale decisions are based upon a thorough pre-purchase analysis of each security to determine it conforms to our overall asset/liability management objectives. The analysis must consider its effect on our risk-based capital measurement, prospects for yield and/or appreciation and other risk factors.
At December 31, 2012, our securities portfolio totaled $1.57 billion representing 12.3% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2012, $179.9 million of our securities were classified as held-to-maturity and reported at amortized cost and $1.39 billion were classified as available-for-sale and reported at fair value.
Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2012, agency-issued mortgage-backed securities including CMOs, totaled $1.51 billion, or 96.3%, of our total securities portfolio.
Mortgage-backed pass through securities are created by pooling mortgages and issuing a security with an interest rate less than the interest rate on the underlying mortgages. Mortgage-backed pass through securities represent a participation interest in a pool of single-family or multi-family mortgages. As loan payments are made by the borrowers, the principal and interest portion of the payment is passed through to the investor as received. CMOs are also backed by mortgages; however, they differ from mortgage-backed pass through securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments which depends on the proposed average life for each class is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a payment analysis before purchasing these securities. We primarily invest in CMO classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of three to five years with no change in market interest rates. The issuers of such securities, as noted above, pool and sell participation interests in security form to investors such as Investors Bank and guarantee the payment of principal and interest. Mortgage-backed securities and CMOs generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.
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
Our mortgage-backed securities portfolio had a weighted average yield of 2.44% at December 31, 2012. The estimated fair value of our mortgage-backed securities at December 31, 2012 was $1.52 billion, which is $32.1 million greater than the amortized cost of $1.48 billion.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies at the time of purchase. Our non-agency mortgage-backed securities are not guaranteed by GSE entities and complied with the investment and credit standards set forth in the investment policy of the Company at the time of purchase. During the year ended December 31, 2012, the Company sold all its non-agency or privately originated mortgage backed securities.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligation. The interest rates on these securities reset quarterly in relation to the 3 month Libor rate. These securities have been classified in the held to maturity portfolio since their purchase and the Company has no intent to sell these securities until maturity.
At December 31, 2012, the portfolio consisted of 36 securities with an amortized cost of $29.5 million and a fair value of $39.3 million and all but two are rated below investment grade. The two investment grades have an amortized cost of $2.9 million with fair value of $5.4 million. For December 31, 2012, we engaged an independent valuation firm to value our TruPS portfolio and prepare our other-than temporary impairment, or OTTI, analysis. The valuation firm assisted us in evaluating the credit and performance for each remaining issuer to derive probabilities and assumptions for default, recovery and prepayment/amortization for the expected cashflows for each security. At December 31, 2012, management deemed that there was no deterioration in projected discounted cashflows since the prior period for each of its TruPS and did not recognize an OTTI charge for the year ended December 31, 2012. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.
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

Government Sponsored Enterprises. At December 31, 2012, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $3.2 million representing less than 1.0% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio; they are held for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.
Marketable Equity Securities. At December 31, 2012, we had $4.2 million in equity securities representing less than 1.0% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.
Municipal Bonds.  At December 31, 2012, we had $21.2 million of municipal bonds which represent 1.4% of our total securities portfolio. These bonds are comprised of $15.4 million in short-term Bond Anticipation or Tax Anticipation notes and $5.7 million of longer term New Jersey Revenue Bonds. These purchases were made to diversify the securities portfolio and are designated as held to maturity.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated

	At December 31,
	2012		2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$3,306	4,161	1,941	1,965	2,025	2,232
GSE debt securities	3,038	3,035	—	—	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	660,095	667,517	389,295	395,482	248,403	248,335
Federal National Mortgage Association	689,587	706,128	557,746	567,918	306,745	308,957
Government National Mortgage Association	4,414	4,487	7,212	7,313	9,202	9,445
Non-agency securities	—	—	10,782	11,037	34,640	33,764
Total mortgage-backed securities available for sale	1,354,096	1,378,132	965,035	981,750	598,990	600,501
Total securities available-for-sale	$1,360,440	1,385,328	966,976	983,715	601,015	602,733
Held-to-maturity:
Debt securities:
Government Sponsored Enterprises	$147	149	174	175	15,200	15,446
Municipal bonds	21,156	22,294	18,001	18,847	13,951	13,907
Corporate and other debt securities	29,503	39,295	25,511	36,706	23,552	41,289
	50,806	61,738	43,686	55,728	52,703	70,642
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	63,033	66,223	112,540	117,397	210,544	218,230
Government National Mortgage Association	—	—	1,382	1,585	3,243	3,530
Federal National Mortgage Association	64,278	69,121	103,823	110,587	166,251	175,456
Federal housing authorities	1,805	1,811	2,077	2,137	2,324	2,476
Non-agency securities	—	—	24,163	24,426	43,471	43,889
Total mortgage-backed securities held-to-maturity	129,116	137,155	243,985	256,132	425,833	443,581
Total securities held-to-maturity	$179,922	198,893	287,671	311,860	478,536	514,233
Total securities	$1,540,362	1,584,221	1,254,647	1,295,575	1,079,551	1,116,956

At December 31, 2012, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—	$—	—	$—	—	$3,306	—	$3,306	$4,161	—%
Debt Securities
Government sponsored enterprises	—	—	3,038	0.11%	—	—	—	—	3,038	3,035	0.11%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation			5,706	3.50%	41,443	2.77%	612,946	1.99%	660,095	667,517	2.05%
Government National Mortgage Association	—	—%	—	—%	—	—%	4,414	3.28%	4,414	4,487	3.28%
Federal National Mortgage Association	853	8.01%	—	—%	162,441	2.72%	526,293	2.38%	689,587	706,128	2.46%
Total mortgage-backed securities	853	8.01%	5,706	3.50%	203,884	2.73%	1,143,653	2.16%	1,354,096	1,378,132	2.26%
Total securities available-for- sale	$853	8.01%	$8,744	3.61%	$203,884	2.73%	$1,146,959	2.15%	$1,360,440	$1,385,328	2.25%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—%	$—	—%	$147	1.25%	$—	—%	$147	$149	1.25%
Municipal bonds	15,421	1.42%	585	8.07%	20	7.17%	5,130	9.08%	21,156	22,294	3.46%
Corporate and other debt securities	—	—%	—	—%	—	—%	29,503	1.42%	29,503	39,295	1.42%
	15,421	1.42%	585	8.07%	167	1.96%	34,633	2.56%	50,806	61,738	2.27%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—%	4,045	7.57%	27,871	4.07%	31,117	3.51%	63,033	66,223	4.02%
Federal National Mortgage Association		—%	8,891	3.65%	24,062	4.30%	31,325	4.78%	64,278	69,121	4.44%
Federal and state housing authorities	1,262	8.88%	543	8.90%	—	—%	—	—%	1,805	1,811	8.88%
Total mortgage-backed securities	1,262	8.88%	13,479	5.04%	51,933	4.18%	62,442	4.15%	129,116	137,155	4.30%
Total securities held-to-maturity	$16,683	1.98%	$14,064	5.16%	$52,100	4.17%	$97,075	3.58%	$179,922	$198,893	3.67%

Sources of Funds
General. Deposits, primarily certificates of deposit, had traditionally been the primary source of funds used for our lending and investment activities. Our strategy is to increase core deposit growth to fund these activities. In addition, we use a significant amount of borrowings, primarily advances from the Federal Home Loan Bank of New York (“FHLB”); to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, repurchase agreements, brokered certificates of deposit, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits. At December 31, 2012, we held $8.77 billion in total deposits, representing 75.2% of our total liabilities. In recent years, we have focused on changing the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits (savings, checking and money market accounts). The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At December 31, 2012, we held $5.80 billion in core deposits, representing 66.2% of total deposits. This is an increase of $1.78 billion, or 44.3%, when compared to December 31, 2011, when our core deposits were $4.02 billion. At December 31, 2012, $2.97 billion, or 33.8%, of our total deposit balances were certificates of deposit, which included $189.5 million of brokered deposits. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting deposits from municipalities and commercial and industrial “C&I” businesses which operate in our marketplace.
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
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2012			2011			2010
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Savings	$1,718,199	19.59%	0.37%	$1,270,197	17.25%	0.64%	$1,135,091	16.75%	0.93%
Checking accounts	2,498,829	28.50	0.21	1,633,703	22.19	0.32	1,367,282	20.18	0.37
Money market deposits	1,585,865	18.09	0.37	1,116,205	15.16	0.67	832,514	12.29	0.81
Total transaction accounts	5,802,893	66.18	0.30	4,020,105	54.60	0.52	3,334,887	49.22	0.65
Certificates of deposit	2,965,964	33.82	1.19	3,341,898	45.40	1.57	3,440,043	50.78	1.78
Total deposits	$8,768,857	100.00%	0.60%	$7,362,003	100.00%	1.00%	$6,774,930	100.00%	1.22%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2012	2011	2010
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$519,170	100,109	7,020
0.26% - 0.50%	433,877	266,036	279,020
0.51% - 1.00%	608,847	884,484	567,794
1.01% - 2.00%	859,952	1,146,716	1,448,608
2.01% - 3.00%	403,884	673,500	761,654
Over 3.00%	140,234	271,053	375,947
Total	$2,965,964	3,341,898	3,440,043
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2012.

	With in Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$225,729	141,896	101,095	19,194	5	31,251	519,170
0.26% - 0.50%	94,293	98,071	149,449	89,644	2,420	—	433,877
0.51% - 1.00%	151,205	59,241	111,234	257,861	22,094	7,212	608,847
1.01% - 2.00%	114,312	99,137	206,298	119,071	115,002	206,132	859,952
2.01% - 3.00%	16,325	15,107	11,946	24,578	70,162	265,766	403,884
Over 3.00%	5,252	6,647	25,468	75,653	16,290	10,924	140,234
Total	$607,116	420,099	605,490	586,001	225,973	521,285	2,965,964
The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2012.

At December 31, 2012
(In thousands)
Three months or less	$251,560
Over three months through six months	156,337
Over six months through one year	232,710
Over one year	658,726
Total	$1,299,333

Borrowings. We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non residential mortgage portfolios as well as qualified investment securities. The following table sets forth information concerning balances and interest rates on our advances from the FHLB and other financial instruments at the dates and for the periods indicated.

	At or for the Year Ended December 31,				At or for the Six Months Ended December 31,	At or for the Year Ended June 30,
	2012	2011	2010	2009	2009	2009
	(Dollars in thousands)
Balance at end of period	$2,650,652	$2,005,486	$1,326,514	$850,542	$850,542	$870,555
Average balance during period	2,068,006	1,793,958	1,168,808	861,388	819,585	989,855
Maximum outstanding at any month end	2,645,500	2,167,000	1,326,514	903,060	870,553	1,348,574
Weighted average interest rate at end of period	2.14%	2.68%	3.09%	3.79%	3.79%	3.66%
Average interest rate during period	2.60%	2.88%	3.53%	3.69%	3.82%	3.34%
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

	At or for the Year Ended December 31,				At or for the Six Months Ended December 31,	At or for the Year Ended June 30,
	2012	2011	2010	2009	2009	2009
	(Dollars in thousands)
Balance at end of period	$55,000	$250,000	$500,000	$750,000	$750,000	$910,000
Average balance during period	156,120	333,333	611,397	857,017	823,620	894,348
Maximum outstanding at any month end	200,000	500,000	675,000	910,000	860,000	1,085,000
Weighted average interest rate at end of period	3.94%	3.90%	4.45%	4.36%	4.36%	4.31%
Average interest rate during period	3.93%	4.26%	4.46%	4.36%	4.43%	4.43%
Subsidiary Activities
Investors Bancorp, Inc. has two direct subsidiaries: ASB Investment Corp, Investors Bank and Marathon Statutory Trust II.
Investors Bank has the following direct and indirect subsidiaries: Investors Home Mortgage, American Savings Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., MNBNY Holdings Inc. and Marathon Realty Investors Inc. In addition, Investors Bank also acquired additional subsidiaries in 2012 as a result of the Company's mergers with Brooklyn Federal Bancorp, Inc. and Marathon Banking Corporation. These subsidiaries were inactive and substantially all assets held by the subsidiaries were cash. The Company is currently in the process of liquidating and dissolving those subsidiaries.
ASB Investment Corp. ASB Investment Corp. is a New Jersey corporation, which was organized in June 2003 for the purpose of selling insurance and investment products, including annuities, to customers and the general public through a third party networking arrangement. This subsidiary was obtained in the acquisition of American Bancorp in May 2009. This subsidiary is currently inactive.

Investors Mortgage Company. Investors Mortgage Company is a New Jersey limited liability company that was formed in 2001 for the purpose of originating loans for sale to both Investors Bank and third parties. During 2011, in conjunction with the rebranding of the Investors Bank, this subsidiary changed the name that it does business as from ISB Mortgage Company to Investors Home Mortgage. Investors Home Mortgage has served as Investors Bank’s retail lending production arm throughout the branch network. Investors Home Mortgage sells all loans that it originates either to Investors Bank or third parties.

American Savings Investment Corp. American Savings Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in stocks, bonds, notes and all types of equity, mortgages, debentures and other investment securities. This subsidiary was obtained in the acquisition of American Bancorp in May 2009.
Investors Commercial, Inc. Investors Commercial, Inc. is a New Jersey corporation that was formed in 2010 as an operating subsidiary of Investors Bank. The primary purpose of this subsidiary is to originate and purchase residential mortgage loans, commercial real estate and multi-family mortgage loans.
Investors Financial Group, Inc. Investors Financial Group, Inc. is a New Jersey corporation that was formed in 2011 as an operating subsidiary of the Bank. The primary purpose of the this subsidiary is to process sales of non-deposit investment products through third party service providers to customers and consumers as may be referred by Investors Bank.

Marathon Realty Investors Inc.  Marathon Realty Investors Inc. is a real estate investment trust (“REIT”) and a New York corporation. This subsidiary was acquired in the merger with Marathon Banking Corporation in October 2012. At December 31, 2012, Marathon Realty Investors Inc. had $274.3 million in assets. Marathon Realty Investors Inc. is taxed and operates in a manner that enables it to qualify, as a REIT under the Internal Revenue Code of 1986, as amended. As a result of this election, Marathon Realty Investors Inc. is not taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met.

MNBNY Holdings, Inc.  MNBNY Holdings, Inc. is a New York corporation, which is the 100% owner of Marathon Realty Investors Inc.
Investors Bank has three additional subsidiaries which are inactive. The subsidiaries are My Way Development, LLC, Investors Financial Services, Inc., and Investors REO, Inc.
Personnel
As of December 31, 2012, we had 1,175 full-time employees and 44 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Certain provisions of the Dodd-Frank Act are expected to have an impact on Investors Bank and Investors Bancorp, Inc. For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations that are identified in the Dodd-Frank Act that were previously assigned to prudential regulators, and will have authority to impose new requirements. Since Investors Bank has assets exceeding $10 billion, Investors Bank, will be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, the Consumer Financial Protection Bureau, instead of its prudential federal banking regulator, which has such authority over institutions with assets of less than $10 billion.
In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of tougher consolidated capital requirements on holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, imposes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Investors Bank and Investors Bancorp, Inc.
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
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Investors Bank’s Total capital, Tier 1 risk-based capital, and Total risk-based capital ratios as of December 31, 2012:

	As of December 31, 2012 (1)
	Capital	Percent of Assets
	(Dollars in thousands)
Total risk-based capital	$1,021,674	11.24%
Tier 1 risk-based capital	$907,654	9.98%
Total capital	$907,654	7.59%

(1)
For purposes of calculating Total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2012, Investors Bank was considered “well capitalized” under FDIC guidelines.
On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the proposed rules would establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules would limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies subsequently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.
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
Investors Bank, as a member of the FHLB of New York is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Bank, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Bank. The activity-based stock purchase requirement for Investors Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2012, the amount of FHLB stock held by us satisfies these requirements.
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
The recently proposed rules that would increase regulatory capital standards would adjust the prompt corrective action categories accordingly.
Liquidity. Investors Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations.
Deposit Insurance. Investors Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor. FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution's assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments.
The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC issued a final rule which implemented that directive effective April 1, 2011 and adjusted its assessment schedule so that it now ranges from 2.5 basis points to 45 basis points of average total assets less tangible capital. At the same time, the FDIC adopted a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as Investors Bank. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments.  However, beginning in 2011, large institutions (i.e., $10 billion more in assets) became subject to assessment based upon a  more detailed scorecard approach involving  (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed.  The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments.  In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarifies and refines its large bank assessment formula.
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
In lieu of further special assessments, the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. The pre-payment has been recorded as a prepaid expense at December 31, 2009 and has been amortized to expense over three years.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.66 basis points for each $100 in domestic deposits maintained at an institution.

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
Interagency Guidance on Nontraditional Mortgage Product Risks. On October 4, 2006, the FDIC and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower's statement as to the borrower's income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.
On June 29, 2007, the FDIC and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Statement”) to address the growing concerns facing the sub-prime mortgage market, particularly with respect to rapidly rising sub-prime default rates that may indicate borrowers do not have the ability to repay adjustable-rate sub-prime loans originated by financial institutions. In particular, the agencies express concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower's repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.
We originate and purchase interest-only loans. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. At December 31, 2012, our residential mortgage loan portfolio included approximately $384.9 million of interest- only loans.
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
An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Investors Bank received a “satisfactory” CRA rating in our most recent publicly-available federal evaluation, which was conducted by the FDIC in August 2011.
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
Federal Reserve System
The Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2012, Investors Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings banks, such as Investors Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” Investors Bank is deemed by the Federal Reserve Board to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of an institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

Holding Company Regulation
Federal Regulation. Bank holding companies, like Investors Bancorp, Inc. and Investors Bancorp, MHC, are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Bank. As of December 31, 2012, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.” The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. The Dodd-Frank Act grandfathers instruments issued prior to May 19, 2010 by mutual holding companies and all bank holding companies of less than $15 billion in assets. The previously referenced proposed rules on regulatory capital would implement the Dodd-Frank Act directive. However, the proposed rule does not mention the Dodd-Frank Act grandfather so it is uncertain whether it will be incorporated in any final rule.
Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. The Dodd-Frank Act codified the source of strength policy and requires the issuance of implementing regulations. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of an undercapitalized bank. See “— Federal Banking Regulation — Prompt Corrective Action.” If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board. In addition, Federal Reserve Board policy is that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is consistent with the company's capital needs, asset quality and overall financial condition.
As a bank holding company, Investors Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is also required for Investors Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.
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
In connection with its approval of Investors Bank's 1997 reorganization into the mutual holding company structure, the Federal Reserve Board required Investors Bancorp, MHC to agree to obtain prior Federal Reserve Board approval before it waives dividends from Investors Bancorp. Federal Reserve Board policy generally prohibits mutual holding companies from waiving the receipt of dividends. In connection with the commencement of a quarterly cash dividend in September 2012, Investors Bancorp, MHC requested, but did not obtain, approval from the Federal Reserve Board to waive its receipt of cash dividends from Investors Bancorp. Accordingly, dividends by Investors Bancorp have been paid on all shares of its common stock, including shares owned by Investors Bancorp, MHC.
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
Conversion of Investors Bancorp, MHC to Stock Form. Investors Bancorp, MHC is permitted to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when a Conversion Transaction will occur. In a Conversion Transaction, Investors Bancorp, MHC's corporate existence would end, and certain depositors of Investors Bank would receive the right to subscribe for additional shares of the common stock of Investors Bancorp (in the alternative, a new holding company could be formed and depositors and the public would receive the right to purchase shares in the new holding company). In a Conversion Transaction, additional shares of Common Stock will be issued to stockholders other than Investors Bancorp, MHC (“Minority Stockholders”) through a stock split that would result in Minority Stockholders owning the same percentage of common stock after the issuance of new shares in the Conversion Transaction as they owned in Investors Bancorp immediately before the Conversion Transaction (in the alternative, the Conversion Transaction could involve a new holding company and an exchange of stock by Minority Stockholders), subject to any adjustment required by regulation or regulatory policy, including adjustments with respect to assets (other than shares of common stock of Investors Bancorp) held by Investors Bancorp, such as cash received from the prior payment dividends.
Since the 1997 mutual holding company reorganization and the 2005 initial public offering, additional shares of Investors Bancorp common stock have been issued to Investors Bancorp, MHC, in connection with the June 2008 acquisition of Summit Federal Savings Bank (1,744,592 shares) and the 2012 acquisition of BFSB (551,862 shares), which issuances increased Investors Bancorp, MHC's ownership interest in Investors Bancorp, Inc.
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
TAXATION
Federal Taxation
General. The Company and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Company and its subsidiaries file a consolidated federal income tax return. The Company's federal tax returns are not currently under audit, nor have they been audited within the past five years. A review of an acquired entities carryback claim is currently being performed. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or its subsidiaries.
Method of Accounting. For federal income tax purposes, Investors Bancorp, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Investors Bank was subject to special provisions in the tax law regarding allowable bad debt tax deductions and related reserves. Tax law changes were enacted in 1996 pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), which eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after 1987. Investors Bank has fully recaptured its post-1987 reserve balance. Currently, Investors Bank uses the specific charge off method to account for bad debt deductions for income tax purposes.
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2012, our total federal pre-base year reserve was approximately $42.3 million.
Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. Investors Bancorp, Inc. and its subsidiaries have not been subject to the AMT and have no such amounts available as credits for carryover.
Net Operating Loss CarryOvers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 2012, the Company had a $4.6 million carryback claim.
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

State Taxation
New Jersey State Taxation. The Company and its subsidiaries file separate New Jersey corporate business tax returns on an unconsolidated basis. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. The Company and its subsidiaries are not currently under audit with respect to their New Jersey income tax returns nor have they been audited within the past five years.
For tax years beginning after June 30, 2006, New Jersey savings banks, including Investors Bank, are subject to a 9% corporate business tax (“CBT”). For tax years beginning before June 30, 2006, New Jersey savings banks, including Investors Bank, paid the greater of a 9% CBT or an Alternative Minimum Assessment (“AMA”). As of July 1, 2007, there was no longer a New Jersey AMA. The AMA paid in prior years in excess of the CBT is creditable against the CBT in future years limited to an amount such that the tax is not reduced by more than 50% of the tax otherwise due and other statutory minimums. At December 31, 2011, the Company had fully utilized all of its AMA credits.
Investors Bancorp, Inc. is required to file a New Jersey income tax return and will generally be subject to a state income tax at a 9% rate. If Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%. Investors Bancorp, Inc. currently meets the eligibility requirements and therefore elects to be taxed as a New Jersey Investment Company.
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
New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on the combined net income allocable to New York State at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, Investors Bank is subject to the metropolitan transportation business tax surcharge ("MTA surcharge") allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for banking corporations is 17% of a recomputed New York State franchise tax, calculated using a 9% tax rate on allocated entire net income. An audit of an acquired entity is currently being performed.
New York City Taxation. Investors Bank is also subject to the New York City combined tax for banking corporations calculated on a similar basis as the New York State franchise tax, subject to a New York City income and expense allocation. A significant portion of Investors Bank’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Investors Bank. An audit of an acquired entity is currently being performed.
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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2012, the fair value of our total securities portfolio was $1.58 billion. Unrealized net losses on securities-available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2012, in the event of a 200 basis point increase in interest rates, whereby rates ramp up evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience an 6.6% or $25.6 million decrease in net interest income.
Because We Intend to Continue to Increase Our Commercial Originations, Our Lending Risk Will Increase.
At December 31, 2012, our portfolio of commercial real estate, multi-family, construction and C&I loans totaled $5.36 billion, or 51.4% of our total loans. We intend to increase our originations of commercial real estate, multi-family, construction and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. As the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. We anticipate that several of our borrowers will have more than one commercial real estate loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.
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
During the past four years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates until at least late 2014. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our profitability.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses of $142.2 million was 1.36% of total loans and 117.92% of non-performing loans at December 31, 2012.
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
Growing By Acquisition Entails Integration and Certain Other Risks.
The Company completed the acquisition of Brooklyn Federal Bancorp on January 6, 2012 and successfully integrated the systems during the first quarter of 2012. Marathon Banking Corporation was acquired on October 15, 2012 and the systems were successfully integrated in January 2013. In December 2012 the company announced entering into an agreement to acquire Roma Financial Corporation which is expected to close in the second quarter of 2013, subject to regulatory and shareholder approval. Failure to successfully integrate systems upon the completion of an acquisition could have a material impact on the operations of Investors Bank.
Future Acquisition Activity Could Dilute Book Value.
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
We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the New Jersey Department of Banking and Insurance, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a bank holding company, Investors Bancorp, Inc. is subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets and the adequacy of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Investors Bank, Investors Bancorp, Inc., and our operations.

The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability.

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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets, such as Investors Bank. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
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
The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

On June 7, 2012, the Federal Reserve Board issued proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The Federal Deposit Insurance Corporation subsequently issued these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that the proposed rules would not become effective on January 1, 2013, and it is not clear when the proposed rules will become effective.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating these ratios. The proposed new minimum capital requirements would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied. In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.
The U.S. Economy Continues to Struggle. A Continuation or Further Deterioration Will Have An Adverse Effect On Our Operations.
Both nationally and in the State of New Jersey we are experiencing an environment which is having an impact on the prices of real estate and related assets. The residential and commercial real estate sectors have been adversely affected by weakening economic conditions and may negatively impact our loan portfolio. Total non-accrual loans decreased to $120.6 million at December 31, 2012 from $142.2 million at December 31, 2011, and total non-performing assets as a percentage of total assets decreased to 1.14% at December 31, 2012 as compared to 1.48% at December 31, 2011. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations.
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
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

As a “large institution” within the meaning of FDIC regulations (i.e., greater than $10 billion in assets), Investors Bank's deposit insurance premium is determined differently than smaller banks.  Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments.  However, beginning in 2011, large institutions became subject to assessment based upon a  more detailed scorecard approach involving  (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments.   In October 2012, the FDIC issued a final rule, effective Marcy 1, 2013, which clarifies and refines its large bank assessment formula.  Since the large institution assessment procedure is still relatively known, the long term effect on Investors Bank's deposit insurance assessment is not yet known.
In 2009, the Federal Deposit Insurance Corporation also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We made a payment of $35.9 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded the payment as a prepaid expense. At December 31, 2012, we had a remaining $8.7 million of prepaid expense.
We may Eliminate Dividends on Our Common Stock.
On September 28, 2012, we declared our first quarterly cash dividend and followed it up on January 31, 2013 with our second quarterly cash dividend. Although we have begun paying quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in cash dividends paid on our common stock. Moreover, we are required to pay the dividend to Investors Bancorp, MHC, rather than waive the dividend, which could also impact any board determination as to whether and in what amount a dividend will be paid.
Investors Bancorp, MHC Exercises Voting Control Over Investors Bancorp; Public Stockholders Own a Minority Interest.
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

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Severe Weather, Acts of Terrorism and Other External Events Could Impact Our Ability to Conduct Business.

Recent weather-related events have adversely impacted our market area, especially areas located near coastal waters and flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems and the metropolitan New York area and Northern New Jersey remain central targets for potential acts of terrorism. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
At December 31, 2012, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 101 full-service branch offices located in the New Jersey counties of Bergen, Burlington, Essex, Hudson, Hunterdon, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties.  Within the last two years, we have expanded our branch locations to include the New York communities of Nassau, Queens, Kings, Richmond, New York and Suffolk counties. In addition, the Company has a commercial real estate loan production office in Manhattan, New York and an operation center in Iselin, New Jersey.

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

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 20, 2013 was approximately 10,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Select Market.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	High	Low	High	Low
First Quarter	$15.50	$13.61	$14.91	$13.07
Second Quarter	15.44	14.42	15.07	13.74
Third Quarter	18.28	15.04	14.63	12.22
Fourth Quarter	18.71	15.84	14.39	12.11
Investors Bancorp, Inc. declared its first quarterly dividend of $0.05 per share on September 28, 2012, which was paid on November 1, 2012 to stockholders of record as of October 15, 2012. On January 31, 2013, the Company declared its second cash dividend of $0.05 per share to stockholders of record as of February 11, 2013, which was paid on February 25, 2013. There were no dividends paid during the year ended December 31, 2011.
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
In the future, dividends from Investors Bancorp, Inc. may depend, in part, upon the receipt of dividends from Investors Bank, because Investors Bancorp, Inc. has no source of income other than earnings from the investment of net proceeds retained from the sale of shares of common stock, investment income, and interest earned on it's loan to the employee stock ownership plan. Under New Jersey law, Investors Bank may not pay a cash dividend unless, after the payment of such dividend, its capital stock will not be impaired and either it will have a statutory surplus of not less than 50% of its capital stock, or the payment of such dividend will not reduce its statutory surplus.
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning December 31,2008 through December 31, 2012, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Investors Bancorp, Inc.
Total Return Performance
Index Value
140.0
120.0
100.0
80.0
60.0
40.0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Investors Bancorp, Inc.
SNL Bank and Thrift Index
SNL Thrift Index

Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Investors Bancorp, Inc.	100.00	94.98	77.37	92.79	95.33	126.08
SNL U.S. Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14
SNL U.S. Thrift	100.00	63.64	59.35	62.01	52.17	63.45
Source: SNL Financial LC, Charlottesville, VA
The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2012 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased(1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	—	$—	—	2,194,239
November 1, 2012 through November 30, 2012	—	—	—	2,194,239
December 1, 2012 through December 31, 2012	5,979	16.29	5,979	2,188,260
Total	5,979		5,979

(1)
On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,188,260 shares yet to be purchased as of December 31, 2012.

Equity Compensation Plan Information
The information set forth in Item 12 of Part III of this Annual Report under the heading “Equity Compensation Plan Information” is incorporated by reference herein.

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

	At December 31,				At June 30,
	2012	2011	2010	2009	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$12,722,574	$10,701,585	$9,602,131	$8,357,816	$8,136,432
Loans receivable, net	10,306,786	8,794,211	7,917,705	6,615,459	6,143,169
Loans held-for-sale	28,233	18,847	35,054	27,043	61,691
Securities held to maturity, net	179,922	287,671	478,536	717,441	846,043
Securities available for sale, at estimated fair value	1,385,328	983,715	602,733	471,243	355,016
Bank owned life insurance	113,941	112,990	117,039	114,542	113,191
Deposits	8,768,857	7,362,003	6,774,930	5,840,643	5,505,747
Borrowed funds	2,705,652	2,255,486	1,826,514	1,600,542	1,730,555
Stockholders’ equity	1,066,817	967,440	901,279	850,213	819,283

	Year Ended December 31,				Six Months Ended December 31,	Year Ended June 30,
	2012	2011	2010	2009	2009	2009(1)
	(In thousands)
Selected Operating Data:
Interest and dividend income	$496,189	$473,572	$428,703	$384,385	$198,272	$368,060
Interest expense	123,444	144,488	159,293	192,096	90,471	201,924
Net interest income	372,745	329,084	269,410	192,289	107,801	166,136
Provision for loan losses	65,000	75,500	66,500	39,450	23,425	29,025
Net interest income after provision for loan losses	307,745	253,584	202,910	152,839	84,376	137,111
Non-interest income (loss)	44,112	29,170	26,525	14,835	9,007	(148,430)
Non-interest expenses	207,007	157,587	130,813	109,118	56,500	97,799
Income (loss) before income tax expense (benefit)	144,850	125,167	98,622	58,556	36,883	(109,118)
Income tax expense (benefit)	56,083	46,281	36,603	23,444	14,321	(44,200)
Net income (loss)	$88,767	$78,886	$62,019	$35,112	$22,562	$(64,918)
Earnings (loss) per share — basic	$0.83	$0.73	$0.57	$0.33	$0.21	$(0.62)
Earnings (loss) per share — diluted	$0.82	$0.73	$0.56	$0.33	$0.21	$(0.62)

(1)	June 30, 2009 year end results reflect a $158.0 million pre-tax OTTI charge related to investments in trust preferred securities.

	At or for the Year Ended December 31,				At or for the Six Months Ended December 31,	At or for the Year Ended June 30,
	2012	2011	2010	2009	2009	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return (loss) on assets (ratio of net income or loss to average total assets)	0.77%	0.78%	0.70%	0.45%	0.55%	(0.90)%	0.27%
Return (loss) on equity (ratio of net income or loss to average equity)	8.68%	8.43%	6.95%	4.40%	5.46%	(8.14)%	1.92%
Net interest rate spread(1)	3.26%	3.22%	2.97%	2.28%	2.49%	2.06%	1.28%
Net interest margin(2)	3.40%	3.39%	3.17%	2.53%	2.72%	2.38%	1.81%
Efficiency ratio(3)	49.66%	43.68%	44.20%	52.68%	48.37%	552.35%	71.81%
Efficiency ratio - Adjusted (4)	46.47%	43.68%	44.20%	50.60%	48.33%	54.39%	71.55%
Non-interest expenses to average total assets	1.81%	1.54%	1.47%	1.38%	1.37%	1.35%	1.35%
Average interest-earning assets to average interest-bearing liabilities	1.13X	1.11x	1.10x	1.10x	1.10x	1.11x	1.15x
Asset Quality Ratios:
Non-performing assets to total assets	1.14%	1.48%	1.74%	1.44%	1.44%	1.50%	0.30%
Non-accrual loans to total loans	1.16%	1.60%	2.08%	1.81%	1.81%	1.97%	0.42%
Allowance for loan losses to non-performing loans	117.92%	76.79%	54.81%	45.80%	45.80%	38.30%	70.03%
Allowance for loan losses to total loans	1.36%	1.32%	1.14%	0.83%	0.83%	0.76%	0.29%
Capital Ratios:
Total-based capital (to risk-weighted assets)(5)	11.24%	12.91%	13.75%	15.78%	15.78%	16.88%	21.77%
Tier I risk-based capital (to risk-weighted assets)(5)	9.98%	11.65%	12.50%	14.70%	14.70%	15.86%	21.37%
Total capital (to average assets)(5)	7.59%	8.21%	8.56%	9.03%	9.03%	9.52%	11.93%
Equity to total assets	8.39%	9.04%	9.39%	10.17%	10.17%	10.07%	12.91%
Average equity to average assets	8.92%	9.26%	10.02%	10.11%	9.99%	11.05%	13.94%
Book value per common share	$9.81	$8.98	$8.23	$7.67	$7.67	$7.38	$7.87
Other Data:
Number of full service offices	101	81	82	65	65	58	52
Full time equivalent employees	1,193	959	869	704	704	647	537

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
Excludes pre tax acquisition charges related to Marathon and BFSB of $13.3 million for the year ended December 31, 2012, OTTI of $1.4 million and $91,000 for the year and six months ended December 31, 2009, respectively, and $158.5 million and $409,000 for the years ended June 30, 2009 and 2008, respectively. Also excludes FDIC special assessment of $3.6 million for the years ended December 31, 2009 and June 30, 2009.

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
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits and borrowed funds. Net interest income is affected by the shape of the market yield curve, the timing of the placement and the re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
The Company's net interest spread and net interest margin remained fairly stable during the year ended December 31, 2012 as interest rates remained at low levels which decreased the yields on interest earning assets however the Company was able to offset this with lower funding costs. Net interest margin expanded to 3.40% for the year ended 2012 compared to 3.39% for the year ended 2011 while our net interest rate spread expanded to 3.26% for the year ended 2012 compared to 3.22 % for the year ended 2011.
The Company's results of operations are also significantly affected by general economic conditions. The national and regional unemployment rates remain at elevated levels. This factor coupled with the weakness in the housing and real estate markets have resulted in the Company recognizing elevated credit costs on the loan portfolio during the year ended December 31, 2012. In addition, in late October 2012, our lending area was significantly impacted by superstorm Sandy. The Company continues work with our borrowers affected by the storm and has recorded loan loss provisions for potential losses which may result from this storm. Despite these conditions our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards as well as our diligence in resolving our troubled loans.
We continue to actively look for opportunities to enhance shareholder value. During 2012, we successfully completed two bank acquisitions which increased our market presence in New York and complements our New York City loan production office. In January 2012, we acquired Brooklyn Federal Bancorp, Inc. with $385.9 million in deposits and which added 5 full service branches located in Brooklyn and Long Island. In October 2012, we completed the acquisition of Marathon Banking Corporation with approximately $786.7 million in assets, net of cash paid, $777.5 million in deposits, and 13 full service branches in the New York Metropolitan area. In addition to the acquisitions we completed in 2012, on December 21, 2012, the Company announced the signing of a definitive merger agreement to acquire Roma Financial Corporation, a federally chartered mutual holding company with approximately $1.84 billion in assets, $1.49 billion in deposits and twenty six full-service branches in Burlington, Ocean, Mercer Camden, and Middlesex counties, New Jersey. This proposed acquisition will enhance our market area in New Jersey and result in Investors having the largest New Jersey deposit share of all banks headquartered in the state.
Our loan production of commercial loans, mainly multi-family and commercial real estate loans, from our New York City loan production office and our New Jersey lending teams, continued to be strong during the year. This along with the acquisition of Marathon Banking Corporation increased our commercial loans to $5.36 billion at December 31, 2012 from $3.62 billion at December 31, 2011, an increase of 26.5%. In order to continue to diversify our loan portfolio, our intention is to increase Commercial and Industrial lending.
One of our primary objectives has been to increase deposits, particularly core deposits. During the year ended December 31, 2012, total deposits increased by $1.41 billion, or 19.1% to 8.77 billion. Core deposits (checking, money market and saving accounts) increased 44.3%, or $1.78 billion, while certificates of deposits decreased $375.9 million, or 11.3%. This change in deposit mix resulted in an increased core deposit to total deposit ratio of 66.2%. At December 31, 2012, our borrowed funds totaled $2.71 billion or 21.3% of assets.

We believe, with our strong capital and liquidity position we can continue to grow organically or through bank or branch acquisitions that are not dilutive to tangible stockholders' equity.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial real estate loans with an outstanding balance greater than $1.0 million if management has specific information of a collateral shortfall. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and result in an increase in yield on a prospective basis.
On a quarterly basis, management's Allowance for Loan Loss Committee reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a recommendation of a specific allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. This appraised value is then reduced to reflect estimated liquidation expenses.
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

Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, construction loans, business lending, home equity loans and home equity lines of credit. These activities resulted in a loan concentration in residential mortgages, as well as a concentration of loans secured by real property located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, construction and multi-family loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers and its loan workout department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
For homogeneous residential mortgage loans, the Company's policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every two years if the loan remains in non-performing status and the foreclosure process has not been completed. Management adjusts the appraised value of residential loans to reflect estimated selling costs and estimated declines in the real estate market, taking into consideration the estimated length of time to complete the foreclosure process.
In determining the allowance for loan losses, management believes the potential for outdated appraisals has been mitigated for impaired loans and other non-performing loans. As described above, the loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continued decline in the general economy, and a further decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining amortized cost basis, the Company has the ability to sell the securities. Our held-to-maturity portfolio, consisting primarily of mortgage backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. Management is required to use a significant degree of judgment when the valuation of investments includes unobservable inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.
The fair values of our securities portfolio are also affected by changes in interest rates. When significant changes in interest rates occur, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover our recorded investment balance.
If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulate other comprehensive income, net of tax.
Goodwill Impairment. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified a single reporting unit.
In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2012, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
Valuation of Mortgage Servicing Rights (MSR). The initial asset recognized for originated MSR is measured at fair value. The fair value of MSR is estimated by reference to current market values of similar loans sold with servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. We apply the amortization method for measurements of our MSR. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings as a component of fees and service charges. Subsequent increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.
We assess impairment of our MSR based on the estimated fair value of those rights with any impairment recognized through a valuation allowance. The estimated fair value of the MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market's perception of future interest rate movements. The allowance is then adjusted in subsequent periods to reflect changes in the measurement of impairment. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.
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
Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds it's implied fair value.
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
Comparison of Financial Condition at December 31, 2012 and December 31, 2011
Total Assets. Total assets increased by $2.02 billion, or 18.9%, to $12.72 billion at December 31, 2012 from $10.70 billion at December 31, 2011. This increase was largely the result of net loans, including loans held for sale, increasing $1.52 billion to $10.34 billion at December 31, 2012 from $8.81 billion at December 31, 2011 and a $401.6 million increase in available for sale securities to $1.39 billion at December 31, 2012 from $983.7 million at December 31, 2011.
Net Loans. Net loans, including loans held for sale, increased by $1.52 billion, or 17.3%, to $10.34 billion at December 31, 2012 from $8.81 billion at December 31, 2011. For the year ended December 31, 2012, we originated $1.29 billion in multi-family loans, $458.8 million in commercial real estate loans, $139.8 million in commercial and industrial loans, $69.8 million in consumer and other loans and $32.2 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York. The net loans acquired from Marathon Bank and Brooklyn Federal were approximately $558.5 million and $177.5 million, respectively.
We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the year ended December 31, 2012, Investors Home Mortgage Co. originated $1.51 billion in residential mortgage loans of which $811.2 million were for sale to third party investors and $694.0 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year ended December 31, 2012, we purchased loans totaling $638.8 million from these entities. In addition, we acquired $177.5 million in loans from Brooklyn Federal and subsequently sold $49.4 million of commercial real estate loans and an additional $37.9 million of commercial real estate loans on a pass through basis to a third party.
At December 31, 2012, total loans were $10.44 billion and included $4.84 billion in residential loans, $3.00 billion in multi-family loans, $1.97 billion in commercial real estate loans, $224.8 million in construction loans, $238.9 million in consumer and other loans and $169.3 million in commercial and industrial loans.
For the year ended December 31, 2012, our provision for loan losses was $65.0 million compared to $75.5 million for the year ended December 31, 2011. For the year ended December 31, 2012, net charge-offs were $40.1 million compared to $49.2 million for the year ended December 31, 2011. Our provision for the year ended December 31, 2012 is a result of continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area; and the impact of superstorm Sandy.

Our past due loans and non-accrual loans discussed below exclude PCI loans, primarily consisting of loans recorded in the acquisition of Marathon. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by Investors.  The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans) on the dates indicated as well as certain asset quality ratios.

	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	354	$82.5	335	$81.2	328	$81.7	328	$86.1	321	$85.0
Construction	9	25.8	9	26.6	15	51.4	16	57.2	15	57.1
Multi-family	5	11.1	6	12.0	6	13.3	4	6.2	—	—
Commercial	4	0.8	1	0.8	1	1.2	2	0.4	1	0.1
Commercial and industrial	2	0.4	1	0.1	2	0.8	0	—	—	—
Total non-accrual loans	374	$120.6	352	$120.7	352	$148.4	350	$149.9	337	$142.2
Accruing troubled debt restructured loans	22	$15.8	18	$14.8	17	$8.90	15	$8.40	15	$10.5
Non-accrual loans to total loans		1.16%		1.28%		1.60%		1.64%		1.60%
Allowance for loan loss as a percent of non-performing loans		117.92%		108.79%		86.58%		82.53%		76.79%
Allowance for loan loss as a percent of total loans		1.36%		1.39%		1.38%		1.35%		1.32%
Total non-accrual loans decreased $21.6 million to $120.6 million at December 31, 2012 compared to $142.2 million at December 31, 2011 as we continue to diligently resolve our troubled loans. Excluding the loans acquired from Marathon Bank, our allowance for loan loss as a percent of total loans is 1.44%. At December 31, 2012, there were $27.7 million of loans deemed trouble debt restructuring, of which $15.8 million were accruing and $11.9 million were on non-accrual.
In addition to non-performing loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2012, the Company has 4 multi-family loans totaling $4.1 million, 10 commercial real estate loans totaling $19.5 million and 5 commercial and industrial loans totaling $3.3 million that it deems potential problems loans. Management is actively monitoring these loans.
In late October 2012, the Company's primary market area was adversely impacted by superstorm Sandy. The storm disrupted operations for many businesses in the area and caused substantial property damage in our lending area. In response to the storm, the Company waived late fees and provided payment deferrals to borrowers impacted by the storm.
Through January 31, 2013, the Company has received requests from 45 residential loan borrowers for a payment deferment. The total outstanding principal balance of this pool of loans is $20.7 million with an average loan size is $460,000 and a weighted average loan-to-value ratio of 53% based on appraised values at the time of origination or a more recent valuation, if available. All the properties were in a flood zone and the Bank requires borrowers maintain flood insurance. The Bank continues to stay in contact with these residential borrowers to monitor their ability to continue to remit their monthly payments.
The Bank has also contacted most of its commercial loan borrowers in the affected area. Through January 31, 2013, eight commercial real estate borrowers with a combined total outstanding loan balance of $17.9 million have reported losses from the storm. At December 31, 2012, two of these loans totaling $1.7 million were current; four of these loans totaling $13.8 million were 30 days delinquent and two loans totaling $2.3 million were 60 days delinquent.

Although the number of borrowers that have reached out to the Company for financial assistance has been limited, the highest impacted areas along the coastline include 493 residential mortgage loans totaling approximately $275 million in principal outstanding with a loan-to-value of 67%. This represents approximately 6% of our residential mortgage portfolio.
The Company has evaluated the impact of the storm relative to the adequacy of the allowance for loan losses. Based on the Company's evaluation, there were no loan charge-offs or specific losses identified to date. However, the ultimate amount of loan losses relating to the storm is uncertain and difficult to predict as information continues to be gathered. Due to the heightened risk associated with the population of loans identified above, the Company provided credit reserves of $5.5 million for possible credit losses related to the storm as of December 31, 2012.
The allowance for loan losses increased by $24.9 million to $142.2 million at December 31, 2012 from $117.2 million at December 31, 2011. The increase in our allowance for loan losses is due to the increased inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; and delinquent loans caused by the adverse economic conditions in our lending area and the continued growth in the multi-family and commercial real estate loan portfolios. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the impact of the deterioration of the real estate and economic environments in our lending area.
Securities. Securities, in the aggregate, increased by $293.9 million, or 23.1%, to $1.57 billion at December 31, 2012, from $1.27 billion at December 31, 2011. The increase in the portfolio was primarily due to the purchase of $760.7 million of agency issued mortgage backed securities partially offset by sales, normal pay downs or maturities during the year ended December 31, 2012.
Other Assets, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $33.7 million from $116.8 million at December 31, 2011 to $150.5 million at December 31, 2012 as a result of an increase in our level of borrowings.
Deposits. Deposits increased by $1.41 billion, or 19.1%, to $8.77 billion at December 31, 2012 from $7.36 billion at December 31, 2011. This was attributed to an increase in core deposits of $1.78 billion or 44.3%, partially offset by a $375.9 million decrease in certificates of deposit. The majority of the increase is related to acquisitions during the year in which Marathon Bank contributed $777.5 million while Brooklyn Federal contributed $385.9 million of deposits in total.
Borrowed Funds. Borrowed funds increased $450.2 million, or 20.0%, to $2.71 billion at December 31, 2012 from $2.26 billion at December 31, 2011 due to the funding of our asset growth.
Stockholders’ Equity. Stockholders' equity increased $99.4 million to $1.07 billion at December 31, 2012 from $967.4 million at December 31, 2011. The increase is primarily attributed to the $88.8 million of net income for the year ended December 31, 2012 and $7.6 million as a result of the acquisition of Brooklyn Federal. In addition, stockholder's equity was positively impacted by other comprehensive income of $3.5 million and $1.4 million in ESOP and stock based compensation expenses. This was partially offset by the declaration of a cash dividend of $0.05 per common share that resulted in a decrease of $5.6 million in stockholders' equity.
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

	For the Year Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$96,945	$40	0.04%	$70,079	$37	0.05%	$132,365	$238	0.18%
Securities available-for-sale(1)	1,250,391	22,521	1.80	692,664	15,431	2.23	497,094	12,430	2.50
Securities held-to-maturity	221,524	12,852	5.80	369,553	19,447	5.26	604,238	28,600	4.73
Net loans	9,271,550	455,221	4.91	8,461,031	434,377	5.13	7,197,608	383,531	5.33
Stock in FHLB	124,385	5,555	4.47	101,764	4,280	4.21	76,368	3,904	5.11
Total interest-earning assets	10,964,795	496,189	4.53	9,695,091	473,572	4.88	8,507,673	428,703	5.04
Non-interest-earning assets	493,278			411,009			397,436
Total assets	$11,458,073			$10,106,100			$8,905,109
Interest-bearing liabilities:
Savings deposits	$1,535,636	$7,859	0.51%	$1,230,093	$9,713	0.79%	$944,894	13,958	1.48%
Interest-bearing checking	1,467,583	6,586	0.45	1,075,694	5,999	0.56	908,567	6,406	0.71
Money market accounts	1,342,366	7,937	0.59	929,291	7,275	0.78	748,707	7,299	0.97
Certificates of deposit	3,155,041	41,200	1.31	3,393,105	56,902	1.68	3,321,671	63,148	1.90
Total interest-bearing deposits	7,500,626	63,582	0.85	6,628,183	79,889	1.21	5,923,839	90,811	1.53
Borrowed funds	2,224,126	59,862	2.69	2,075,598	64,599	3.11	1,780,205	68,482	3.85
Total interest-bearing liabilities	9,724,752	123,444	1.27	8,703,781	144,488	1.66	7,704,044	159,293	2.07
Non-interest-bearing liabilities	710,894			466,876			308,785
Total liabilities	10,435,646			9,170,657			8,012,829
Stockholders’ equity	1,022,427			935,452			892,280
Total liabilities and stockholders’ equity	$11,458,073			$10,106,109			$8,905,109
Net interest income		$372,745			$329,084			$269,410
Net interest rate spread(2)			3.26%			3.22%			2.97%
Net interest-earning assets(3)	$1,240,043			$991,319			$803,629
Net interest margin(4)			3.40%			3.39%			3.17%
Ratio of interest-earning assets to total interest-bearing liabilities	1.13x			1.11x			1.10x

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest — earning assets:
Interest-bearing deposits	$10	(7)	3	(80)	(121)	(201)
Securities available-for-sale	9,776	(2,686)	7,090	3,641	(640)	3,001
Securities held-to-maturity	(5,697)	(898)	(6,595)	(9,621)	468	(9,153)
Net loans	47,874	(27,030)	20,844	72,395	(21,549)	50,846
Stock in FHLB	997	278	1,275	1,148	(772)	376
Total interest-earning assets	52,960	(30,343)	22,617	67,483	(22,614)	44,869
Interest — bearing liabilities :
Savings deposits	2,061	(3,915)	(1,854)	3,442	(7,687)	(4,245)
Interest-bearing checking	1,908	(1,321)	587	1,063	(1,470)	(407)
Money market accounts	2,725	(2,063)	662	1,570	(1,594)	(24)
Certificates of deposit	(3,780)	(11,922)	(15,702)	1,333	(7,579)	(6,246)
Total deposits	2,914	(19,221)	(16,307)	7,408	(18,330)	(10,922)
Borrowed funds	1,563	(6,300)	(4,737)	5,825	(9,708)	(3,883)
Total interest-bearing liabilities	4,477	(25,521)	(21,044)	13,233	(28,038)	(14,805)
Increase in net interest income	$48,483	(4,822)	43,661	54,250	5,424	59,674
Comparison of Operating Results for the Twelve Months Ended December 31, 2012 and 2011
Net Income. The net income for the year ended December 31, 2012 was $88.8 million compared to $78.9 million for the year ended December 31, 2011.
Net Interest Income. Net interest income increased by $43.7 million, or 13.3%, to $372.7 million for the year ended December 31, 2012 from $329.1 million for the year ended December 31, 2011. The increase was primarily due to the average balance of interest earning assets increasing $1.27 billion to $10.96 billion at December 31, 2012 compared to $9.70 billion at December 31, 2011, as well as a 39 basis point decrease in our cost of interest-bearing liabilities to 1.27% for the year ended December 31, 2012 from 1.66% for the year ended December 31, 2011. These were partially offset by the average balance of our interest bearing liabilities increasing $1.02 billion to $9.72 billion at December 31, 2012 compared to $8.70 billion at December 31, 2011, as well as the yield on our interest-earning assets decreasing 35 basis points to 4.53% for the year ended December 31, 2012 from 4.88% for the year ended December 31, 2011. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to fall resulting in our net interest margin increasing by one basis point to 3.40% for the year ended December 31, 2012. from 3.39% for the year ended December 31, 2011.
Interest and Dividend Income Total interest and dividend income increased by $22.6 million or 4.8%, to $496.2 million for the year ended December 31, 2012 from $473.6 million for the year ended December 31, 2011. This increase is attributed to the average balance of interest-earning assets increasing $1.27 billion, or 13.1%, to $10.96 billion for the year ended December 31, 2012 from $9.70 billion for the year ended December 31, 2011. This was partially offset by the weighted average yield on interest-earning assets decreasing 35 basis points to 4.53% for the year ended December 31, 2012 compared to 4.88% for the year ended December 31, 2011.

Interest income on loans increased by $20.8 million, or 4.8% to $455.2 million for the year ended December 31, 2012 from $434.4 million for the year ended December 31, 2011, reflecting a $810.5 million, or 9.6%, increase in the average balance of net loans to $9.27 billion for the year ended December 31, 2012 from $8.46 billion for the year ended December 31, 2011. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $693.3 million and $236.7 million, respectively as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $8.8 million in loan prepayment fees in interest income for the year ended December 31, 2012 compared to $2.6 million for the year ended December 31, 2011. This was offset by the decrease in the average balance of construction and residential loans of $72.2 million and $63.1 million respectively, for the year ended December 31, 2012 and a 22 basis point decrease in the average yield on net loans to 4.91% for the year ended December 31, 2012 from 5.13% for the year ended December 31, 2011, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, increased by $1.8 million, or 4.5%, to $41.0 million for the year ended December 31, 2012 from $39.2 million for the year ended December 31, 2011. This increase reflected a $459.1 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.69 billion for the year ended December 31, 2012 from $1.23 billion for the year ended December 31, 2011. This was offset by the weighted average yield on interest-earning assets, excluding loans, decreasing by 76 basis points to 2.42% for the year ended December 31, 2012 compared to 3.18% for the year ended December 31, 2011 reflecting the current interest rate environment.
Interest Expense. Total interest expense decreased by $21.0 million or 14.5%, to $123.4 million for the year ended December 31, 2012 from $144.5 million for the year ended December 31, 2011. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 39 basis points to 1.27% for the year ended December 31, 2012 compared to 1.66% for the year ended December 31, 2011. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.02 billion, or 11.7%, to $9.72 billion for the year ended December 31, 2012 from $8.70 billion for the year ended December 31, 2011.

Interest expense on interest-bearing deposits decreased $16.3 million or 20.4% to $63.6 million for the year ended December 31, 2012 from $79.9 million for the year ended December 31, 2011. This decrease is attributed to a 36 basis point decrease in the average cost of interest-bearing deposits to 0.85% for the year ended December 31, 2012 from 1.21% for the year ended December 31, 2011 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $872.4 million, or 13.2% to $7.50 billion for the year ended December 31, 2012 from $6.63 billion for the year ended December 31, 2011. Core deposit accounts- savings, checking and money market outpaced average total interest-bearing deposit growth as average core deposits increased $1.11 billion.

Interest expense on borrowed funds decreased by $4.7 million, or 7.3% to $59.9 million for the year ended December 31, 2012 from $64.6 million for the year ended December 31, 2011. This decrease is attributed to the average cost of borrowed funds decreasing 42 basis points to 2.69% for the year ended December 31, 2012 from 3.11% for the year ended December 31, 2011 as maturing borrowings repriced to lower interest rates. This was partially offset by the average balance of borrowed funds increasing by $148.5 million or 7.2%, to $2.22 billion for the year ended December 31, 2012 from $2.08 billion for the year ended December 31, 2011.
Provision for Loan Losses. Our provision for loan losses for the year ended December 31, 2012 was $65.0 million compared to $75.5 million for the year ended December 31, 2011. Net charge-offs totaled $40.1 million for the year ended December 31, 2012 compared to $49.2 million for the year ended December 31, 2011. Our provision for the year ended December 31, 2012 is a result of continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area; and the impact of superstorm Sandy.
Non-Interest Income. Total non-interest income increased by $14.9 million, or 51.1% to $44.1 million for the year ended December 31, 2012 from $29.2 million for the year ended December 31, 2011. The increase is primarily attributed to the gain on the sale of loans increasing $11.1 million to $20.9 million. In addition, fees and service charges relating primarily to the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts increased $2.1 million to $16.6 million for the year ended December 31, 2012, offset by a $977,000 impairment charge of mortgage servicing rights. Other non- interest income increased by $1.6 million primarily from the fees associated with the sale of non-deposit investment products.
Non-Interest Expenses. Total non-interest expenses increased by $49.4 million, or 31.4%, to $207.0 million for the year ended December 31, 2012 from $157.6 million for the year ended December 31, 2011. This increase included $13.3 million acquisition related expenses. Compensation and fringe benefits increased $23.5 million primarily as a result of the staff additions to support our continued growth, including employees from the acquisitions of Marathon Bank and Brooklyn Federal, as well as normal merit increases and $6.4 million in acquisition related expenses. Occupancy expense increased $6.8 million due to our increased branch network and operations center as well as a one-time charge of $3.0 million for the early termination of certain leased facilities and the costs associated with expanding our branch network. Professional fees increased $4.2 million which included $2.9 million of acquisition related expenses. Data processing expenses increased $7.6 million primarily due to increased volume of accounts and $4.0 million in acquisition related expenses.
Income Tax Expense Income tax expense was $56.1 million for the year ended December 31, 2012, representing a 38.72% effective tax rate compared to income tax expense of $46.3 million for the year ended December 31, 2011 representing a 36.98% effective tax rate. The increase in the effective tax rate is partially attributed to the non-deductible acquisition related expenses.
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
Non-Interest Income. Total non-interest income increased by $2.6 million, or 10.0% to $29.2 million for the year ended December 31, 2011 from $26.5 million for the year ended December 31, 2010. The increase is attributed to a $5.7 million increase in fees and service charges to $14.5 million for the year ended December 31, 2011. These fees are primarily from the servicing of third party loan portfolios as well as fees from commercial deposit and loan accounts. Income on bank owned life insurance also increased by $642,000. These increases were partially offset by a $3.0 million reduction in gain on the sales of loans, $656,000 in impairment charges on loan servicing rights, as well as $346,000 in net losses on the sale of $58.7 million of mortgage backed securities. In addition, other non-interest income decreased $256,000 to $2.2 million for the year ended December 31, 2011 which is due to the $1.8 million decrease in a bargain purchase gain, partially offset by an increase of $1.3 million from fees associated with the sale of non deposit investment products.
Non-Interest Expenses. Total non-interest expenses increased by $26.8 million, or 20.4%, to $157.6 million for the year ended December 31, 2011 from $130.8 million for the year ended December 31, 2010. Compensation and fringe benefits increased $12.7 million as a result of staff additions to support our continued growth, as well as normal merit increases. Occupancy expense increased $7.2 million as a result of the costs associated with expanding and enhancing our branch network, and increased costs due to the improvements. Data processing expenses increased $2.0 million primarily due to the growth in the number of accounts and branches. Advertising and promotion expenses increased $780,000 primarily as a result of expenses related to the branding of Investors Bank. In addition, other non-interest expense increased $4.0 million as a result of the amortization of deposit premiums increasing $527,000, as well as a $335,000 increase in training related costs. These increases were partially offset by a $1.4 million decrease in our FDIC insurance premium due to the implementation of FDIC assessment regulations finalized in July 2011.
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
The general objective of our interest rate risk management is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset Liability Committee, which primarily consists of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements and modifies our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Asset Liability Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.

We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable- rate first mortgages. At December 31, 2012, approximately 37.8% of our residential portfolio was in variable rate products, while 62.2% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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
Quantitative Analysis. The table below sets forth, as of December 31, 2012, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value(2)			Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV	Increase (Decrease) in Estimated Net Interest Income		Estimated Net Interest Income(3)	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount		Percent
	(Dollars in thousands)
+ 200bp	$715,534	(137,459)	(16.10)%	$360,334	(25,604)	—	(6.63)%
0bp	$852,993	—	—	$385,938	—	—	—
-100bp	$711,699	(141,294)	(16.60)%	$389,213	3,275	—	0.85%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at December 31, 2012, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 16.10% decrease in NPV and a $25.6 million, or 6.63%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 16.60% decrease in NPV and a

$3.3 million, or 0.85%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of liquidity consist of deposit inflows, loan repayments and maturities and borrowings from the FHLB and others. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. From time to time we may evaluate the sale of securities as a possible liquidity source. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies.
We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans for the years ended December 31, 2012, 2011 and 2010 were $2.42 billion, $2.03 billion and $1.79 billion, respectively. Principal repayments on securities for the years ended December 31, 2012, 2011 and 2010 were $462.8 million, $380.0 million, and $443.4 million, respectively. There were sales of securities during years ended December 31, 2012, 2011 and 2010 of $ 231.7 million, $58.3 million and $37.2 million, respectively.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2012, 2011 and 2010 totaled $224.8 million, $200.5 million and $163.5 million, respectively. For the year ended December 31, 2012, excluding the deposit from the Brooklyn Federal and Marathon National acquisitions, total deposits increased of $243.5 million. For the year ended December 31, 2011 total deposits increased $652.3 million. For the year ended December 31, 2010, excluding deposits from the Millennium bcpbank acquisition, total deposits increased $301.2 million. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.
Excluding borrowed funds assumed in the Brooklyn Federal and Marathon National acquisitions, net borrowed funds increased $436.8 million for the year ended December 31, 2012. Our net borrowings for the years ended December 31, 2011 and 2010 increased $429.0 million and $226.0 million, respectively. The increase in borrowings was largely due to new loan originations outpacing the deposit growth.
Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2012, 2011 and 2010, we originated loans of $2.68 billion, $2.24 billion and $2.06 billion, respectively. During the years ended December 31, 2012, excluding loans purchased in the acquisitions of Brooklyn Federal and Marathon National, we purchased loans of $638.8 million. During the years ended December 31, 2011 and 2010, we purchased $710.9 million and $1.07 billion, respectively. During the year ended December 31, 2012, excluding the securities purchased in the acquisition of Brooklyn Federal and Marathon National, we purchased securities of $777.1 million. During the years ended December 31, 2011 and 2010, we purchased securities of $616.6 million and $350.8 million, respectively. In addition, we utilized $902,000, $32.5 million, and $24.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, to repurchase shares of our common stock under our stock repurchase plans.

At December 31, 2012, we had $488.5 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $455.5 million in unused home equity, overdraft lines of credit, and undisbursed business and construction loans. Certificates of deposit due within one year of December 31, 2012 totaled $1.63 billion, or 18.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $155.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.39 billion at December 31, 2012. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At December 31, 2012, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2012 our borrowing capacity at the FHLB was $5.65 billion, of which $2.73 billion was outstanding. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $50 million, of which no balance was outstanding at December 31, 2012.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$860,500	410,000	550,000	830,152	2,650,652
Repurchase agreements	55,000	—	—	—	55,000
Operating leases	11,156	22,364	20,102	59,593	113,215
Total	$926,656	432,364	570,102	889,745	2,818,867
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

In September 2011, the FASB issued ASU 2011-09, Disclosure about an Employer's participation in a Multiemployer Plan which requires additional disclosures about employers' participation in multiemployer pension plans including information about the plan's funded status if it is readily available. The ASU was effective for annual periods for fiscal years ending after December 15, 2011 for public entities. An entity is required to apply the ASU retrospectively for all period presented. The adoption of this pronouncement did not have a material impact on the Company's financial condition or results of operation.
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the provisions of ASU 2011-05 are presentation and disclosure related, the Company’s adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. The Company has presented comprehensive income in a separate Consolidated Statement of Comprehensive Income and in Note 18 of the Notes to Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (AOCI) on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required US GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company will be required to provide the disclosures beginning with financial statements for the first quarter of 2013. The adoption of this pronouncement will not have a material impact on the Company's financial condition or results of operations.
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
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This report appears on page 66.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 29, 2013.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 29, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 29, 2013. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 29, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 29, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 29, 2013.

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Investors Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
March 1, 2013

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and cash equivalents	$155,153	90,139
Securities available-for-sale, at estimated fair value	1,385,328	983,715
Securities held-to-maturity, net (estimated fair value of $198,893 and $311,860 at December 31, 2012 and December 31, 2011, respectively)	179,922	287,671
Loans receivable, net	10,306,786	8,794,211
Loans held-for-sale	28,233	18,847
Stock in the Federal Home Loan Bank	150,501	116,813
Accrued interest receivable	45,144	40,063
Other real estate owned	8,093	3,081
Office properties and equipment, net	91,408	60,555
Net deferred tax asset	150,006	133,526
Bank owned life insurance	113,941	112,990
Intangible assets	99,222	39,225
Other assets	8,837	20,749
Total assets	$12,722,574	10,701,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$8,768,857	7,362,003
Borrowed funds	2,705,652	2,255,486
Advance payments by borrowers for taxes and insurance	52,707	43,434
Other liabilities	128,541	73,222
Total liabilities	11,655,757	9,734,145
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 111,915,882 and 110,937,672 outstanding at December 31, 2012 and December 31, 2011, respectively	532	532
Additional paid-in capital	533,858	536,408
Retained earnings	644,923	561,596
Treasury stock, at cost; 6,104,398 and 7,082,608 shares at December 31, 2012 and December 31, 2011, respectively	(73,692)	(87,375)
Unallocated common stock held by the employee stock ownership plan	(31,197)	(32,615)
Accumulated other comprehensive loss	(7,607)	(11,106)
Total stockholders’ equity	1,066,817	967,440
Total liabilities and stockholders’ equity	$12,722,574	10,701,585
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$455,221	434,377	383,531
Securities:
Equity	17	—	—
Government-sponsored enterprise obligations	15	268	710
Mortgage-backed securities	30,167	29,341	35,857
Municipal bonds and other debt	5,174	5,269	4,463
Interest-bearing deposits	40	37	238
Federal Home Loan Bank stock	5,555	4,280	3,904
Total interest and dividend income	496,189	473,572	428,703
Interest expense:
Deposits	63,582	79,889	90,811
Secured borrowings	59,862	64,599	68,482
Total interest expense	123,444	144,488	159,293
Net interest income	372,745	329,084	269,410
Provision for loan losses	65,000	75,500	66,500
Net interest income after provision for loan losses	307,745	253,584	202,910
Non-interest income
Fees and service charges	16,564	14,496	8,757
Income on bank owned life insurance	2,778	3,139	2,497
Gain on loan transactions, net	20,866	9,736	12,785
Gain (loss) on securities transactions	274	(257)	35
Loss on sale of other real estate owned, net	(180)	(141)	—
Other income	3,810	2,196	2,451
Total non-interest income	44,112	29,169	26,525
Non-interest expense
Compensation and fringe benefits	109,197	85,688	72,953
Advertising and promotional expense	6,854	6,352	5,572
Office occupancy and equipment expense	33,619	26,786	19,632
Federal deposit insurance premiums	10,770	9,300	10,650
Stationery, printing, supplies and telephone	4,295	3,444	2,899
Professional fees	9,487	5,329	4,970
Data processing service fees	15,901	8,252	6,276
Other operating expenses	16,884	12,435	7,861
Total non-interest expenses	207,007	157,586	130,813
Income before income tax expense	144,850	125,167	98,622
Income tax expense	56,083	46,281	36,603
Net income	$88,767	78,886	62,019
Basic earnings per share	$0.83	0.73	0.57
Diluted earnings per share	$0.82	0.73	0.56

Weighted average shares outstanding
Basic	107,371,685	107,839,000	109,713,516
Diluted	108,091,522	108,044,786	109,878,252
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$88,767	78,886	62,019
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	(2,560)	(1,715)	857
Unrealized gain on securities available-for-sale	5,080	9,502	419
Reclassification adjustment for security gains (losses) included in net income	105	(691)	(15)
Other-than-temporary impairment accretion on debt securities	874	1,974	965
Total other comprehensive income	3,499	9,070	2,226
Total comprehensive income	$92,266	87,956	64,245
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Year ended December 31, 2012, 2011 and 2010

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2009	$532	530,133	422,211	(44,810)	(35,451)	(22,402)	850,213
Net income	—	—	62,019	—	—	—	62,019
Other comprehensive income, net of tax	—	—	—	—	—	2,226	2,226
Purchase of treasury stock (2,092,960 shares)	—	—	—	(24,458)	—	—	(24,458)
Treasury stock allocated to restricted stock plan	—	(6,272)	(961)	7,233	—	—	—
Compensation cost for stock options and restricted stock	—	9,489	—	—	—	—	9,489
ESOP shares allocated or committed to be released	—	370	—	2	1,418	—	1,790
Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279

Net income	$—	—	78,886	—	—	—	78,886
Other comprehensive income, net of tax	—	—	—	—	—	9,070	9,070
Purchase of treasury stock (2,413,455 shares)	—	—	—	(32,489)	—	—	(32,489)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	8,738	—	—	—	—	8,738
ESOP shares allocated or committed to be released	—	538	—	—	1,418	—	1,956
Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440

Net income	$—	—	88,767	—	—	—	88,767
Other comprehensive income, net of tax	—	—	—	—	—	3,499	3,499
Common stock issued from treasury to finance acquisition (551,862 shares)	—	—	(142)	7,703	—	—	7,561
Purchase of treasury stock (60,652 shares)	—	—	—	(902)	—	—	(902)
Treasury stock allocated to restricted stock plan	—	(7,137)	297	6,840	—	—	—
Compensation cost for stock options and restricted stock	—	3,651	—	—	—	—	3,651
Net tax benefit from stock-based compensation	—	93	—	—	—	—	93
Option exercise	—	(1)	—	42	—	—	41

Cash dividend paid ($0.05 per common share)	—	—	(5,595)	—	—	—	(5,595)
ESOP shares allocated or committed to be released	—	844	—	—	1,418	—	2,262
Balance at December 31, 2012	$532	533,858	644,923	(73,692)	(31,197)	(7,607)	1,066,817

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$88,767	78,886	62,019
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,913	10,694	11,279
Amortization of premiums and accretion of discounts on securities, net	12,938	6,078	5,009
Amortization of premiums and accretion of fees and costs on loans, net	8,898	7,008	8,366
Amortization of intangible assets	1,535	1,506	979
Provision for loan losses	65,000	75,500	66,500
Depreciation and amortization of office properties and equipment	7,177	6,438	4,732
(Gain) loss on securities, net	(274)	257	(35)
Mortgage loans originated for sale	(811,247)	(513,563)	(695,968)
Proceeds from mortgage loan sales	820,636	537,521	698,253
Gain on sales of mortgage loans, net	(18,775)	(7,751)	(10,296)
Loss on sale of other real estate owned	180	141	—
Gain on sale of branches	—	(72)	—
Gain on bargain purchase	—	—	(1,846)
Income on bank owned life insurance	(2,778)	(3,139)	(2,497)
(Increase) decrease in accrued interest receivable	(2,499)	478	(2,913)
Deferred tax benefit	(10,739)	(11,607)	(14,441)
Decrease in other assets	18,059	6,161	5,886
Increase in other liabilities	41,988	5,956	28,445
Total adjustments	136,012	121,606	101,453
Net cash provided by operating activities	224,779	200,492	163,472
Cash flows from investing activities:
Purchases of loans receivable	(638,789)	(710,880)	(1,070,203)
Net originations of loans receivable	(297,221)	(272,920)	(308,379)
Proceeds from sale of loans held for investment	77,222	23,266	2,984
Gain on disposition of loans held for investment	(2,091)	(1,984)	(2,489)
Net proceeds from sale of foreclosed real estate	6,266	1,258	—
Purchases of mortgage-backed securities held to maturity	—	—	(3,690)
Purchases of debt securities held-to-maturity	(15,421)	(11,966)	(3,884)
Purchases of mortgage-backed securities available-for-sale	(760,692)	(604,651)	(343,073)
Purchases of other investments available-for-sale	(1,000)	—	(150)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	99,892	160,981	247,896
Proceeds from paydowns/maturities on debt securities held-to-maturity	14,039	27,120	2,415
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	348,847	191,918	168,052

Proceeds from sale of mortgage-backed securities held-to-maturity	14,871	21,355	—
Proceeds from sales of mortgage-backed securities available-for-sale	213,562	36,972	12,004
Proceeds from sales of US Government and Agency Obligations available-for-sale	3,219	—	25,000
Proceeds from sales of US Government and Agency Obligations held-to-maturity	—	—	170
Proceeds from sale of equity securities available for sale	44	—	—
Redemption of equity securities available-for-sale	85	176	—
Proceeds from redemptions of Federal Home Loan Bank stock	129,152	215,280	42,323
Purchases of Federal Home Loan Bank stock	(158,353)	(251,724)	(56,490)
Purchases of office properties and equipment	(25,407)	(10,550)	(10,393)
Death benefit proceeds from bank owned life insurance	9,613	7,188	—
Cash paid, net of consideration received for branch sale	—	(64,612)	—
Cash received, net of cash consideration paid for acquisitions	140,754	—	629,081
Net cash used in investing activities	(841,408)	(1,243,773)	(668,826)
Cash flows from financing activities:
Net increase in deposits	243,462	652,256	301,156
Repayments of funds borrowed under other repurchase agreements	(195,000)	(250,000)	(250,000)
Net increase in other borrowings	631,805	678,972	475,972
Net increase in advance payments by borrowers for taxes and insurance	7,739	8,457	5,302
Dividends paid	(5,595)	—	—
Exercise of stock options	41	—	—
Purchase of treasury stock	(902)	(32,489)	(24,458)
Net tax benefit from stock-based compensation	93	—	—
Net cash provided by financing activities	681,643	1,057,196	507,972
Net increase in cash and cash equivalents	65,014	13,915	2,618
Cash and cash equivalents at beginning of period	90,139	76,224	73,606
Cash and cash equivalents at end of period	$155,153	90,139	76,224
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$10,410	3,504	976
Cash paid during the year for:
Interest	$123,644	144,986	160,024
Income taxes	$61,994	58,618	53,670
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$212,560	—	—
Loans	$736,003	—	—
Goodwill and other intangible assets, net	$60,347	—	1,981
Other assets	$45,198	—	2,742
Total non-cash assets acquired	$1,054,108	—	4,723
Liabilities assumed:
Deposits	$1,163,392	—	633,131

Borrowings	$13,361	—	—
Other liabilities	$10,531	—	673
Total liabilities assumed	$1,187,284	—	633,804
Common stock issued for Brooklyn Federal Savings Bank acquisition	$7,561	—	—
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
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $6.9 million at December 31, 2012, $11.8 million at December 31, 2011 and $5.2 million at December 31, 2010.

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

The Company periodically evaluates the security portfolio for other-than-temporary impairment. Other-than-temporary impairment means the Company believes the security’s impairment is due to factors that could include its inability to pay interest or dividends, its potential for default, and/or other factors. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”, when a held to maturity or available for sale debt security is assessed for other-than-temporary impairment, the Company has to first consider (a) whether it intends to sell the security, and (b) whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If one of these circumstances applies to a security, an other-than-temporary impairment loss is recognized in the statement of income equal to the full amount of the decline in fair value below amortized cost. If neither of these circumstances applies to a security, but the Company does not expect to recover the entire amortized cost basis, an other-than-temporary impairment loss has occurred that must be separated into two categories: (a) the amount related to credit loss, and (b) the amount related to other factors. In assessing the level of other-than-temporary impairment attributable to credit loss, the Company compares the present value of cash flows expected to be collected with the amortized cost basis of the security. The portion of the total other-than-temporary impairment related to credit loss is recognized in earnings, while the amount related to other factors is recognized in other comprehensive income. The total other-than-temporary impairment loss is presented in the statement of income, less the portion recognized in other comprehensive income. When a debt security becomes other-than-temporarily impaired, its amortized cost basis is reduced to reflect the portion of the total impairment related to credit loss.
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
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial real estate, multi-family and construction loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other loans over $1.0 million outstanding balance if management has specific information of a collateral shortfall. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and result in an increase in yield on a prospective basis.

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
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $110.8 million at December 31, 2012 and $105.9 million at December 31, 2011; claims stabilization reserve of $3.1 million at December 31, 2012 and $7.0 million at December 31, 2011; there were no deferred acquisition costs at December 31, 2012 and $85,000 at December 31, 2011. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at December 31, 2012 and 2011.

(i)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
At December 31, 2012, the carrying amount of our goodwill totaled $77.1 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2012, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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

Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds it implied fair value.

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
    Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non residential mortgage portfolios as well as qualified investment securities.
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

2.Business Combinations

On December 19, 2012, the Company entered into a definitive merger agreement with Roma Financial Corporation, the federally-chartered holding company for Roma Bank. Under the terms of the merger agreement, 100% (unaudited) of the shares of Roma Financial will be converted into Investors Bancorp Inc. common stock. As of September 30, 2012, Roma Financial Corporation operated 26 branches (unaudited) in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey, and had asset of $1.84 billion(unaudited), deposits of $1.49 billion (unaudited) and stockholders' equity of $218.8 million (unaudited). The merger agreement has been approved by the boards of directors of each company. Subject to the required approvals of Investors Bancorp and Roma Financial shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by Investors Bancorp with respect to the stock to be issued in the transaction, and other customary closing conditions, the merger is expected to be completed in the second quarter of 2013. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.

On October 15, 2012, the Company completed the acquisition of Marathon Banking Corporation and Marathon National Bank of New York, ("Marathon Bank") a federally chartered bank with 13 full-service branches in the New York metropolitan area. After the purchase accounting adjustments, the Company assumed $777.5 million in customer deposits and acquired $558.5 million in loans. This transaction resulted in $38.4 million of goodwill and generated $5.0 million in core deposit intangibles. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $135.0 million was paid using available cash. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Marathon, net of cash consideration paid:

At October 15, 2012
(In millions)
Cash and cash equivalents, net	$113.0
Securities available-for-sale	42.2
Securities held to maturity	4.7
Loans receivable	558.5
Accrued interest receivable	1.5
Other real estate owned	1.0
Office properties and equipment, net	7.5
Goodwill	38.4
Intangible assets	5.0
Other assets	14.9
Total assets acquired	786.7
Deposits	(777.5)
Borrowed funds	(5.2)
Other liabilities	(4.0)
Total liabilities assumed	$(786.7)
On January 6, 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. (“BFSB”), the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with five full-service branches in Brooklyn and Long Island. After the purchase accounting adjustments, the Company assumed $385.9 million in customer deposits and acquired $177.5 million in loans. This transaction resulted in $16.7 million of goodwill and generated $218,000 in core deposit intangibles. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $10.3 million was paid through a combination of the Company’s common stock (551,862 shares), issued to Investors Bancorp, MHC, and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into the Bank as of the acquisition date. In a separate transaction the Company sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for BFSB, net of cash consideration paid:

At January 6, 2012
(In millions)
Cash and cash equivalents, net	$27.7
Securities available-for-sale	170.4
Loans receivable	177.5
Accrued interest receivable	1.1
Office properties and equipment, net	5.2
Goodwill	16.7
Intangible assets	0.2
Other assets	9.3
Total assets acquired	408.1
Deposits	(385.9)
Borrowed funds	(8.2)
Other liabilities	(6.4)
Total liabilities assumed	(400.5)
Net assets acquired	$7.6
The calculation of goodwill is subject to change for up to one year after closing date of the transactions as additional information relative to closing dates estimates and uncertainties becomes available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.

Fair Value Measurement of Assets Acquired and Liabilities Assumed
Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Marathon and BFSB acquisitions:
Securities. The estimated fair values of the investment securities classified as available for sale were calculated utilizing Level 1 inputs. The prices for these instruments are based upon sales of the securities shortly after the acquisition date.  Investment securities classified as Held to Maturity were valued using a combination of Level 1and Level 2 inputs.  The Company reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.
Loans. The acquired loan portfolio was valued based on guidance from ASC 820-10 which defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  Level 3 procedures utilized to value the portfolio included the use of present value techniques employing cash flow estimates and the incorporated assumptions that marketplace participants would use in estimating fair values.  In instances where reliable market information was not available, the Company used its own assumptions in an effort to determine reasonable fair value.  Specifically, the Company utilized three separate fair value analyses we believe a market participant might employ in estimating the entire fair value adjustment required under ASC 820-10.  The three separate fair valuation methodologies used are: 1) interest rate loan fair value analysis, 2) general credit fair value adjustment and 3) specific credit fair value adjustment.
To prepare the interest rate loan fair value analysis loans were assembled into groupings by characteristics such as loan type, term, collateral and rate.  Market rates for similar loans were obtained from various external data sources and reviewed by Company Management for reasonableness.  The average of these rates was used as the fair value interest rate a market participant would utilize.  A present value approach was utilized to calculate the interest rate fair value adjustment.
The General Credit Risk fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors.  The expected lifetime losses were calculated using an average of historical losses of the Company, Marathon Bank and peer banks.  The adjustment related to qualitative factors was impacted by general economic conditions, the risk related to lack of familiarity with the originator's underwriting process.
To calculate the Specific Credit fair value adjustment the Company reviewed the acquired loan portfolio for loans meeting the definition of an impaired loan as defined by ASC 310-30.  Loans meeting this criteria were reviewed by comparing the contractual cash flows to expected collectible cash flows.  The aggregate expected cash flows less the acquisition date fair value will result in an accretable yield amount.  The accretable yield amount will be recognized over the life of the loans on a level yield basis as an adjustment to yield.
Deposits / Core Deposit Intangibles. Core deposit intangibles (CDI) represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition.  The CDI value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring Core Deposits as part of an acquisition compared to the cost alternative funding sources.
Certificates of deposit (time deposits) are not considered to be Core Deposits as they are assumed to have a low expected average life upon acquisition.  The fair value of certificates of deposits represents the present value of the certificates' expected contractual payments discounted by market rates for similar CD's.
Borrowed Funds. The present value approach was used to determine the fair value of the borrowed funds acquired during 2012.  The fair value of liability represents the present value of the expected payments using the three year FHLB advance rate.

3. Stock Transactions
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
Stock Repurchase Programs
On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. Under the stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,188,260 shares yet to be purchased as of December 31, 2012.
During the year ended December 31, 2012, the Company purchased 60,652 shares at a cost of $902,000, or approximately $14.88 per share. Of the shares purchased through December 31, 2012, 3,412,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
During the year ended December 31, 2011, the Company purchased 2,413,455 shares at a cost of $32.5 million, or approximately $13.46 per share. Of the share purchased through December 31, 2011, 2,928,701 shares were allocated to fund the restricted stock portion of the Company's 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
Cash Dividend
On September 28, 2012, the Company declared its first quarterly cash dividend of $0.05 per share, paid November 1, 2012 to stockholders of record as of October 15, 2012. It was the first dividend since completing its initial public stock offering in October 2005.

4.	Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,306	855	—	4,161
Debt securities:
Government-sponsored enterprises	3,038	—	3	3,035
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	660,095	7,573	151	667,517
Federal National Mortgage Association	689,587	16,735	194	706,128
Government National Mortgage Association	4,414	73	—	4,487
Total mortgage-backed securities available-for-sale	1,354,096	24,381	345	1,378,132
Total available-for-sale	1,360,440	25,236	348	1,385,328
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	147	2	—	149
Municipal bonds	21,156	1,138	—	22,294
Corporate and other debt securities	29,503	13,148	3,356	39,295
Total debt securities held-to-maturity	50,806	14,288	3,356	61,738
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	63,033	3,193	3	66,223
Federal National Mortgage Association	64,278	4,843	—	69,121
Federal housing authorities	1,805	6	—	1,811
Total mortgage-backed securities held-to-maturity	129,116	8,042	3	137,155
Total held-to-maturity	179,922	22,330	3,359	198,893
Total securities	$1,540,362	47,566	3,707	1,584,221

	At December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$1,941	24	—	1,965
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	389,295	6,194	7	395,482
Federal National Mortgage Association	557,746	10,261	89	567,918
Government National Mortgage Association	7,212	101	—	7,313
Non-agency securities	10,782	255	—	11,037
Total mortgage-backed securities available-for-sale	965,035	16,811	96	981,750
Total available-for-sale	966,976	16,835	96	983,715
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	174	1	—	175
Municipal bonds	18,001	846	—	18,847
Corporate and other debt securities	25,511	13,846	2,651	36,706
Total debt securities held-to-maturity	43,686	14,693	2,651	55,728
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	112,540	4,878	21	117,397
Federal National Mortgage Association	103,823	6,764	—	110,587
Government National Mortgage Association	1,382	203	—	1,585
Federal housing authorities	2,077	60	—	2,137
Non-agency securities	24,163	302	39	24,426
Total mortgage-backed securities held-to-maturity	243,985	12,207	60	256,132
Total held-to-maturity	287,671	26,900	2,711	311,860
Total securities	$1,254,647	43,735	2,807	1,295,575
Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices. See note 13 for further discussion on the valuation of securities.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011, was as follows:

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,035	3	—	—	3,035	3
Total debt securities available-for-sale	3,035	3	—	—	3,035	3
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	125,707	135	712	16	126,419	151
Federal National Mortgage Association	67,687	194	—	—	67,687	194
Total mortgage-backed securities available-for-sale	193,394	329	712	16	194,106	345
Total available-for-sale	196,429	332	712	16	197,141	348
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,951	171	1,542	3,185	3,493	3,356
Total debt securities held-to-maturity	1,951	171	1,542	3,185	3,493	3,356
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	347	3	—	—	347	3
Total mortgage-backed securities held-to-maturity	347	3	—	—	347	3
Total held-to-maturity	2,298	174	1,542	3,185	3,840	3,359
Total	$198,727	506	2,254	3,201	200,981	3,707

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	$3,485	7	—	—	3,485	7
Federal National Mortgage Association	27,400	89	—	—	27,400	89
Total mortgage-backed securities available-for-sale	30,885	96	—	—	30,885	96
Total available-for-sale	30,885	96	—	—	30,885	96
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,140	523	635	2,128	1,775	2,651
Total debt securities held-to-maturity	1,140	523	635	2,128	1,775	2,651
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	1,764	21	—	—	1,764	21
Non-agency securities	2,312	39	—	—	2,312	39
Total mortgage-backed securities held-to-maturity	4,076	60	—	—	4,076	60
Total held-to-maturity	5,216	583	635	2,128	5,851	2,711
Total	$36,101	679	635	2,128	36,736	2,807
The gross unrealized losses in our corporate and other debt securities accounted for 90.5% of the gross unrealized losses at December 31, 2012. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 36 pooled trust preferred securities (“TruPS”), principally issued by banks. At December 31, 2012, the amortized cost and estimated fair values of the trust preferred portfolio was $29.5 million and $39.3 million, respectively with 12 of the securities in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of December 31, 2012. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$250.0	$332.7	$82.7	31	10.56%	12.05%	—%	Ca / C
Alesco PF III	B1	561.1	979.0	417.9	35	10.09%	12.51%	—%	Ca / C
Alesco PF III	B2	224.6	391.6	167.0	35	10.09%	12.51%	—%	Ca / C
Alesco PF IV	B1	309.9	312.6	2.7	37	3.48%	17.24%	—%	C / C
Alesco PF VI	C2	519.2	843.0	323.8	43	7.94%	18.63%	—%	Ca / C
MM Comm III	B	1,016.2	3,160.8	2,144.4	6	26.67%	9.37%	12.84%	Ba1 / B
MM Comm IX	B1	59.9	32.3	(27.6)	16	33.18%	19.70%	—%	Ca / CC
MMCaps XVII	C1	1,233.8	1,380.4	146.6	34	11.60%	12.65%	—%	Ca / C
MMCaps XIX	C	441.1	17.5	(423.6)	31	27.15%	17.77%	—%	C / C
Tpref I	B	1,234.0	1,861.1	627.1	10	47.84%	10.08%	—%	Ca / WD
Tpref II	B	3,453.6	3,551.3	97.7	16	33.39%	17.92%	—%	Caa3 / C
US Cap I	B2	731.2	1,223.4	492.2	29	13.00%	12.03%	—%	Caa1 / C
US Cap I	B1	2,173.9	3,670.2	1,496.3	29	13.00%	12.03%	—%	Caa1 / C
US Cap II	B1	1,115.1	1,895.5	780.4	37	13.28%	11.26%	—%	Caa3 / C
US Cap III	B1	1,508.2	1,770.7	262.6	30	14.10%	16.30%	—%	Ca / C
US Cap IV	B1	918.5	57.0	(861.5)	44	33.63%	20.39%	—%	C / D
Trapeza XII	C1	1,443.2	288.7	(1,154.6)	29	23.18%	25.74%	—%	C / C
Trapeza XIII	C1	1,390.9	1,294.0	(96.9)	43	17.80%	17.66%	—%	Ca / C
Pretsl XXIII	A1	635.9	1,350.4	714.5	65	19.74%	20.03%	31.40%	A3 / BBB
Pretsl XXIV	A1	2,233.2	4,040.4	1,807.2	59	25.13%	21.59%	24.85%	Baa3 / BBB
Pretsl IV	Mez	131.4	185.2	53.8	5	18.05%	15.17%	19.00%	Caa2 / CCC
Pretsl V	Mez	14.7	16.2	1.5	—	65.46%	—%	—%	C / WD
Pretsl VII	Mez	736.1	2,295.2	1,559.1	12	40.32%	16.17%	—%	Ca / C
Pretsl XV	B1	830.3	1,122.8	292.4	51	15.33%	23.06%	—%	C / C
Pretsl XVII	C	538.1	400.1	(138.0)	35	13.88%	31.92%	—%	C / C
Pretsl XVIII	C	1,247.6	1,382.3	134.7	54	18.87%	16.94%	—%	Ca / C
Pretsl XIX	C	524.6	423.5	(101.1)	48	17.35%	16.13%	—%	C / C
Pretsl XX	C	265.1	130.5	(134.6)	43	19.74%	21.44%	—%	C / C
Pretsl XXI	C1	508.8	908.7	399.8	48	18.88%	21.67%	—%	C / C
Pretsl XXIII	A-FP	993.1	1,773.4	780.4	93	20.48%	15.37%	18.28%	B1 / BB
Pretsl XXIV	C1	536.4	192.7	(343.6)	59	25.13%	21.59%	—%	C / C
Pretsl XXV	C1	285.3	242.3	(43.0)	48	25.56%	18.69%	—%	C / C
Pretsl XXVI	C1	326.0	470.8	144.9	52	23.64%	16.04%	—%	C / C
Pref Pretsl IX	B2	405.3	471.3	66.0	—	19.83%	13.32%	—%	Ca/ C
Pretsl II	B1	436.4	521.3	84.9	—	7.20%	12.51%	—%	B
Pretsl X	C2	270.0	305.5	35.5	—	28.44%	13.82%	—%	Ca / C
		$29,502.7	$39,294.4	$9,791.6

(1)	At December 31, 2012, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 32.2%.

(2)	At December 31, 2012, assumed recoveries for expected deferrals and defaulted issuers ranged from 5.1% to 15.0%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below.

	December 31, 2012
	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$15,421	15,421
Due after one year through five years	3,623	3,657
Due after five years through ten years	167	169
Due after ten years	34,633	45,526
Total	$53,844	64,773
Other-Than-Temporary Impairment (“OTTI”)
We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulate other comprehensive income, net of tax.
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At December 31, 2012, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the year ended December 31, 2012. At December 31, 2012, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $28.5 million ($16.9 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance of credit related OTTI, beginning of period	$117,003	119,809	121,033
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(2,489)	(2,806)	(1,224)
Balance of credit related OTTI, end of period	$114,514	117,003	119,809

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the securities prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. If other-than-temporary impairment is recognized in earnings for credit impaired debt securities, they would be presented as additions in two components based upon whether the current period is the first time a debt security was credit impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2012, proceeds from sales of securities from available-for-sale portfolio were $216.8 million, which resulted in gross realized gains of $176,000 and no gross realized losses. Included in the sales proceeds for the year ended December 31, 2012 were $166.8 million that were acquired from BFSB. In addition, the Company realized a $42,000 loss on capital distributions of equity securities during the year ended December 31, 2012.
For the year ended December 31, 2012 proceeds from sales of securities from held-to-maturities portfolio were $14.9 million, which resulted in gross realized gains of $193,000 and gross realized losses of $53,000. Sales from the held-to-maturity portfolio, which had a book value of $14.9 million, met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio.
For the year ended December 31, 2011, proceeds from sales of mortgage-backed securities from the available-for-sale portfolio were $37.0 million which resulted in gross realized gains and gross realized losses of $937,000 and $2,105,000, respectively. The $2.1 million in gross realized losses was due to the sale of non-agency mortgage backed securities with a book value of$18.7 million.
For the year ended December 31, 2011, proceeds from sales of securities from the held-to-maturity portfolio were $21.4 million which resulted in gross realized gains and gross realized losses of $925,000 and $103,000, respectively. Sales from the held-to-maturity portfolio, which had a book value of $20.5 million, met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. In addition, the Company realized a $92,000 gain on capital distributions of equity securities and a $3,000 loss on the call of debt securities for the year ended December 31, 2011.
For the year ended December 31, 2010, proceeds from sales of mortgage-backed securities from the available-for-sale portfolio were $12.0 million which resulted in gross realized gains and gross realized losses of $284,000 and $258,000, respectively. In addition, the Company realized a $30,000 loss on paydowns of securities previously written down through OTTI and gross realized gains and gross realized losses of $56,000 and $14,000, respectively, on capital funds.
There were no sales from the held-to-maturity portfolio during the year ended December 31, 2010; however, the Company realized a $3,000 loss on the call of debt securities for the year ended December 31, 2010.

5.	Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2012 was as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Residential mortgage loans	$4,837,838	5,033,832
Multi-family loans	2,995,052	1,816,118
Commercial real estate loans	1,966,156	1,418,089
Construction loans	224,816	277,625
Consumer and other loans	238,922	242,227
Commercial and industrial loans	168,943	106,299
Total loans excluding PCI loans	10,431,727	8,894,190
PCI loans	6,744	876
Total loans	10,438,471	8,895,066
Net unamortized premiums and deferred loan costs	10,487	16,387
Allowance for loan losses	(142,172)	(117,242)
Net loans	$10,306,786	8,794,211

Purchased Credit-Impaired Loans
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. In conjunction with the Marathon acquisition, there were 9 PCI loans totaling $6.1 million at December 31, 2012. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).
The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in Marathon Bank acquisition as of October 15, 2012:

October 15, 2012
(In thousands)
Contractually required principal and interest	$11,774
Contractual cash flows not expected to be collected (non-accretable difference)	(4,163)
Expected cash flows to be collected	7,611
Interest component of expected cash flows (accretable yield)	(1,537)
Fair value of acquired loans	$6,074

The following table presents changes in the accretable yield for PCI loans during the year ended December 31, 2012:

Year Ended December 31, 2012
(In thousands)
Balance, beginning of period	$—
Acquisitions	1,537
Accretion	(80)
Net reclassification from non-accretable difference	—
Balance, end of period	$1,457

An analysis of the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of the period	$117,242	90,931	55,052
Loans charged off	(44,150)	(50,187)	(30,829)
Recoveries	4,080	998	208
Net charge-offs	(40,070)	(49,189)	(30,621)
Provision for loan losses	65,000	75,500	66,500
Balance at end of the period	$142,172	117,242	90,931
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. No allowance has been provided for the loans acquired in the Brooklyn Federal Savings Bank and Marathon Bank transaction as the loans were marked to fair value on the date of acquisition and there has been no subsequent credit deterioration.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2012 and 2011:

	December 31, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(20,180)	(9,058)	(479)	(13,227)	(99)	(1,107)	—	(44,150)
Recoveries	593	—	43	3,387	23	34	—	4,080
Provision	32,509	25,048	2,836	3,063	493	1,824	(773)	65,000
Ending balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Balance at December 31, 2012
Individually evaluated for impairment	$2,142	—	—	—	—	—	—	2,142
Collectively evaluated for impairment	43,227	29,853	33,347	16,062	4,094	2,086	11,361	140,030
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Loans:
Balance at December 31, 2012
Individually evaluated for impairment	$12,235	10,574	7,075	26,314	1,208	—	—	57,406
Collectively evaluated for impairment	4,825,603	2,984,478	1,959,081	198,502	167,735	238,922	—	10,374,321
Loans acquired with deteriorated credit quality	477	419	5,533	—	315	—	—	6,744
	$4,838,315	2,995,471	1,971,689	224,816	169,258	238,922	—	10,438,471

	December 31, 2011
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2010	$20,489	10,454	16,432	34,669	2,189	866	5,832	90,931
Charge-offs	(9,304)	(363)	(7,637)	(30,548)	(1,621)	(714)	—	(50,187)
Recoveries	388	19	—	576	13	2	—	998
Provision	20,874	3,753	22,152	18,142	3,096	1,181	6,302	75,500
Ending balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Balance at December 31, 2011
Individually evaluated for impairment	$1,605	—	—	5,800	—	—	—	7,405
Collectively evaluated for impairment	30,842	13,863	30,947	17,039	3,677	1,335	12,134	109,837
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Loans:
Balance at December 31, 2011
Individually evaluated for impairment	$8,465	—	2,268	59,971	—	—	—	70,704
Collectively evaluated for impairment	5,025,367	1,816,118	1,415,821	217,654	106,299	242,227	—	8,823,486
Loans acquired with deteriorated credit quality	329	—	547	—	—	—	—	876
	$5,034,161	1,816,118	1,418,636	277,625	106,299	242,227	—	8,895,066
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
The following tables present the risk category of loans as of December 31, 2012 and December 31, 2011 by class of loans excluding the PCI loans:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,714,303	45,144	78,266	125	—	4,837,838
Multi-family	2,945,844	31,594	17,614	—	—	2,995,052
Commercial real estate	1,924,655	18,869	22,632	—	—	1,966,156
Construction	160,390	3,315	61,111	—	—	224,816
Commercial and industrial	162,428	3,319	3,196	—	—	168,943
Consumer and Other	236,418	1,065	1,238	201	—	238,922
Total	$10,144,038	103,306	184,057	326	—	10,431,727
Need to tag consumer and other

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,925,055	27,930	80,847	—	—	5,033,832
Multi-family	1,777,434	16,053	22,631	—	—	1,816,118
Commercial real estate	1,390,725	8,596	18,768	—	—	1,418,089
Construction	173,392	18,103	81,267	4,863	—	277,625
Commercial and industrial	90,903	9,933	5,463	—	—	106,299
Consumer and Other	240,031	1,206	990	—	—	242,227
Total	$8,597,540	81,821	209,966	4,863	—	8,894,190
Consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual status. At December 31, 2012 there were $238.9 million of outstanding consumer and other loans, of which $1.2 million were on non-accrual status. At December 31, 2011 there were $242.2 million of outstanding consumer and other loans, of which $1.0 million were on non-accrual status.

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2012 and December 31, 2011 by class of loans excluding the PCI loans:

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$33,451	11,715	76,088	121,254	4,716,584	4,837,838
Multi-family	191	3,950	11,143	15,284	2,979,768	2,995,052
Commercial real estate	16,469	3,016	753	20,238	1,945,918	1,966,156
Construction	—	—	18,876	18,876	205,940	224,816
Commercial and industrial	631	2,639	375	3,645	165,298	168,943
Consumer and other	881	196	1,238	2,315	236,607	238,922
Total	$51,623	21,516	108,473	181,612	10,250,115	10,431,727

	December 31, 2011
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$18,083	9,847	80,703	108,633	4,925,199	5,033,832
Multi-family	796	6,180	—	6,976	1,809,142	1,816,118
Commercial real estate	1,492	—	73	1,565	1,416,524	1,418,089
Construction	674	8,068	40,362	49,104	228,521	277,625
Commercial and industrial	—	—	—	—	106,299	106,299
Consumer and other	1,033	173	1,009	2,215	240,012	242,227
Total	$22,078	24,268	122,147	168,493	8,725,697	8,894,190
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	December 31, 2012		December 31, 2011
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	354	$82,533	321	$85,065
Construction	9	25,764	15	57,070
Multi-family	5	11,143	—	—
Commercial real estate	4	753	1	73
Commercial and industrial	2	375	—	—
Total Non-accrual Loans	374	$120,568	337	$142,208
Based on management’s evaluation, at December 31, 2012, the Company classified 3 TDR construction loans totaling $6.9 million and 13 TDR residential loans totaling $3.9 million that were current as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. As of December 31, 2012, there were $6.1 million of PCI loans, of which 6 PCI loans totaling $5.3 million were current and 3 PCI loans totaling $817,000 were 90 days or more delinquent.
At December 31, 2012 and 2011, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $57.4 million and $70.7 million, respectively, with allocations of the allowance for loan losses of $2.1 million and $7.4 million, respectively. During the years ended December 31, 2012 and 2011, interest income received and recognized on these loans totaled $1.6 million and $1.9 million, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and
December 31, 2011:

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,448	2,176	—	1,375	20
Multi-family	10,574	19,336	—	6,764	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	25,557	384
Commercial and industrial	1,208	1,208	—	641	90
With an allowance recorded:
Residential mortgage	10,787	11,075	2,142	9,569	283
Multi-family	—	—	—	2,316	—
Commercial real estate	—	—	—	—	—
Construction loans	—	—	—	17,054	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	12,235	13,251	2,142	10,944	303
Multi-family	10,574	19,336	—	9,080	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	42,611	384
Commercial and industrial	1,208	1,208	—	641	90
Total impaired loans	$57,406	85,216	2,142	68,357	1,579

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$114	114	—	126	5
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	1,180	136
Construction loans	43,590	79,187	—	26,463	1,069
Commercial and industrial	—	—	—	—	—
With an allowance recorded:
Residential mortgage	8,351	8,351	1,605	5,910	327
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	1,361	—
Construction loans	16,381	16,381	5,800	39,115	400
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	8,465	8,465	1,605	6,036	332
Multi-family	—	—	—	—	—
Commercial real estate	2,268	2,268	—	2,541	136
Construction loans	59,971	95,568	5,800	65,578	1,469
Commercial and industrial	—	—	—	—	—
Total impaired loans	$70,704	106,301	7,405	74,155	1,937
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

The following tables present the total troubled debt restructured loans at December 31, 2012 and December 31, 2011 excluding the PCI loans:

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	18	$7,178	21	$5,057	39	$12,235
Commercial real estate	3	7,471	—	—	3	7,471
Commercial and industrial	1	1,107	—	—	1	1,107
Construction	—	—	3	6,888	3	6,888
	22	$15,756	24	$11,945	46	$27,701

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	13	$5,297	7	$3,168	20	$8,465
Commercial real estate	1	2,268	—	—	1	2,268
Commercial and industrial	—	—	—	—	—	—
Construction	1	2,900	2	8,640	3	11,540
	15	$10,465	9	$11,808	24	$22,273

The following tables present information about troubled debt restructurings which occurred during the years ended December 31, 2012 and 2011:

	Year ended December 31, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	20	$5,477	$5,523
Commercial real estate	1	4,901	4,901
Commercial and industrial	1	1,107	1,107

	Year ended December 31, 2011
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	7	$3,735	$3,725
Commercial real estate	1	2,268	2,268
Commercial and industrial	3	12,067	11,635

Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates.

All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $3.5 million in charges-offs for collateral dependant TDRs during the year ended December 31, 2012. The allowance for loan losses associated with the TDRs presented in the above tables, totaled $2.1 million at December 31, 2012, and was included in the allowance for loan losses for loans individually evaluated for impairment. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $110,000 in charges-offs for collateral dependant TDRs during the year ended December 31, 2011, respectively. The allowance for loan losses associated with the TDRs presented in the above tables, totaled $5.2 million at December 31, 2011, and was included in the allowance for loan losses for loans individually evaluated for impairment.
For the year ended December 31, 2012, there were 20 residential TDRs that had a weighted average modified interest rate of approximately 3.15% compared to a yield of 5.67% prior to modification. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. The commercial real estate TDRs had a weighted average modified interest rate of approximately 5.75% as compared to a yield of 5.82% prior to modification for the year ended December 31, 2011, respectively. For the year ended December 31, 2011, there were residential TDRs that had a weighted average modified interest rate of approximately 4.55% compared to a yield of 6.01% prior to modification. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. The commercial real estate TDRs had a weighted average modified interest rate of approximately 5.50% as compared to a yield of 6.36% prior to modification for the year ended December 31, 2011, respectively.
Loans modified as TDRs in the previous 12 months to December 31, 2012, for which there was a payment default consisted of one construction loan with a recorded investment of $2.9 million and 3 residential loans with a recorded investment of $413,000 at December 31, 2012. Loans modified as TDRs in the previous 12 months to December 31, 2011, for which there was a payment default consisted of one residential loan with a recorded investment of $144,000 at December 31, 2011.

6. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Land	$10,728	9,087
Office buildings	27,715	21,647
Leasehold improvements	42,419	26,726
Furniture, fixtures and equipment	33,577	20,375
Construction in process	20,062	6,726
	134,501	84,561
Less accumulated depreciation and amortization	43,093	24,006
	$91,408	60,555
Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $7.2 million, $6.4 million and $4.7 million, respectively.

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill for the years ended December 31, 2012 and December 31, 2011 was approximately $77.1 million and $22.0 million. For the year ended December 31, 2012, goodwill reflects the acquisitions of Marathon and BFSB.

The following table summarizes other intangible assets as of December 31, 2012 and December 31, 2011:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2012
Mortgage Servicing Rights	$37,838	$(24,107)	$(1,705)	$12,026
Core Deposit Premiums	14,338	(4,455)	—	9,883
Other	300	(50)	—	250
Total other intangible assets	$52,476	$(28,612)	$(1,705)	$22,159

December 31, 2011
Mortgage Servicing Rights	$21,577	$(10,042)	$(729)	$10,806
Core Deposit Premiums	9,087	(2,920)	—	6,167
Other	300	(20)	—	280
Total other intangible assets	$30,964	$(12,982)	$(729)	$17,253
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. During 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.40 billion and $1.14 billion at December 31, 2012 and December 31, 2011 respectively, all of which relate to residential mortgage loans. At December 31, 2012 and 2011, the servicing asset, included in intangible assets, had an estimated fair value of $12.0 million and $10.8 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10% , a weighted average constant prepayment rate on mortgages of 13.5% and a weighted average life of 4.6 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the year ended December 31, 2012, the Company recorded $5.2 million in core deposit premiums resulting from the acquisitions of Marathon and BFSB.
The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2013	$3,287	$2,114	$30
2014	2,625	1,857	30
2015	2,097	1,596	30
2016	1,676	1,321	30
2017	1,339	1,063	30

8. Deposits
Deposits are summarized as follows:

	December 31,
	2012			2011
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Savings	0.37%	$1,718,199	19.59%	0.64%	$1,270,197	17.25%
Checking accounts	0.21%	2,498,829	28.50%	0.32%	1,633,703	22.19%
Money market deposits	0.37%	1,585,865	18.09%	0.67%	1,116,205	15.16%
Total transaction accounts	0.30%	5,802,893	66.18%	0.52%	4,020,105	54.60%
Certificates of deposit	1.19%	2,965,964	33.82%	1.57%	3,341,898	45.40%
Total Deposits	0.60%	$8,768,857	100.00%	1.00%	$7,362,003	100.00%
 Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2012	2011
	(In thousands)
Within one year	$1,632,705	2,258,336
One to two years	586,001	552,190
Two to three years	225,973	150,430
Three to four years	284,634	101,652
After four years	236,651	279,290
	$2,965,964	3,341,898
The aggregate amount of certificates of deposit in denominations of $100,000or more totaled approximately $1.30 billion and $1.41 billion at December 31, 2012 and December 31, 2011.
Interest expense on deposits consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Savings	$7,859	9,713	13,958
Checking accounts	6,586	5,999	6,406
Money market deposits	7,937	7,275	7,299
Certificates of deposit	41,200	56,902	63,148
Total	$63,582	79,889	90,811

9. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2012		2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$55,000	3.94%	$110,000	3.77%
Other brokers	—	—	140,000	4.00%
Total funds borrowed under repurchase agreements	55,000	3.94%	250,000	3.90%
Other borrowed funds:
FHLB advances	2,645,500	2.14%	2,005,486	2.68%
Other	5,152	1.92%	—	—%
Total Other borrowed funds:	2,650,652	2.14%	2,005,486	2.68%
Total borrowed funds	$2,705,652	2.18%	$2,255,486	2.81%
Borrowed funds had scheduled maturities as follows:

	December 31
	2012		2011
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Within one year	$915,500	1.26%	$760,486	2.12%
One to two years	109,000	3.07%	240,000	3.90%
Two to three years	301,000	3.50%	105,000	3.08%
Three to four years	325,000	2.79%	300,000	3.50%
Four to five years	225,000	2.90%	325,000	2.79%
After five years	830,152	2.16%	525,000	2.90%
Total borrowed funds	$2,705,652	2.18%	$2,255,486	2.81%
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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$98,401	316,565
Total amortized cost of collateral	$98,401	316,565
Fair value of collateral:
Mortgage-backed securities	$102,673	330,315
Total fair value of collateral	$102,673	330,315

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.
During the years ended December 31, 2012, 2011 and 2010, the maximum month-end balance of the repurchase agreements was $250.0 million, $500.0 million and $675.0 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2012, 2011 and 2010 was $156.1 million, $347.3 million and $611.4 million, respectively, and the average interest rate was 3.93%, 4.26% and 4.46%, respectively.
At December 31, 2012, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2012, our borrowing capacity at the FHLB was $5.65 billion, of which $2.73 billion was outstanding. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $50 million, of which no balance was outstanding at December 31, 2012.

10. Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2012	2011	2010

	(In thousands)
Current tax expense:
Federal	$62,331	54,258	48,622
State	4,491	3,630	2,422
	66,822	57,888	51,044
Deferred tax (benefit) expense:
Federal	(11,331)	(11,550)	(15,757)
State	592	(57)	1,316
	(10,739)	(11,607)	(14,441)
Total income tax expense	$56,083	46,281	36,603

The following table presents reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Year Ended December 31,
	2012	2011	2010

		(In thousands)
“Expected” federal income tax expense	$50,698	43,808	34,517
State tax, net	3,304	2,322	2,430
Bank owned life insurance	(972)	(1,098)	(874)
Gain on acquisition	—	—	(646)
Expiration of loss carryforward	2	36	1,484
Change in valuation allowance for federal deferred tax assets	(2)	(36)	(1,455)
ESOP fair market value adjustment	295	189	129
Non-deductible compensation	454	566	760
Non-deductible acquisition related expenses	866	—	—
Expiration of stock options	1,267	—	—
Other	171	494	258
Total income tax expense	$56,083	46,281	36,603
The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax asset:
Employee benefits	$21,165	18,900
Deferred compensation	1,403	1,070
Premises and equipment	907	128
Allowance for loan losses	53,308	43,062
Net unrealized loss on securities	1,888	5,456
Net other than temporary impairment loss on securities	46,384	47,821
Capital losses on securities	762	771
ESOP	1,840	1,613
Allowance for delinquent interest	11,677	11,441
Federal NOL carryforwards	—	—
Fair value adjustments related to acquisition	8,209	1,415
Other	3,910	3,526
Gross deferred tax asset	151,453	135,203
Valuation allowance	(762)	(771)
	150,691	134,432
Deferred tax liability:
Intangible assets	550	759
Discount accretion	135	147
Gross deferred tax liability	685	906
Net deferred tax asset	$150,006	133,526

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
At December 31, 2012, the Company had gross unrealized losses totaling $142.2 million pertaining to our trust preferred securities which were recognized as OTTI charges during the year ended June 30, 2009. Based upon projections of future taxable income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the deferred tax asset.
A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At December 31, 2012 and 2011, the valuation allowance was $762,000 and $771,000, respectively, all of which is related to capital losses on securities. During the year ended December 31, 2012, the Company reduced its valuation reserve due to a change in effective tax rate and the expiration of some capital loss carryforwards.
Retained earnings at December 31, 2012 included approximately $42.3 million for which deferred income taxes of approximately $17.1 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2012 and 2011.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey and New York. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2008. At December 31, 2012, the Company is being reviewed by the Internal Revenue Service, New York State and New York City in relation to acquired entities.

11. Benefit Plans

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
The funded status (fair value of plan assets divided by funding target) as of July 1, 2012 and 2011 was 103.1% and 83.99%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2012.

The Company’s required contribution and pension cost was $5.2 million, $5.2 million and $1.2 million in the years ended December 31, 2012, 2011 and 2010, respectively. The accrued pension liability was $1.1 million and $361,000 at December 31, 2012 and 2011, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan. The Company's expected contribution for the 2013 year is approximately $5.0 million.
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

The following table sets forth information regarding the SERP and the directors’ defined benefit plan:

	December 31,
	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$19,791	15,971
Service cost	1,313	1,061
Interest cost	796	811
Change in discount rate	1,360	—
Actuarial gain	235	2,712
Benefits paid	(764)	(764)
Benefit obligation at end of year	22,731	19,791
Funded status	$(22,731)	(19,791)
The underfunded pension benefits of $22.7 million and $19.8 million at December 31, 2012 and 2011, respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2012 and 2011, are summarized in the following table.

	December 31,
	2012	2011
	(In thousands)
Prior service cost	$244	342
Net actuarial gain	7,933	3,688
Total amounts recognized in accumulated other comprehensive income	$8,177	4,030
The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $14.6 million and $15.8 million at December 31, 2012 and 2011, respectively. The measurement date for our SERP, directors’ plan is December 31 for the years ended December 31, 2012, 2011 and 2010.

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Discount rate	3.56%	4.08%
Rate of compensation increase	3.87%	3.74%

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Service cost	$1,313	1,061	721
Interest cost	796	811	879
Amortization of:
Prior service cost	98	98	97
Net gain	145	—	54
Total net periodic benefit cost	$2,352	1,970	1,751

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2012	2011	2010

Discount rate	4.08%	5.18%	5.61%
Rate of compensation increase	3.74%	3.63%	3.58%
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2013	$971
2014	961
2015	952
2016	942
2017	934
2018 through 2022	9,752
401(k) Plan
The Company has a 401(k) plan covering substantially all employees providing they meet the eligibility age requirement of age 21. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2012, 2011 and 2010 were $1.2 million, $1.0 million and $761,000, respectively.

Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at December 31, 2012 was $34.6 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
At December 31, 2012, shares allocated to participants were 1,134,419 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 3,119,653 at December 31, 2012, and had a fair value of $55.5 million. ESOP compensation expense for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $2.0 million and $1.8 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
The Company also has established an Amended and Restated Supplemental ESOP and Retirement Plan, which is a non-qualified plan that provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by the retirement plan and/or employee stock ownership plan’s benefit formula. With regards to the Supplemental ESOP, the supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. During the years ended December 31, 2012, 2011 and 2010, compensation expense (benefit) related to this plan amounted to $240,000, $200,000 and $200,000, respectively.
Equity Incentive Plan
At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. The Company adopted ASC 718, “Compensation- Stock Compensation”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

During the year ended December 31, 2012, the Compensation and Benefits Committee approved the issuance of an additional 484,000 restricted stock awards and 7,000 stock options to certain officers. During the year ended December 31, 2011, the Compensation and Benefits Committee approved the issuance of an additional 500 restricted stock awards and 15 stock options to certain officers. During the year ended December 31, 2010, the Compensation and Benefits Committee approved the issuance of an additional 495,000 restricted stock awards and 5,000 stock options to certain officers.
ASC 718 also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in the years ended December 31, 2012, 2011 and 2010. In accordance with this guidance the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
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
During the years ended December 31, 2012, 2011 and 2010, the Company recorded $3.7 million, $8.7 million and $9.5 million respectively, of share-based compensation expense, comprised of stock option expense of $424,000, $3.0 million and $3.7 million, respectively, and restricted stock expense of $3.2 million, $5.7 million and $5.8 million, respectively.
The following is a summary of the status of the Company’s restricted shares as of December 31, 2012 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	989,296	$13.02
Granted	484,000	14.75
Vested	(153,057)	12.98
Forfeited	(2,500)	14.66
Non-vested at December 31, 2012	1,317,739	$13.53
Expected future compensation expense relating to the non-vested restricted shares at December 31, 2012 is $14.6 million over a weighted average period of 5.18 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2012:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,350,068	$14.98	5.1	$68,651
Granted	7,000	17.85
Exercised	(3,000)	13.69
Forfeited	(34,000)	15.35
Expired	—	—
Outstanding at December 31, 2012	4,320,068	$14.98	4.2	$12,100
Exercisable at December 31, 2012	4,192,767	$15.02	4.1	$11,600

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		December 31,
	2012	2011	2010

Expected dividend yield	1.12%	—%	0.63%
Expected volatility	30.40%	31.59%	32.48%
Risk-free interest rate	0.67%	2.08%	2.48%
Expected option life	10.0 years	6.5 years	6.5 years
The weighted average grant date fair value of options granted during the years ended December 31, 2012 and 2011 was $6.04 and $4.99 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2012 is $369,000 over a weighted average period of 1.64 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

12. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

At December 31, 2012, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $13.9 million, $10.4 million and $7.2 million for the year ended December 31, 2012, 2011 and 2010, respectively.

The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2013	$11,156
2014	11,281
2015	11,083
2016	10,686
2017	9,416
Thereafter	59,593
$113,215
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
At December 31, 2012, the Company had commitments to originate commercial real estate and commercial and industrial loans of $267.2 million and $33.7 million, respectively. Additionally, the Company had commitments to originate residential fixed- and variable-rate loans of approximately $133.1 million and $54.5 million, respectively; commitments to purchase residential fixed- and variable-rate loans of $85.2 million and $32.3 million, respectively; and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $455.5 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
The Company also originates interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2012 and December 31, 2011 was $384.9 million, and $478.4 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2012 the Company had commitments of approximately $101.2 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $61.9 million to sell loans at December 31, 2012. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $13.6 million at December 31, 2012. The fair values of these obligations were immaterial at December 31, 2012. In addition, at December 31, 2012, we had $107,500 in commercial letters of credit outstanding.

13. Fair Value Measurements
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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011, respectively.

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,161	—	4,161	—
Debt securities:
Government-sponsored enterprises	3,035		3,035
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	667,517	—	667,517	—
Federal National Mortgage Association	706,128	—	706,128	—
Government National Mortgage Association	4,487	—	4,487	—
Total mortgage-backed securities available-for-sale	1,378,132	—	1,378,132	—
Total securities available-for-sale	$1,385,328	—	1,385,328	—

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$1,965	—	1,965	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	395,482	—	395,482	—
Federal National Mortgage Association	567,918	—	567,918	—
Government National Mortgage Association	7,313	—	7,313	—
Non-agency securities	11,037	—	11,037	—
Total mortgage-backed securities available-for-sale	981,750	—	981,750	—
Total securities available-for-sale	$983,715	—	983,715	—
There have been no changes in the methodologies used at December 31, 2012 from December 31, 2011, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2012.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2012, the fair value model used prepayment speeds ranging from 4.3% to 30.1% and a discount rate of 10.0% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable

Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans with $1.0 million in outstanding principal if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At December 31, 2012 appraisals were discounted in a range of 0%-25%.
Other Real Estate Owned
Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0%-25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2012 and December 31, 2011, respectively.

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$12,025	—	—	12,025
Impaired loans	50,470	—	—	50,470
Other real estate owned	8,093	—	—	8,093
	$70,588	—	—	70,588

	Carrying Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$10,806	—	—	10,806
Impaired loans	46,634	—	—	46,634
Other real estate owned	3,081	—	—	3,081
	$60,521	—	—	60,521
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,153	155,153	155,153	—	—
Securities available-for-sale	1,385,328	1,385,328	—	1,385,328	—
Securities held-to-maturity	179,922	198,893	—	159,599	39,294
Stock in FHLB	150,501	150,501	150,501	—	—
Loans held for sale	28,233	28,233	—	28,233	—
Net loans	10,306,786	10,379,358	—	—	10,379,358
Financial liabilities:
Deposits, other than time deposits	5,802,893	5,852,821	5,852,821	—	—
Time deposits	2,965,964	3,009,237	—	3,009,237	—
Borrowed funds	2,705,652	2,804,113	—	2,804,113	—

	December 31, 2011
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$90,139	90,139	90,139	—	—
Securities available-for-sale	983,715	983,715	—	983,715	—
Securities held-to-maturity	287,671	311,860	—	275,154	36,706
Stock in FHLB	116,813	116,813	116,813	—	—
Loans held for sale	18,847	18,847	—	18,847	—
Net loans	8,794,211	8,882,153	—	—	8,882,153
Financial liabilities:
Deposits, other than time deposits	4,020,105	4,044,226	4,044,226	—	—
Time deposits	3,341,898	3,385,577	—	3,385,577	—
Borrowed funds	2,255,486	2,332,624	—	2,332,624	—
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

14. Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and December 31, 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2012 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)	$1,021,674	11.24%	$727,475	8.00%	$909,344	10.00%
Tier I capital (to risk-weighted assets)	907,654	9.98%	363,737	4.00%	545,606	6.00%
Total capital (to average assets)	907,654	7.59%	478,642	4.00%	598,303	5.00%

	Actual		Minimum Requirements
			For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$947,615	12.91%	$587,279	8.00%	$734,099	10.00%
Tier I capital (to risk-weighted assets)	855,538	11.65%	293,640	4.00%	440,460	6.00%
Total capital (to average assets)	855,538	8.21%	416,651	4.00%	520,814	5.00%

15. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2012	2011
	(In thousands)
Assets:
Cash and due from bank	$7,104	9,710
Securities available-for-sale, at estimated fair value	3,611	1,965
Investment in subsidiary	987,596	882,552
ESOP loan receivable	34,592	35,656
Other assets	39,528	37,619
Total Assets	$1,072,431	967,502
Liabilities and Stockholders’ Equity:
Total liabilities	$5,615	62
Total stockholders’ equity	1,066,816	967,440
Total Liabilities and Stockholders’ Equity	$1,072,431	967,502
Statements of Operations

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Income:
Interest on ESOP loan receivable	$1,167	1,192	1,225
Dividend from subsidiary	135,000	30,000	10,000
Interest on deposit with subsidiary	—	8	74
(Loss) gain on securities transactions	(41)	92	43
	136,126	31,292	11,342
Expenses:
Other expenses	1,413	899	1,139
Income before income tax expense	134,713	30,393	10,203
Income tax (benefit) expense	(112)	148	88
Income before undistributed earnings of subsidiary	134,825	30,245	10,115
(Dividend in excess of earnings) equity in undistributed earnings of subsidiary	(46,058)	48,641	51,904
Net income	$88,767	78,886	62,019

 Other Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$88,767	78,886	62,019
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available-for-sale	826	(184)	(14,000)
Total other comprehensive income	826	(184)	(14,000)
Total comprehensive income	$89,593	78,702	62,005

Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Cash flows from operating activities:
Net income	$88,767	78,886	62,019
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Dividend in excess of earning (Equity in undistributed earnings of subsidiary)	46,058	(48,641)	(51,904)
Loss (Gain) on securities transactions	41	(92)	(43)
(Increase) decrease in other assets	(670)	143	96
Increase (decrease) in other liabilities	1,820	(71)	25
Net cash (used in) provided by operating activities	136,016	30,225	10,193
Cash flows from investing activities:
Cash paid for acquisition	(135,000)	—	—
Purchase of investments available-for-sale	(1,000)	—	(150)
Redemption of equity securities available-for-sale	85	176	—
Principal collected on ESOP loan	1,064	1,032	1,001
Net cash (used in) provided by investing activities	(134,851)	1,208	851
Cash flows from financing activities:
Proceeds from sale of treasury stock to subsidiary	2,726	4,855	4,688
Purchase of treasury stock	(902)	(32,489)	(24,461)
Dividends paid	(5,595)	—	—
Net cash used in financing activities	(3,771)	(27,634)	(19,773)
Net (decrease) increase in cash and due from bank	(2,606)	3,799	(8,729)
Cash and due from bank at beginning of year	9,710	5,911	14,640
Cash and due from bank at end of year	$7,104	9,710	5,911

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2012 and 2011.

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$121,216	122,937	121,875	130,161
Interest expense	33,485	31,377	29,938	28,644
Net interest income	87,731	91,560	91,937	101,517
Provision for loan losses	13,000	19,000	16,000	17,000
Net interest income after provision for loan losses	74,731	72,560	75,937	84,517
Non-interest income	10,355	10,580	12,705	10,472
Non-interest expenses	54,455	44,876	48,217	59,459
Income before income tax expense	30,631	38,264	40,425	35,530
Income tax expense	11,696	14,292	15,936	14,159
Net income	$18,935	23,972	24,489	21,371
Basic and diluted earnings per common share	$0.18	0.22	0.23	0.20

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$113,680	118,677	120,548	120,667
Interest expense	35,943	36,262	36,374	35,909
Net interest income	77,737	82,415	84,174	84,758
Provision for loan losses	17,000	18,500	20,000	20,000
Net interest income after provision for loan losses	60,737	63,915	64,174	64,758
Non-interest income	6,502	5,548	6,737	8,417
Non-interest expenses	38,297	39,236	38,546	39,542
Income before income tax expense	28,942	30,227	32,365	33,633
Income tax expense	10,728	10,604	12,398	12,551
Net income	$18,214	19,623	19,967	21,082
Basic and diluted earnings per common share	$0.17	0.18	0.19	0.20

17. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2012			2011			2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$88,767			$78,886			$62,019
Basic earnings per share:
Income available to common stockholders	$88,767	107,371,685	$0.83	$78,886	107,839,000	$0.73	$62,019	109,713,516	$0.57
Effect of dilutive common stock equivalents (1)	—	719,837		—	205,786		—	164,736
Diluted earnings per share:
Income available to common stockholders	$88,767	108,091,522	$0.82	$78,886	108,044,786	$0.73	$62,019	109,878,252	$0.56
(1) For the years ended December 31, 2012, 2011, and 2010, there were 4.9 million, 4.1 million, and 5.3 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

18. Comprehensive Income

 The components of comprehensive income, both gross and net of tax, are as follows:

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
Net income	$144,850	(56,083)	88,767	125,167	(46,281)	78,886	98,622	(36,603)	62,019
Other comprehensive income:
Change in funded status of retirement obligations	(4,267)	1,707	(2,560)	(2,859)	1,144	(1,715)	1,430	(573)	857
Unrealized gain on securities available-for-sale	7,973	(2,893)	5,080	16,188	(6,686)	9,502	673	(254)	419
Reclassification adjustment for losses included in net income	177	(72)	105	(1,168)	477	(691)	(4)	(11)	(15)
Other-than-temporary impairment accretion on debt securities	1,478	(604)	874	3,338	(1,364)	1,974	1,631	(666)	965
Total other comprehensive income	5,361	(1,862)	3,499	15,499	(6,429)	9,070	3,730	(1,504)	2,226
Total comprehensive income	$150,211	(57,945)	92,266	140,666	(52,710)	87,956	102,352	(38,107)	64,245

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2012 and 2011:

	Change in funded status of retirement obligations	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
Balance - December 31, 2011	$(3,319)	10,638	(691)	(17,734)	(11,106)
Net change	(2,560)	5,080	105	874	3,499
Balance - December 31, 2012	$(5,879)	15,718	(586)	(16,860)	(7,607)

Balance - December 31, 2010	$(1,604)	1,136	—	(19,708)	(20,176)
Net change	(1,715)	9,502	(691)	1,974	9,070
Balance - December 31, 2011	$(3,319)	10,638	(691)	(17,734)	(11,106)

19. Recent Accounting Pronouncements
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
In September 2011, the FASB issued ASU 2011-09, Disclosure about an Employer's participation in a Multiemployer Plan which requires additional disclosures about employers' participation in multiemployer pension plans including information about the plan's funded status if it is readily available. The ASU was effective for annual periods for fiscal years ending after December 15, 2011 for public entities. An entity is required to apply the ASU retrospectively for all period presented. The adoption of this pronouncement did not have a material impact on the Company's financial condition or results of operation.
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the provisions of ASU 2011-05 are presentation and disclosure related, the Company’s adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations. The Company has presented comprehensive income in a separate Consolidated Statement of Comprehensive Income and in Note 18 of the Notes to Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (AOCI) on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required US GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company will be required to provide the disclosures beginning with financial statements for the first quarter of 2013. The adoption of this pronouncement will not have a material impact on the Company's financial condition or results of operations.
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

20. Subsequent Events
As defined in FASB ASC 855, "Subsequent Events", subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.
On January 31, 2013, the Company declared its second cash dividend of$0.05 per share to stockholders of record as of February 11, 2013, payable on February 25, 2013.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Bank Amended and Restated Director Retirement Plan*

10.4	Investors Bank Amended and Restated Supplemental ESOP Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Bank Amended and Restated Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Amended and Restated Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Investors Bancorp 2006 Equity Incentive Plan***

10.10	Purchase and Assumption Agreement by and among Millennium and Investors Savings Bank****

10.11	Definitive Agreement and Plan of Merger by and among Investors Bancorp and Brooklyn Federal Bancorp, Inc.*****

10.12	Definitive Agreement and Plan of Merger by and among Investors Bancorp and Marathon Banking Corporation ******

10.13	Definitive Agreement and Plan of Merger by and among Investors Bank, Investors Bancorp and Investors Bancorp, MHC and Roma Bank, Roma Financial Corporation and Roma Financial Corporation, MHC*******

14	Code of Ethics********

21	Subsidiaries of Registrant*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
101.INS (1) XBRL Instance Document 101. SCH (1) XBRL Taxonomy Extension Schema Document 101.CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF (1) XBRL Taxonomy Extension Definition Linkbase Document 101.LAB (1) XBRL Taxonomy Extension Labels Linkbase Document 101.PRE (1) XBRL Taxonomy Extension Presentation Linkbase Document (1) These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not file for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

*	Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (file no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.
**	Incorporated by reference to Appendix A of the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 26, 2008.
***
Incorporated by reference to Appendix B to the Proxy Statement for the Annual Meeting of Stockholders of Investors Bancorp, Inc. (File No. 000-51557), originally filed the Securities and Exchange Commission on September 15, 2006.

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on March 30, 2010.
*****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on August 17, 2011.
******	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on June 19, 2012.
*******	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on December 21, 2012.0
********	Available on our website www.myinvestorsbank.com
*********	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: March 1, 2013	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Chief Executive Officer and President (Principal Executive Officer)	March 1, 2013

/s/ Thomas F. Splaine, Jr. Thomas F. Splaine, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 1, 2013

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 1, 2013

/s/ Domenick Cama Domenick Cama	Director, Chief Operating Officer and Senior Executive Vice President	March 1, 2013

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	March 1, 2013

/s/ William V. Cosgrove William V. Cosgrove	Director	March 1, 2013

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	March 1, 2013

/s/ Vincent D. Manahan, III Vincent D. Manahan, III	Director	March 1, 2013

/s/ Stephen J. Szabatin Stephen J. Szabatin	Director	March 1, 2013

/s/ James H. Ward III James H. Ward III	Director	March 1, 2013

/s/ James Garibaldi James Garibaldi	Director	March 1, 2013