Form 10-Q
period 2013-03-31
Investors Bancorp Inc
filed 2013-05-10
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

As of May 3, 2013, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 111,852,219 shares outstanding, of which 65,396,235 shares, or 58.5%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and cash equivalents	$119,729	155,153
Securities available-for-sale, at estimated fair value	1,412,810	1,385,328
Securities held-to-maturity, net (estimated fair value of $180,564 and $198,893 at March 31, 2013 and December 31, 2012, respectively)	158,027	179,922
Loans receivable, net	10,463,895	10,306,786
Loans held-for-sale	16,076	28,233
Stock in the Federal Home Loan Bank	149,912	150,501
Accrued interest receivable	44,103	45,144
Other real estate owned	7,625	8,093
Office properties and equipment, net	95,659	91,408
Net deferred tax asset	152,018	150,006
Bank owned life insurance	114,698	113,941
Intangible assets	99,448	99,222
Other assets	6,724	8,837
Total assets	$12,840,724	12,722,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$8,774,316	8,768,857
Borrowed funds	2,792,139	2,705,652
Advance payments by borrowers for taxes and insurance	67,906	52,707
Other liabilities	119,655	128,541
Total liabilities	11,754,016	11,655,757
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 111,842,219 and 111,915,882 outstanding at March 31, 2013 and December 31, 2012, respectively	532	532
Additional paid-in capital	535,256	533,858
Retained earnings	666,507	644,923
Treasury stock, at cost; 6,178,061 and 6,104,398 shares at March 31, 2013 and December 31, 2012, respectively	(75,026)	(73,692)
Unallocated common stock held by the employee stock ownership plan	(30,842)	(31,197)
Accumulated other comprehensive loss	(9,719)	(7,607)
Total stockholders’ equity	1,086,708	1,066,817
Total liabilities and stockholders’ equity	$12,840,724	12,722,574
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans receivable and loans held-for-sale	$119,860	110,252
Securities
Equity	4	—
Government-sponsored enterprise obligations	1	7
Mortgage-backed securities	6,577	8,294
Municipal bonds and other debt	1,532	1,258
Interest-bearing deposits	10	14
Federal Home Loan Bank stock	1,450	1,391
Total interest and dividend income	129,434	121,216
Interest expense
Deposits	12,688	18,333
Secured borrowings	14,705	15,152
Total interest expense	27,393	33,485
Net interest income	102,041	87,731
Provision for loan losses	13,750	13,000
Net interest income after provision for loan losses	88,291	74,731
Non-interest income
Fees and service charges	4,401	4,966
Income on bank owned life insurance	757	664
Gain on loan transactions, net	3,074	3,889
Gain (loss) on securities transactions	684	(42)
Loss on sale of other real estate owned, net	(70)	—
Other income	1,243	878
Total non-interest income	10,089	10,355
Non-interest expense
Compensation and fringe benefits	29,824	26,411
Advertising and promotional expense	1,814	1,512
Office occupancy and equipment expense	9,229	10,134
Federal deposit insurance premiums	3,650	1,950
Stationery, printing, supplies and telephone	587	878
Professional fees	2,732	4,442
Data processing service fees	3,656	4,824
Other operating expenses	4,632	4,304
Total non-interest expenses	56,124	54,455
Income before income tax expense	42,256	30,631
Income tax expense	15,089	11,696
Net income	$27,167	18,935
Basic and diluted earnings per share	$0.25	0.18
Weighted average shares outstanding
Basic	107,499,975	107,257,811
Diluted	108,670,384	107,436,211
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$27,167	18,935
Other comprehensive income (loss), net of tax:
Change in funded status of retirement obligations	141	72
Unrealized (loss) gain on securities available-for-sale	(2,043)	1,507
Reclassification adjustment for security (gains) included in net income	(405)	—
Other-than-temporary impairment accretion on debt securities	195	218
Total other comprehensive (loss) income	(2,112)	1,797
Total comprehensive income	$25,055	20,732
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Three months ended March 31, 2013 and 2012
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	18,935	—	—	—	18,935
Other comprehensive income, net of tax	—	—	—	—	—	1,797	1,797
Purchase of treasury stock (3,900 shares)	—	—	—	(776)	—	—	(776)
Treasury stock allocated to restricted stock plan	—	(6,904)	243	6,661	—	—	—
Common stock issued from treasury to finance acquisition (551,862 shares)	—	—	(143)	7,703	—	—	7,560
Compensation cost for stock options and restricted stock	—	848	—	—	—	—	848
ESOP shares allocated or committed to be released	—	167	—	—	355	—	522
Balance at March 31, 2012	$532	530,519	580,631	(73,787)	(32,260)	(9,309)	996,326

Balance at December 31, 2012	$532	533,858	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	27,167	—	—	—	27,167
Other comprehensive income, net of tax	—	—	—	—	—	(2,112)	(2,112)
Purchase of treasury stock (76,663 shares)	—	—	—	(1,376)	—	—	(1,376)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	830	—	—	—	—	830
Net tax benefit from stock-based compensation	—	336	—	—	—	—	336
Cash dividend paid ($0.05 per common share)	—	—	(5,596)	—	—	—	(5,596)
ESOP shares allocated or committed to be released	—	287	—	—	355	—	642
Balance at March 31, 2013	$532	535,256	666,507	(75,026)	(30,842)	(9,719)	1,086,708

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$27,167	18,935
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,472	1,268
Amortization of premiums and accretion of discounts on securities, net	3,155	2,594
Amortization of premiums and accretion of fees and costs on loans, net	2,307	1,882
Amortization of intangible assets	548	361
Provision for loan losses	13,750	13,000
Depreciation and amortization of office properties and equipment	1,936	1,576
(Gain) loss on securities, net	(684)	42
Mortgage loans originated for sale	(141,568)	(189,488)
Proceeds from mortgage loan sales	156,799	182,097
Gain on sales of mortgage loans, net	(3,074)	(3,252)
Loss on sale of other real estate owned	70	—
Income on bank owned life insurance	(757)	(664)
Decrease in accrued interest receivable	1,041	2,015
Deferred tax benefit	(533)	(1,808)
Increase (decrease) in other assets	1,340	(17,503)
(Decrease) increase in other liabilities	(8,647)	56,577
Total adjustments	27,155	48,697
Net cash provided by operating activities	54,322	67,632
Cash flows from investing activities:
Purchases of loans receivable	(202,922)	(156,766)
Net originations of loans receivable	13,024	51,041
Proceeds from sale of loans held for investment	14,093	50,083
Gain on disposition of loans held for investment	—	(637)
Net proceeds from sale of foreclosed real estate	3,036	—
Purchases of debt securities held-to-maturity	(328)	—
Purchases of mortgage-backed securities available-for-sale	(191,193)	(366,107)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	16,955	29,975
Proceeds from paydowns/maturities on debt securities held-to-maturity	6,359	10,173
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	100,348	67,771
Proceeds from sales of mortgage-backed securities available-for-sale	55,971	166,781
Redemption of equity securities available-for-sale	—	85
Proceeds from redemptions of Federal Home Loan Bank stock	31,780	32,152

Purchases of Federal Home Loan Bank stock	(31,191)	(39,126)
Purchases of office properties and equipment	(6,187)	(5,146)
Death benefit proceeds from bank owned life insurance	—	3,204
Cash received, net of cash consideration paid for acquisitions	—	27,741
Net cash used in investing activities	(190,255)	(128,776)
Cash flows from financing activities:
Net increase in deposits	5,459	52,672
Repayments of funds borrowed under other repurchase agreements	(55,000)	(90,000)
Net increase in other borrowings	141,487	104,993
Net increase in advance payments by borrowers for taxes and insurance	15,199	7,675
Dividends paid	(5,596)	—
Purchase of treasury stock	(1,376)	(776)
Net tax benefit from stock-based compensation	336	103
Net cash provided by financing activities	100,509	74,667
Net (decrease) increase in cash and cash equivalents	(35,424)	13,523
Cash and cash equivalents at beginning of period	155,153	90,139
Cash and cash equivalents at end of period	$119,729	103,662
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$2,638	2,256
Cash paid during the year for:
Interest	$26,565	33,857
Income taxes	$6,280	1,490
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$—	170,368
Loans	$—	177,512
Goodwill and other intangible assets, net	$—	16,955
Other assets	$—	15,583
Total non-cash assets acquired	$—	380,418
Liabilities assumed:
Deposits	$—	385,859
Borrowings	$—	8,200
Other liabilities	$—	6,520
Total liabilities assumed	$—	400,579
Net non-cash assets acquired	—	(20,162)
Common stock issued for Brooklyn Federal Savings Bank acquisition	—	7,561
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to the consolidated financial statements included in the Company’s December 31, 2012 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.Business Combinations
On April 5, 2013, the Company entered into a definitive merger agreement with Gateway Community Financial Corporation, the mid-tier holding company for GCF Bank. Gateway Community Financial Corporation has no public shareholders, and therefore no merger consideration will be paid to third parties. The Company will issue shares of its common stock to Investors MHC as consideration for the transaction. The number of shares to be issued will be based on the pro forma market valuation of Gateway Community Financial Corporation as determined by an independent appraisal. As of December 31 2012, Gateway Community Financial Corporation operated 4 branches in Gloucester County, New Jersey, and had assets of $309.8 million, deposits of $278.6 million and a net worth of $24.6 million. The merger agreement has been approved by the boards of directors of each company and is subject to regulatory approvals and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.
On December 19, 2012, the Company entered into a definitive merger agreement with Roma Financial Corporation, the federally-chartered holding company for Roma Bank and RomAsia Bank. Under the terms of the merger agreement, 100% of the shares of Roma Financial will be converted into Investors Bancorp Inc. common stock. As of December 31, 2012, Roma Financial Corporation operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey, and had assets of $1.81 billion, deposits of $1.49 billion and stockholders' equity of $215.6 million. The merger agreement has been approved by the boards of directors of each company. The merger is subject to the required approvals of Investors Bancorp and Roma Financial shareholders, requisite regulatory approvals and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.
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
On January 6, 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. (“BFSB”), the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with five full-service branches in Brooklyn and Long Island. After the purchase accounting adjustments, the Company assumed $385.9 million in customer deposits and acquired $177.5 million in loans. This transaction resulted in $16.7 million of goodwill and generated $218,000 in core deposit intangibles. Under the acquisition method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $10.3 million was paid through a combination of the Company’s common stock (551,862 shares), issued to Investors Bancorp, MHC, and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into the Bank as of the acquisition date. In a separate transaction the Company sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012.

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
The calculation of goodwill is subject to change for up to one year after closing date of the transactions as additional information relative to closing dates estimates and uncertainties becomes available. The purchase accounting for the Brooklyn is complete and reflected in the table above and in our consolidated financial statements.
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
The General Credit Risk fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors.  The expected lifetime losses were calculated using an average of historical losses of the Company, Marathon Bank and peer banks.  The adjustment related to qualitative factors was impacted by general economic conditions, and the risk related to lack of familiarity with the originator's underwriting process.
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
Borrowed Funds. The present value approach was used to determine the fair value of the borrowed funds acquired during 2012.  The fair value of the liability represents the present value of the expected payments using the three year FHLB advance rate.

3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three Months Ended March 31,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$27,167			$18,935
Basic earnings per share:
Income available to common stockholders	$27,167	107,499,975	$0.25	$18,935	107,257,811	$0.18
Effect of dilutive common stock equivalents	—	1,170,409		—	178,400
Diluted earnings per share:
Income available to common stockholders	$27,167	108,670,384	$0.25	$18,935	107,436,211	$0.18

    For the three months ended March 31, 2013 and 2012 there were 4.4 million and 4.3 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,306	919	—	4,225
Debt securities:
Government-sponsored enterprises	3,030	—	2	3,028
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	655,500	7,727	979	662,248
Federal National Mortgage Association	727,143	14,170	1,155	740,158
Government National Mortgage Association	3,103	48	—	3,151
Total mortgage-backed securities available-for-sale	1,385,746	21,945	2,134	1,405,557
Total available-for-sale	1,392,082	22,864	2,136	1,412,810
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	140	2	—	142
Municipal bonds	15,340	1,121	—	16,461
Corporate and other debt securities	30,437	16,753	2,591	44,599
Total debt securities held-to-maturity	45,917	17,876	2,591	61,202
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	55,170	2,936	14	58,092
Federal National Mortgage Association	56,439	4,330	—	60,769
Federal housing authorities	501	—	—	501
Total mortgage-backed securities held-to-maturity	112,110	7,266	14	119,362
Total held-to-maturity	158,027	25,142	2,605	180,564
Total securities	$1,550,109	48,006	4,741	1,593,374

	At December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,306	855	—	4,161
Debt securities:
Government-sponsored enterprises	3,038	—	3	3,035
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	660,095	7,573	151	667,517
Federal National Mortgage Association	689,587	16,735	194	706,128
Government National Mortgage Association	4,414	73	—	4,487
Total mortgage-backed securities available-for-sale	1,354,096	24,381	345	1,378,132
Total available-for-sale	1,360,440	25,236	348	1,385,328
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	147	2	—	149
Municipal bonds	21,156	1,138	—	22,294
Corporate and other debt securities	29,503	13,148	3,356	39,295
Total debt securities held-to-maturity	50,806	14,288	3,356	61,738
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	63,033	3,193	3	66,223
Federal National Mortgage Association	64,278	4,843	—	69,121
Federal housing authorities	1,805	6	—	1,811
Total mortgage-backed securities held-to-maturity	129,116	8,042	3	137,155
Total held-to-maturity	179,922	22,330	3,359	198,893
Total securities	$1,540,362	47,566	3,707	1,584,221
Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices. See note 11 for further discussion on the valuation of securities.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012, was as follows:

	March 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,028	2	—	—	3,028	2
Total debt securities available-for-sale	3,028	2	—	—	3,028	2
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	195,973	979	—	—	195,973	979
Federal National Mortgage Association	191,996	1,155	—	—	191,996	1,155
Total mortgage-backed securities available-for-sale	387,969	2,134	—	—	387,969	2,134
Total available-for-sale	390,997	2,136	—	—	390,997	2,136
Held-to-maturity:
Debt securities:
Corporate and other debt securities	223	3	1,739	2,588	1,962	2,591
Total debt securities held-to-maturity	223	3	1,739	2,588	1,962	2,591
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	5,177	14	—	—	5,177	14
Federal National Mortgage Association	27	—	—	—	27	—
Total mortgage-backed securities held-to-maturity	5,204	14	—	—	5,204	14
Total held-to-maturity	5,427	17	1,739	2,588	7,166	2,605
Total	$396,424	2,153	1,739	2,588	398,163	4,741

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,035	3	—	—	3,035	3
Total debt securities available-for-sale	3,035	3	—	—	3,035	3
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	125,707	135	712	16	126,419	151
Federal National Mortgage Association	67,687	194	—	—	67,687	194
Total mortgage-backed securities available-for-sale	193,394	329	712	16	194,106	345
Total available-for-sale	196,429	332	712	16	197,141	348
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,951	171	1,542	3,185	3,493	3,356
Total debt securities held-to-maturity	1,951	171	1,542	3,185	3,493	3,356
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	347	3	—	—	347	3
Total mortgage-backed securities held-to-maturity	347	3	—	—	347	3
Total held-to-maturity	2,298	174	1,542	3,185	3,840	3,359
Total	$198,727	506	2,254	3,201	200,981	3,707

The gross unrealized losses in our corporate and other debt securities accounted for 54.7% of the gross unrealized losses at March 31, 2013. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 36 pooled trust preferred securities (“TruPS”), principally issued by banks. At March 31, 2013, the amortized cost and estimated fair values of the trust preferred portfolio was $30.4 million and $44.6 million, respectively with 7 of the securities in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of March 31, 2013. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$260.8	$362.2	$101.4	32	6.90%	10.40%	—%	Ca / C
Alesco PF III	B1	596.6	1,192.0	595.4	35	10.10%	10.70%	—%	Ca / C
Alesco PF III	B2	238.8	476.8	238.0	35	10.10%	10.70%	—%	Ca / C
Alesco PF IV	B1	321.0	386.2	65.2	37	3.50%	13.10%	—%	C / C
Alesco PF VI	C2	546.5	955.0	408.5	42	8.30%	17.50%	—%	Ca / C
MM Comm III	B	1,068.2	3,577.7	2,509.5	6	26.70%	9.00%	12.80%	Ba1 / B
MM Comm IX	B1	61.9	36.4	(25.5)	15	32.30%	19.10%	—%	Ca / CC
MMCaps XVII	C1	1,291.4	1,556.8	265.4	32	8.70%	13.30%	—%	Ca / C
MMCaps XIX	C	456.0	20.5	(435.5)	31	27.10%	16.30%	—%	C / C
Tpref I	B	1,281.3	1,931.4	650.1	10	47.80%	9.70%	—%	Ca / WD
Tpref II	B	3,549.5	3,785.9	236.4	16	33.40%	16.10%	—%	Caa3 / C
US Cap I	B2	757.8	1,335.6	577.8	31	11.20%	10.00%	—%	Caa1 / C
US Cap I	B1	2,253.8	4,006.8	1,753.0	31	11.20%	10.00%	—%	Caa1 / C
US Cap II	B1	1,160.1	1,852.5	692.4	39	13.70%	9.00%	—%	Caa3 / C
US Cap III	B1	1,555.3	1,935.0	379.7	31	14.10%	13.60%	—%	Ca / C
US Cap IV	B1	923.7	52.0	(871.7)	44	32.30%	18.20%	—%	C / D
Trapeza XII	C1	1,481.7	570.4	(911.3)	30	22.00%	21.90%	—%	C / C
Trapeza XIII	C1	1,467.4	2,079.0	611.6	43	14.00%	18.50%	—%	Ca / C
Pretsl XXIII	A1	619.3	1,376.2	756.9	66	19.70%	17.30%	31.40%	A3 / BBB
Pretsl XXIV	A1	2,161.8	4,101.7	1,939.9	62	25.10%	18.10%	24.80%	Baa3 / BBB
Pretsl IV	Mez	133.7	193.4	59.7	5	18.00%	14.70%	19.00%	Caa2 / CCC
Pretsl V	Mez	15.1	16.6	1.5	—	65.50%	—%	—%	C / WD
Pretsl VII	Mez	782.4	2,424.2	1,641.7	13	40.30%	11.80%	—%	Ca / C
Pretsl XV	B1	873.1	1,227.6	354.5	52	17.10%	19.50%	—%	C / C
Pretsl XVII	C	563.0	500.8	(62.2)	35	18.10%	24.70%	—%	C / C
Pretsl XVIII	C	1,303.7	1,537.0	233.4	54	19.80%	14.90%	—%	Ca / C
Pretsl XIX	C	552.4	607.1	54.7	51	14.60%	14.20%	—%	C / C
Pretsl XX	C	282.6	226.3	(56.3)	46	18.20%	17.40%	—%	C / C
Pretsl XXI	C1	571.8	1,701.9	1,130.1	51	18.90%	13.00%	—%	C / C
Pretsl XXIII	A-FP	995.3	1,845.7	850.4	94	20.50%	14.50%	18.30%	A1 / BB
Pretsl XXIV	C1	557.8	332.2	(225.6)	62	25.10%	18.10%	—%	C / C
Pretsl XXV	C1	305.9	437.7	131.8	49	25.60%	15.20%	—%	C / C
Pretsl XXVI	C1	354.3	524.6	170.4	53	23.60%	16.60%	—%	C / C
Pref Pretsl IX	B2	405.3	527.0	121.7	34	18.80%	13.80%	—%	Ca/ C
Pretsl II	B1	436.4	603.2	166.8	24	7.50%	9.80%	—%	B
Pretsl X	C2	252.2	303.4	51.2	35	27.60%	13.30%	—%	Ca / C
		$30,437.9	$44,598.5	$14,160.9

(1)	At March 31, 2013, assumed recoveries for current deferrals and defaulted issuers ranged from 0.0% to 15.0%.

(2)	At March 31, 2013, assumed recoveries for expected deferrals and defaulted issuers ranged from 0.8% to 15.0%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity, are shown below.

	March 31, 2013
	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$9,606	9,607
Due after one year through five years	3,614	3,645
Due after five years through ten years	160	162
Due after ten years	35,567	50,816
Total	$48,947	64,230
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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At March 31, 2013, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any OTTI charges for the period ended March 31, 2013. At March 31, 2013, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $28.2 million ($16.7 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance of credit related OTTI, beginning of period	$114,514	117,003
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(814)	(622)
Balance of credit related OTTI, end of period	$113,700	116,381

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended March 31, 2013, proceeds from sales of securities from available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 gross realized losses. For the three months ended March 31, 2013 there were no sales of securities from held-to-maturity portfolio.
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

5.	Loans Receivable, Net
The detail of the loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans	$4,855,748	4,837,838
Multi-family loans	3,097,992	2,995,052
Commercial real estate loans	2,005,781	1,966,156
Construction loans	230,721	224,816
Consumer and other loans	228,217	238,922
Commercial and industrial loans	174,475	168,943
Total loans excluding PCI loans	10,592,934	10,431,727
PCI loans	6,426	6,744
Total loans	10,599,360	10,438,471
Net unamortized premiums and deferred loan costs	14,174	10,487
Allowance for loan losses	(149,639)	(142,172)
Net loans	$10,463,895	10,306,786

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in Marathon Bank acquisition as of October 15, 2012:

October 15, 2012
(In thousands)
Contractually required principal and interest	$11,774
Contractual cash flows not expected to be collected (non-accretable difference)	(4,163)
Expected cash flows to be collected	7,611
Interest component of expected cash flows (accretable yield)	(1,537)
Fair value of acquired loans	$6,074

The following table presents changes in the accretable yield for PCI loans.

Three months ended March 31, 2013
(In thousands)
Balance, beginning of period	$1,457
Acquisitions	—
Accretion	(114)
Net reclassification from non-accretable difference	—
Balance, end of period	$1,343
An analysis of the allowance for loan losses is summarized as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of the period	$142,172	117,242
Loans charged off	(6,867)	(7,007)
Recoveries	584	281
Net charge-offs	(6,283)	(6,726)
Provision for loan losses	13,750	13,000
Balance at end of the period	$149,639	123,516
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Charge-offs	(2,690)	(625)	(381)	(3,021)	—	(150)	—	(6,867)
Recoveries	554	8	1	19	2	—	—	584
Provision	6,391	(394)	5,871	(374)	125	(43)	2,174	13,750
Ending balance-March 31, 2013	$49,624	28,842	38,838	12,686	4,221	1,893	13,535	149,639

Individually evaluated for impairment	$2,107	—	—	—	—	—	—	2,107
Collectively evaluated for impairment	47,517	28,842	38,838	12,686	4,221	1,893	13,535	147,532
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at March 31, 2013	$49,624	28,842	38,838	12,686	4,221	1,893	13,535	149,639

Loans:
Individually evaluated for impairment	$15,104	14,482	10,984	24,806	1,107	—	—	66,483
Collectively evaluated for impairment	4,840,644	3,083,510	1,994,798	205,915	173,367	228,217	—	10,526,451
Loans acquired with deteriorated credit quality	486	429	5,391	—	120	—	—	6,426
Balance at March 31, 2013	$4,856,234	3,098,421	2,011,173	230,721	174,594	228,217	—	10,599,360

	December 31, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(20,180)	(9,058)	(479)	(13,227)	(99)	(1,107)	—	(44,150)
Recoveries	593	—	43	3,387	23	34	—	4,080
Provision	32,509	25,048	2,836	3,063	493	1,824	(773)	65,000
Ending balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Individually evaluated for impairment	$2,142	—	—	—	—	—	—	2,142
Collectively evaluated for impairment	43,227	29,853	33,347	16,062	4,094	2,086	11,361	140,030
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Loans:
Individually evaluated for impairment	$12,235	10,574	7,075	26,314	1,208	—	—	57,406
Collectively evaluated for impairment	4,825,603	2,984,478	1,959,081	198,502	167,735	238,922	—	10,374,321
Loans acquired with deteriorated credit quality	477	419	5,533	—	315	—	—	6,744
Balance at December 31, 2012	$4,838,315	2,995,471	1,971,689	224,816	169,258	238,922	—	10,438,471
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
The following tables present the risk category of loans as of March 31, 2013 and December 31, 2012 by class of loans excluding the PCI loans:

	March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,735,663	29,620	90,465	—	—	4,855,748
Multi-family	3,049,013	30,864	17,833	282	—	3,097,992
Commercial real estate	1,950,166	7,961	47,654	—	—	2,005,781
Construction	199,252	3,378	28,091	—	—	230,721
Commercial and industrial	167,509	797	6,169	—	—	174,475
Consumer and other	225,574	924	1,719	—	—	228,217
Total	$10,327,177	73,544	191,931	282	—	10,592,934

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,714,303	45,144	78,266	125	—	4,837,838
Multi-family	2,945,844	31,594	17,614	—	—	2,995,052
Commercial real estate	1,924,655	18,869	22,632	—	—	1,966,156
Construction	160,390	3,315	61,111	—	—	224,816
Commercial and industrial	162,428	3,319	3,196	—	—	168,943
Consumer and other	236,418	1,065	1,238	201	—	238,922
Total	$10,144,038	103,306	184,057	326	—	10,431,727

The following tables present the payment status of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans excluding the PCI loans:

	March 31, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$19,442	9,564	82,261	111,267	4,744,481	4,855,748
Multi-family	4,483	629	14,527	19,639	3,078,353	3,097,992
Commercial real estate	550	334	10,227	11,111	1,994,670	2,005,781
Construction	—	—	24,117	24,117	206,604	230,721
Commercial and industrial	1,050	810	2,774	4,634	169,841	174,475
Consumer and other	565	86	1,726	2,377	225,840	228,217
Total	$26,090	11,423	135,632	173,145	10,419,789	10,592,934

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$33,451	11,715	76,088	121,254	4,716,584	4,837,838
Multi-family	191	3,950	11,143	15,284	2,979,768	2,995,052
Commercial real estate	16,469	3,016	753	20,238	1,945,918	1,966,156
Construction	—	—	18,876	18,876	205,940	224,816
Commercial and industrial	631	2,639	375	3,645	165,298	168,943
Consumer and other	881	196	1,238	2,315	236,607	238,922
Total	$51,623	21,516	108,473	181,612	10,250,115	10,431,727

The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	March 31, 2013		December 31, 2012
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	328	$84,133	354	$82,533
Construction	9	24,117	9	25,764
Multi-family	7	14,527	5	11,143
Commercial real estate	6	10,227	4	753
Commercial and industrial	6	2,774	2	375
Total non-accrual loans	356	$135,778	374	$120,568
Based on management’s evaluation, at March 31, 2013 the Company classified 1 TDR construction loan for $2.9 million and 18 residential TDR loans totaling $6.0 million that were current as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. As of March 31, 2013, there were $6.4 million of PCI loans, of which 7 PCI loans totaling $3.7 million were current and 6 PCI loans totaling $2.7 million were 90 days or more delinquent. As of December 31, 2012, there were $6.7 million of PCI loans, of which 8 PCI loans totaling $5.8 million were current and 4 PCI loans totaling $966,000 were 90 days or more delinquent.

At March 31, 2013 and December 31, 2012, loans meeting the Company’s definition of an impaired loan which were primarily collateral dependent totaled $66.5 million and $57.4 million, respectively, with allocations of the allowance for loan losses of $2.1 million for both periods. During the three months ended March 31, 2013 and 2012, interest income received and recognized on these loans totaled $666,000 and $236,000, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,632	2,541	—	1,411	9
Multi-family	14,482	16,831	—	10,385	356
Commercial real estate	10,984	11,415	—	7,214	169
Construction loans	24,806	37,907	—	21,297	29
Commercial and industrial	1,107	1,107	—	918	21
With an allowance recorded:
Residential mortgage	13,472	13,632	2,107	10,872	82
Multi-family	—	—	—	1,158	—
Construction loans	—	—	—	11,243	—
Total:
Residential mortgage	15,104	16,173	2,107	12,283	91
Multi-family	14,482	16,831	—	11,543	356
Commercial real estate	10,984	11,415	—	7,214	169
Construction loans	24,806	37,907	—	32,540	29
Commercial and industrial	1,107	1,107	—	918	21
Total impaired loans	$66,483	83,433	2,107	64,498	666

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,448	2,176	—	1,375	20
Multi-family	10,574	19,336	—	6,764	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	25,557	384
Commercial and industrial	1,208	1,208	—	641	90
With an allowance recorded:
Residential mortgage	10,787	11,075	2,142	9,569	283
Multi-family	—	—	—	2,316	—
Construction loans	—	—	—	17,054	—
Total:
Residential mortgage	12,235	13,251	2,142	10,944	303
Multi-family	10,574	19,336	—	9,080	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	42,611	384
Commercial and industrial	1,208	1,208	—	641	90
Total impaired loans	$57,406	85,216	2,142	68,357	1,579
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

The following tables present the total troubled debt restructured loans as of March 31, 2013 excluding PCI loans:

	Three months ended March 31, 2013
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	16	$6,459	28	$8,645	44	$15,104
Multi-family	—	—	2	7,108	2	7,108
Commercial real estate	2	2,558	4	8,924	6	11,482
Commercial and industrial	—	—	1	1,107	1	1,107
Construction	—	—	3	6,032	3	6,032
	18	$9,017	38	$31,816	56	$40,833

The following tables present information about troubled debt restructurings for the periods presented:

	Three months ended March 31, 2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	5	$2,870	$2,974
Multi-family	2	14,267	7,150
Commercial real estate	3	4,423	4,402

	Three months ended March 31, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	8	$1,748	$1,694

Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $518,000 and $542,000 in charges-offs for collateral dependent TDRs during the three months ended March 31, 2013 and 2012, respectively. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.1 million and $5.1 million at March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013, there were 5 residential TDRs that had a weighted average modified interest rate of approximately 3.45% compared to a yield of 5.55% prior to modification. For the three months ended March 31, 2012, there were 8 residential TDRs that had a weighted average modified interest rate of approximately 3.09% compared to a yield of 5.80% prior to modification. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. There were 3 commercial real estate TDRs that had a weighted average modified interest rate of approximately 5.61% as compared to a yield of 7.43% prior to modification for the three months ended March 31, 2013. There were no commercial real estate TDRs for the three months ended March 31, 2012. There were 2 multi-family TDRs that has a weighted average modified interest rate of approximately 3.54% as compared to a yield of 9.10% prior to modification for the three months ended March 31, 2013. There were no multi-family TDRs for the three months ended March 31, 2012.
Loans modified as TDRs in the previous 12 months to March 31, 2013, for which there was a payment default consisted of 9 residential loans with a recorded investment of $2.2 million at March 31, 2013. Loans modified as TDRs in the previous 12 months to March 31, 2012, for which there was a payment default consisted of one construction loan with a recorded investment of $2.9 million at March 31, 2012.
During the three months ended March 31, 2013, the Company sold a pool of non performing residential loans for$5.9 million as well as one construction loan for$8.2 million.

6. Deposits
Deposits are summarized as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Savings	$1,749,827	1,718,199
Checking accounts	2,571,164	2,498,829
Money market deposits	1,568,486	1,585,865
Certificates of deposits	2,884,839	2,965,964
Total	$8,774,316	8,768,857

7. Goodwill and Other Intangible Assets

The carrying amount of goodwill for the period ended March 31, 2013 and December 31, 2012 was approximately $77.1 million.

The following table summarizes other intangible assets as of March 31, 2013 and December 31, 2012:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
March 31, 2013
Mortgage servicing rights	41,245	(27,363)	(1,076)	12,806
Core deposit premiums	14,338	(5,002)	—	9,336
Other	300	(57)	—	243
Total other intangible assets	$55,883	$(32,422)	$(1,076)	$22,385

December 31, 2012
Mortgage servicing rights	$37,838	$(24,107)	$(1,705)	$12,026
Core deposit premiums	14,338	(4,455)	—	9,883
Other	300	(50)	—	250
Total other intangible assets	$52,476	$(28,612)	$(1,705)	$22,159

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.46 billion and $1.40 billion at March 31, 2013 and December 31, 2012 respectively, all of which relate to residential mortgage loans. At March 31, 2013 and December 31, 2012, the servicing asset, included in intangible assets, had an estimated fair value of $12.8 million and $12.0 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.2% , a weighted average constant prepayment rate on mortgages of 11.8% and a weighted average life of 5.0 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

8. Equity Incentive Plan
During the three months ended March 31, 2013, the Company recorded $885,000 of share-based compensation expense, comprised of stock option expense of $87,000 and restricted stock expense of $799,000. During the three months ended March

31, 2012, the Company recorded $745,000 of share-based compensation expense, comprised of stock option expense of $106,000 and restricted stock expense of $639,000.

The following is a summary of the Company’s stock option activity and related information for its option plan for the three months ended March 31, 2013:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,320,068	$14.98	4.2	$12,082,811
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2013	4,320,068	$14.98	3.92	$16,402,389
Exercisable at March 31, 2013	4,228,068	$15.01	3.90	$15,948,029
There were no options granted during the three months ended March 31, 2013. Expected future expense relating to the unvested options outstanding as of March 31, 2013 is $279,600 over a weighted average period of 1.40 years.

The following is a summary of the status of the Company’s restricted shares as of March 31, 2013 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	1,292,739	$13.62
Granted	3,000	18.18
Vested	(218,976)	13.51
Forfeited	—	—
Non-vested at March 31, 2013	1,076,763	$13.70
Expected future compensation expense relating to the non-vested restricted shares at March 31, 2013 is $13.9 million over a weighted average period of 4.92 years.

9. Net Periodic Benefit Plan Expense
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

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Service cost	$450	328
Interest cost	227	199
Amortization of:
Prior service cost	24	24
Net gain	165	36
Total net periodic benefit cost	$866	587

Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the three months ended March 31, 2013.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.8 million to the defined benefit pension plan during the three months March 31, 2013. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2013.

10. Comprehensive Income

The components of comprehensive income, both gross and net of tax, are as follows:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Gross	Tax	Net	Gross	Tax	Net
Net income	$42,256	(15,089)	27,167	30,631	(11,696)	18,935
Other comprehensive income:
Change in funded status of retirement obligations	239	(98)	141	121	(49)	72
Unrealized (loss) gain on securities available-for-sale	(3,476)	1,433	(2,043)	2,384	(877)	1,507
Reclassification adjustment for gains included in net income	(684)	279	(405)	—	—	—
Other-than-temporary impairment accretion on debt securities	330	(135)	195	369	(151)	218
Total other comprehensive income	(3,591)	1,479	(2,112)	2,874	(1,077)	1,797
Total comprehensive income	$38,665	(13,610)	25,055	33,505	(12,773)	20,732

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012:

	Change in funded status of retirement obligations	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Total accumulated other comprehensive loss
Balance - December 31, 2012	$(5,879)	15,718	(586)	(16,860)	(7,607)
Net change	141	(2,043)	(405)	195	(2,112)
Balance - March 31, 2013	$(5,738)	13,675	(991)	(16,665)	(9,719)

Balance - December 31, 2011	$(3,319)	10,638	(691)	(17,734)	(11,106)
Net change	72	1,507	—	218	1,797
Balance - March 31, 2012	$(3,247)	12,145	(691)	(17,516)	(9,309)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

For the Three Months Ended March 31, 2013
(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	(684)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	8
Amortization of prior service cost	37
Amortization of net gain	194
Compensation and fringe benefits	239
Total before tax	(445)
Income tax benefit	181
Net of tax	(264)

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other postretirement benefit plan. See Note 9 for additional details.

11. Fair Value Measurements
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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, respectively.

	Carrying Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,225	—	4,225	—
Debt securities:
Government-sponsored enterprises	3,028		3,028
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	662,248	—	662,248	—
Federal National Mortgage Association	740,158	—	740,158	—
Government National Mortgage Association	3,151	—	3,151	—
Total mortgage-backed securities available-for-sale	1,405,557	—	1,405,557	—
Total securities available-for-sale	$1,412,810	—	1,412,810	—

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,161	—	4,161	—
Debt securities:
Government-sponsored enterprises	3,035	—	3,035	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	667,517	—	667,517	—
Federal National Mortgage Association	706,128	—	706,128	—
Government National Mortgage Association	4,487	—	4,487	—
Total mortgage-backed securities available-for-sale	1,378,132	—	1,378,132	—
Total securities available-for-sale	$1,385,328	—	1,385,328	—
There have been no changes in the methodologies used at March 31, 2013 from December 31, 2012, and there were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At March 31, 2013, the fair value model used prepayment speeds ranging from 5.8% to 24.6% and a discount rate of 10.2% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans with $1.0 million in outstanding principal if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At March 31, 2013 appraisals were discounted in a range of 0%-25%.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012, respectively.

	Carrying Value at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$6,727	—	—	6,727
Impaired loans	8,715	—	—	8,715
Other real estate owned	2,907	—	—	2,907
	$18,349	—	—	18,349

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$12,025	—	—	12,025
Impaired loans	50,470	—	—	50,470
Other real estate owned	8,093	—	—	8,093
	$70,588	—	—	70,588
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	March 31, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$119,729	119,729	119,729	—	—
Securities available-for-sale	1,412,810	1,412,810	—	1,412,810	—
Securities held-to-maturity	158,027	180,564	—	135,965	44,599
Stock in FHLB	149,912	149,912	149,912	—	—
Loans held for sale	16,076	16,076	—	16,076	—
Net loans	10,463,895	10,455,644	—	—	10,455,644
Financial liabilities:
Deposits, other than time deposits	5,889,477	5,896,187	5,896,187	—	—
Time deposits	2,884,839	2,921,600	—	2,921,600	—
Borrowed funds	2,792,139	2,882,591	—	2,882,591	—

	December 31, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,153	155,153	155,153	—	—
Securities available-for-sale	1,385,328	1,385,328	—	1,385,328	—
Securities held-to-maturity	179,922	198,893	—	159,599	39,294
Stock in FHLB	150,501	150,501	150,501	—	—
Loans held for sale	28,233	28,233	—	28,233	—
Net loans	10,306,786	10,379,358	—	—	10,379,358
Financial liabilities:
Deposits, other than time deposits	5,802,893	5,852,821	5,852,821	—	—
Time deposits	2,965,964	3,009,237	—	3,009,237	—
Borrowed funds	2,705,652	2,804,113	—	2,804,113	—
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

12. Recent Accounting Pronouncements
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in conjunction with the IASB’s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the Boards retained the existing offsetting models under U.S. GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. Thee adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.
In January 2013, the FASB issued ASU 2013-1, Scope of Disclosures about Offsetting Assets and Liabilities. The main provision of ASU 2013-1 is to clarify the scope of the new offsetting disclosures required under ASU 2011-11 to derivatives, including bifurcated embedded derivatives; repurchase and reverse repurchase agreements and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement regardless of their presentation in the financial statements. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (AOCI) on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required US GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company has presented comprehensive income in a separate Consolidated Statement of Comprehensive Income and in Note 10 of the Notes to Consolidated Financial Statements.

13. Subsequent Events

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
On April 29, 2013, the Company declared a cash dividend of $0.05 per share to stockholders of record as of May 10, 2013, payable on May 24, 2013.

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
Core Deposit Premiums. Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over 10 years. The Company periodically evaluates the value of core deposit premiums to ensure the carrying amount exceeds its implied fair value.
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
The continued low interest rate environment has resulted in our earning assets being refinanced at lower yields and new assets being originated at lower yields. The Company has been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities. The Company continues to actively manage its interest rate risk as the current interest rate environment is forecasted to remain at these low levels through year end 2013 and likely into 2014. As this low interest rate environment continues, the Company will be subject to net interest income compression if interest rates on interest bearing liabilities do not decrease as quickly as interest rates on our earning assets. The Company will continue to manage its interest rate risk.

The Company's results of operations are also significantly affected by general economic conditions. The national and regional unemployment rates remain at elevated levels. This factor coupled with the weakness in the housing and real estate markets have resulted in the Company recognizing higher credit costs on the loan portfolio. Despite these conditions our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, as well as our diligence in resolving our troubled loans.
The Company continues to transform the mix of its balance sheet. Our loan portfolio continued to grow this quarter as net loans, including loans held for sale, increased by $145 million or 1.4% since December 31, 2012. The loan growth continues to be predominately in the commercial and multi-family portfolios which for the first time comprise over 50% of our loan portfolio. We continue to transform our primary source of funding as well as core deposits increased to 67.1% of total deposits, which totaled $8.8 billion at March 31, 2013.
We continue to actively look for opportunities to enhance shareholder value. In December 2012, the Company announced its pending acquisition of Roma Financial Corporation with approximately $1.8 billion in assets, $1.5 billion in deposits and 26 full service branches in southern New Jersey. In April 2013, the Company announced the pending acquisition of Gateway Community Financial Corp with approximately $310 million in assets, $280 million in deposits, and 4 full service branches which compliment the Roma franchise. When these acquisitions are completed, Investors will emerge with the largest market share of any New Jersey- headquartered banks. It will also expand our footprint into the greater Philadelphia market and allow us to enhance the lending relationships we already have in those markets. In addition to our acquisition strategy, the Company announced a $0.05 dividend to shareholders which is payable in May.
Comparison of Financial Condition at March 31, 2013 and December 31, 2012
Total Assets. Total assets increased by $118.2 million, or 0.9%, to $12.84 billion at March 31, 2013 from $12.72 billion at December 31, 2012. This increase was largely the result of net loans, including loans held for sale, increasing $145.0 million to $10.48 billion at March 31, 2013 from $10.34 billion at December 31, 2012 offset by a decrease in cash of $35.4 million to $119.7 million at March 31, 2013 from $155.2 million at December 31, 2012.
Net Loans. Net loans, including loans held for sale, increased by $145.0 million, or 1.4%, to $10.48 billion at March 31, 2013 from $10.34 billion at December 31, 2012. At March 31, 2013, total loans were $10.60 billion and included $4.86 billion in residential loans, $3.10 billion in multi-family loans, $2.01 billion in commercial real estate loans, $230.7 million in construction loans, $228.2 million in consumer and other loans and $174.6 million in commercial and industrial loans. For the three months ended March 31, 2013, we originated $227.3 million in multi-family loans, $129.6 million in commercial real estate loans, $9.0 million in commercial and industrial loans, $17.7 million in consumer and other loans and $16.0 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the three months ended March 31, 2013, Investors Home Mortgage Co. originated $419.2 million in residential mortgage loans of which $141.6 million were for sale to third party investors and $277.6 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the three months ended March 31, 2013, we purchased loans totaling $202.9 million from these entities.
The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans at March 31, 2013 was $368.8 million compared to $384.0 million at December 31, 2012. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisition of Marathon. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by Investors.  The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans of $2.6 million) on the dates indicated as well as certain asset quality ratios.

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	328	$84.1	354	$82.5	335	$81.2	328	$81.7	328	$86.1
Construction	9	24.1	9	25.8	9	26.6	15	51.4	16	57.2
Multi-family	7	14.5	5	11.1	6	12.0	6	13.3	4	6.2
Commercial	6	10.2	4	0.8	1	0.8	1	1.2	2	0.4
Commercial and industrial	6	2.8	2	0.4	1	0.1	2	0.8	—	—
Total non-accrual loans	356	$135.7	374	$120.6	352	$120.7	352	$148.4	350	$149.9
Accruing troubled debt restructured loans	18	$9.0	22	$15.8	18	$14.8	17	$8.9	15	$8.4
Non-accrual loans to total loans		1.28%		1.16%		1.28%		1.60%		1.64%
Allowance for loan loss as a percent of non-performing loans		110.21%		117.92%		108.79%		86.58%		82.53%
Allowance for loan loss as a percent of total loans		1.41%		1.36%		1.39%		1.38%		1.35%

Total non-accrual loans increased $15.1 million to $135.7 million at March 31, 2013 compared to $120.6 million at December 31, 2012. We will continue to diligently resolve our troubled loans. Our allowance for loan loss as a percent of total loans is 1.41%. At March 31, 2013, there were $40.8 million of loans deemed trouble debt restructuring, of which $9.0 million were accruing and $31.8 million were on non-accrual.
In addition to non-accrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of March 31, 2013, there were 4 multi-family loans totaling $5.1 million, 2 commercial real estate loans for $884,000, and 6 commercial and industrial loan totaling $1.8 million that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 1.28% at March 31, 2013 compared to 1.16% at December 31, 2012. The allowance for loan losses as a percentage of non-accrual loans was 110.21% at March 31, 2013 compared to 117.92% at December 31, 2012. At March 31, 2013, our allowance for loan losses as a percentage of total loans was 1.41% compared to 1.36% at December 31, 2012.

At March 31, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent loans and totaled $66.5 million of which $13.5 million of impaired loans had a specific allowance for credit losses of $2.1 million and $53.0 million of impaired loans had no specific allowance for credit losses. At December 31, 2012, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $57.4 million, of which $10.8 million of impaired loans had a related allowance for credit losses of $2.1 million and $46.6 million of impaired loans had no related allowance for credit losses.

At March 31, 2013, there were 12 commercial loans totaling $25.7 million and 44 residential loans totaling $15.1 million which are deemed troubled debt restructurings. At March 31, 2013, there were 10 of the commercial loans totaling $23.2 million and 28 of the residential loan totaling $8.6 million included in non-accrual loans.
The following table sets forth the allowance for loan losses at March 31, 2013 and December 31, 2012 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	March 31, 2013		December 31, 2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$49,624	45.84%	$45,369	46.35%
Multi-family	28,842	29.25%	29,853	28.70%
Commercial real estate	38,838	18.93%	33,347	18.89%
Construction loans	12,686	2.18%	16,062	2.15%
Commercial and industrial	4,221	1.65%	4,094	1.62%
Consumer and other loans	1,893	2.15%	2,086	2.29%
Unallocated	13,535	—	11,361	—
Total allowance	$149,639	100.00%	$142,172	100.00%

The allowance for loan losses increased by $7.4 million to $149.6 million at March 31, 2013 from $142.2 million at December 31, 2012. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the impact of the deterioration of the real estate and economic environments in our lending area.

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
Securities. Securities, in the aggregate, increased by $5.6 million, or 0.4%, to $1.57 billion at March 31, 2013. The increase in the portfolio was primarily due to the purchase of agency issued mortgage backed securities partially offset by sales, normal pay downs or maturities during the three months March 31, 2013.
Goodwill, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. At March 31, 2013, goodwill was $77.1 million. The amount of stock we own in the Federal Home Loan Bank (FHLB) decreased by $589,000 or 0.4% from $150.5 million at December 31, 2012 to $149.9 million at March 31, 2013. Bank owned life insurance was $114.7 million at March 31, 2013 compared to $113.9 million at December 31, 2012.
Deposits. Deposits increased by $5.5 million from December 31, 2012 or 0.1% to $8.77 billion at March 31, 2013. This increase was attributed to an increase in core deposits of $86.6 million or 1.5%, partially offset by a $81.1 million decrease in certificates of deposit. Core deposits now represent 67.1% of our total deposit portfolio.
Borrowed Funds. Borrowed funds increased $86.5 million, or 3.2%, to $2.79 billion at March 31, 2013 from $2.71 billion at December 31, 2012 due to the funding of our asset growth.
Stockholders’ Equity. Stockholders' equity increased $19.9 million to $1.09 billion at March 31, 2013 from $1.07 billion at December 31, 2012. The increase is primarily attributed to the $27.2 million of net income for the three months ended March 31, 2013 offset by a $2.1 million increase to other comprehensive loss. Stockholders' equity was also impacted by the declaration of a cash dividend of $0.05 per common share that resulted in a decrease of $5.6 million.

Average Balance Sheets for the Three Months ended March 31, 2013 and 2012
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three months ended March 31, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	For Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$112,869	$10	0.04%	$95,604	$14	0.06%
Securities available-for-sale(1)	1,371,679	5,363	1.56	1,157,510	5,891	2.04
Securities held-to-maturity	169,374	2,751	6.50	268,416	3,668	5.47
Net loans	10,364,257	119,860	4.63	8,915,992	110,252	4.95
Stock in FHLB	144,749	1,450	4.01	112,759	1,391	4.93
Total interest-earning assets	12,162,928	129,434	4.26	10,550,281	121,216	4.60
Non-interest-earning assets	549,764			470,532
Total assets	$12,712,692			$11,020,813
Interest-bearing liabilities:
Savings deposits	$1,739,465	$1,677	0.39%	$1,407,586	$1,973	0.56%
Interest-bearing checking	1,740,042	1,458	0.34	1,335,836	1,700	0.51
Money market accounts	1,585,992	1,687	0.43	1,221,482	2,087	0.68
Certificates of deposit	2,927,195	7,866	1.07	3,405,240	12,573	1.48
Total interest-bearing deposits	7,992,694	12,688	0.63	7,370,144	18,333	0.99
Borrowed funds	2,631,414	14,705	2.24	2,063,436	15,152	2.94
Total interest-bearing liabilities	10,624,108	27,393	1.03	9,433,580	33,485	1.42
Non-interest-bearing liabilities	1,012,314			602,578
Total liabilities	11,636,422			10,036,158
Stockholders’ equity	1,076,270			984,655
Total liabilities and stockholders’ equity	$12,712,692			$11,020,813
Net interest income		$102,041			$87,731
Net interest rate spread(2)			3.23%			3.18%
Net interest-earning assets(3)	$1,538,820			$1,116,701
Net interest margin(4)			3.36%			3.33%
Ratio of interest-earning assets to total interest-bearing liabilities	1.14	X		1.12	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012
Net Income. The net income for the three months ended March 31, 2013 was $27.2 million compared to $18.9 million for the three months ended March 31, 2012.
Net Interest Income. Net interest income increased by $14.3 million, or 16.3%, to $102.0 million for the three months ended March 31, 2013 from $87.7 million for the three months ended March 31, 2012. The increase was primarily due to the average balance of interest earning assets increasing $1.61 billion to $12.16 billion at March 31, 2013 compared to $10.55 billion at March 31, 2012, as well as a 39 basis point decrease in our cost of interest-bearing liabilities to 1.03% for the three months ended March 31, 2013 from 1.42% for the three months ended March 31, 2012. These were partially offset by the average balance of our interest bearing liabilities increasing $1.19 billion to $10.62 billion at March 31, 2013 compared to $9.43 billion at March 31, 2012, as well as the yield on our interest-earning assets decreasing 34 basis points to 4.26% for the three months ended March 31, 2013 from 4.60% for the three months ended March 31, 2012. While the yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to fall resulting in our net interest spread increasing by 5 basis points to 3.23% for the three months ended March 31, 2013 from 3.18% for the three months ended March 31, 2012.
Interest and Dividend Income. Total interest and dividend income increased by $8.2 million, or 6.8%, to $129.4 million for the three months ended March 31, 2013 from $121.2 million for the three months ended March 31, 2012. This increase is attributed to the average balance of interest-earning assets increasing $1.61 billion or 15.3%, to $12.16 billion for the three months ended March 31, 2013 from $10.55 billion for the three months ended March 31, 2012 due to organic growth and acquisitions. This was partially offset by the weighted average yield on interest-earning assets decreasing 34 basis points to 4.26% for the three months ended March 31, 2013 compared to 4.60% for the three months ended March 31, 2012.

Interest income on loans increased by $9.6 million, or 8.7%, to $119.9 million for the three months ended March 31, 2013 from $110.3 million for the three months ended March 31, 2012, reflecting a $1.45 billion or 16.2%, increase in the average balance of net loans to $10.36 billion for the three months ended March 31, 2013 from $8.92 billion for the three months ended March 31, 2012. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $1.18 billion and $552.8 million, respectively as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. This was partially offset by the decrease in the average balance of residential loans and construction loans of $250.1 million and $41.8 million, respectively for the three months ended March 31, 2013. The increase also reflects $3.1 million in loan prepayment fees recorded in interest income for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012. The increase was partially offset by a 32 basis point decrease in the average yield on net loans to 4.63% for the three months ended March 31, 2013 from 4.95% for the three months ended March 31, 2012, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, decreased by $1.4 million or 12.7%, to $9.6 million for the three months ended March 31, 2013 from $11.0 million for the three months ended March 31, 2012. The decrease is attributed to the weighted average yield on interest-earning assets, excluding loans, decreasing by 55 basis points to 2.13% for the three months ended March 31, 2013 compared to 2.68% for the three months ended March 31, 2012 reflecting the lower interest rate environment. This was partially offset by a $164.4 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.80 billion for the three months ended March 31, 2013 from $1.63 billion for the three months ended March 31, 2012.
Interest Expense. Total interest expense decreased by $6.1 million, or 18.2%, to $27.4 million for the three months ended March 31, 2013 from $33.5 million for the three months ended March 31, 2012. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 39 basis points to 1.03% for the three months ended March 31, 2013 compared to 1.42% for the three months ended March 31, 2012. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.19 billion, or 12.6%, to $10.62 billion for the three months ended March 31, 2013 from $9.43 billion for the three months ended March 31, 2012.

Interest expense on interest-bearing deposits decreased $5.6 million, or 30.8% to $12.7 million for the three months ended March 31, 2013 from $18.3 million for the three months ended March 31, 2012. This decrease is attributed to a 36 basis point decrease in the average cost of interest-bearing deposits to 0.63% for the three months ended March 31, 2013 from 0.99% for the three months ended March 31, 2012 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $622.6 million, or 8.5% to $7.99 billion for the three months ended March 31, 2013 from $7.37 billion for the three months ended March 31, 2012. Core deposit accounts- savings, checking and money market- outpaced average total interest-bearing deposit growth as average core deposits increased $1.10 billion over the past year.

Interest expense on borrowed funds decreased by $447,000 or 3.0%, to $14.7 million for the three months ended March 31, 2013 from $15.2 million for the three months ended March 31, 2012. This decrease is attributed to the average cost of borrowed funds decreasing 70 basis points to 2.24% for the three months ended March 31, 2013 rom 2.94% for the three months ended March 31, 2012 as recent borrowings were priced at current interest rates. This was partially offset by the average balance of borrowed funds increasing by $568.0 million or 27.5%, to $2.63 billion for the three months ended March 31, 2013 from $2.06 billion for the three months ended March 31, 2012.
Provision for Loan Losses. Our provision for loan losses was $13.8 million for the three months ended March 31, 2013 compared to $13.0 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, net charge-offs were $6.3 million compared to $6.7 million for the three months ended March 31, 2012. Our provision for the three months ended March 31, 2013 is a result of continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at March 31, 2013 and March 31, 2012.”
Non-Interest Income. Total non-interest income decreased by $265,000, or 2.6% to $10.1 million for the three months ended March 31, 2013 from $10.4 million for the three months ended March 31, 2012. The decrease is primarily attributed to the gain on the sale of loans decreasing $815,000 to $3.1 million for the three months ended March 31, 2013 as more of the originations from our Mortgage Company were maintained in portfolio versus sold to third parties, as well as a decrease of $565,000 in fees and service charges. These decreases were offset by an increase of $726,000 on gains from securities sold during the quarter and $456,000 in additional income from non-deposit investment products.
Non-Interest Expenses. Total non-interest expenses increased by $1.7 million, or 3.1%, to $56.1 million for the three months ended March 31, 2013 from $54.5 million for the three months ended March 31, 2012. Compensation and fringe benefits increased $3.4 million primarily as a result of the staff additions to support our continued growth including employees from the acquisition of Marathon Bank, a federally chartered bank with 13 full-service branches in the New York metropolitan area which was completed in the fourth quarter of 2012, as well as normal merit increases. Occupancy expenses, professional fees and data processing expenses decreased $904,000, $1.7 million and $1.2 million, respectively, for the three months ended March 31, 2013. The three months ended March 31, 2012 reflects costs of $6.0 million associated with the Brooklyn Federal acquisition. In addition, our FDIC insurance premium increased $1.7 million as the FDIC reclassified Investors Bank as a large institution which increased our assessment rate.
Income Tax Expense. Income tax expense was $15.1 million for the three months ended March 31, 2013, representing a 35.90% effective tax rate compared to income tax expense of $11.7 million for the three months ended March 31, 2012 representing a 38.19% effective tax rate.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, Federal Home Loan Bank (“FHLB”) and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit and other borrowings from the FHLB and other correspondent banks.
At March 31, 2013, the Company had overnight borrowings outstanding with FHLB of $361.0 million compared to $373.5 million at December 31, 2012. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $2.79 billion at March 31, 2013, an increase from $2.70 billion at December 31, 2012.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2013, outstanding commitments to originate loans totaled $809.4 million; outstanding unused lines of credit totaled $490.4 million; standby letters of credit totaled $14.6 million and outstanding commitments to sell loans totaled $49.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.62 billion at March 31, 2013. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three month period ended March 31, 2013, the Company did not repurchase any shares of its common stock. Under the current share repurchase program, 2,111,597 shares remain available for repurchase. At March 31, 2013, a total of 16,652,720 shares have been purchased under Board authorized share repurchase programs, of which 3,412,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of March 31, 2013, the Bank exceeded all regulatory capital requirements as follows:

	March 31, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$1,049,305	11.36%	738,917	8.00%
Tier I capital (to risk-weighted assets)	933,427	10.11	369,459	4.00
Tier I capital (to average assets)	933,427	7.41	503,816	4.00

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2013:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$2,792,139	983,000	179,000	325,000	1,305,139
Commitments to originate and purchase loans	$809,405	809,405	—	—	—
Commitments to sell loans	$49,563	49,563	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $130.1 million of the borrowings are callable at the option of the lender.
Additionally, at March 31, 2013, the Company’s commitments to fund unused lines of credit totaled $490.4 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes capitalized and operating lease obligations. These contractual obligations as of March 31, 2013, have not changed significantly from December 31, 2012.
In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our December 31, 2012 Annual Report on Form 10-K.

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
The general objective of our interest rate risk management is to determine the appropriate level of risk given our business model and then manage that risk in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates. Our Asset Liability Committee, which consists of senior management, evaluates the interest rate risk inherent in certain assets and liabilities, our operating environment and capital and liquidity requirements and modifies our lending, investing and deposit gathering strategies accordingly. On a quarterly basis, our Board of Directors reviews the Asset Liability Committee report, the aforementioned activities and strategies, the estimated effect of those strategies on our net interest margin and the estimated effect that changes in market interest rates may have on the economic value of our loan and securities portfolios, as well as the intrinsic value of our deposits and borrowings.
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable- rate first mortgages. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rate earned in the mortgage loans will increase as prevailing market rates increase. However, the current interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial real estate mortgage loans, particularly multi-family loans, as these loan types may reduce our interest rate risk due to their shorter repricing term compared to fixed rate residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
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

Quantitative Analysis. The table below sets forth, as of March 31, 2013, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value(2)			Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV	Increase (Decrease) in Estimated Net Interest Income		Estimated Net Interest Income(3)	Increase (Decrease) in Estimated Net Interest Income
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$669,509	(195,032)	(22.6)%	$357,168	(29,098)	(7.5)%
0bp	$864,541	—	—	$386,266	—	—
-100bp	$759,708	(104,833)	(12.1)%	$390,972	4,706	1.2%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at March 31, 2013, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 22.6% decrease in NPV and a $29.1 million, or 7.5%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 12.1% decrease in NPV and a $4.7 million, or 1.2%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

On April 25, 2013, Investors Bancorp, Inc. (“Investors Bancorp”) and Roma Financial Corporation (“Roma Financial”) entered into a Memorandum of Understanding (the “MOU”) with plaintiffs regarding the settlement of a putative class action captioned Joseph T. Zalescik v. Peter Inverso, Michele Siekerka, Alfred DeBlasio, Jr., Thomas Bracken, Robert Albanese, William Walsh, Jr., Dennis Bone, Robert Rosen, Jeffrey Taylor, Roma Financial Corporation, Roma Financial Corporation, MHC, Roma Bank, Investors Bancorp, Inc., Investors Bancorp MHC, and Investors Bank, pending before the Superior Court of the State of New Jersey, Chancery Division, Mercer County (the “Action”).
As described in the Joint Proxy Statement/Prospectus of Investors Bancorp and Roma Financial, dated April 26, 2013 (the “Joint Proxy Statement”), regarding the proposed merger (the “Merger”) of Roma Bank with and into Investors Bank, Roma Financial within and into Investors Bancorp and Roma Financial Corporation, MHC with and into Investors Bancorp, MHC, the Action relates to the Agreement and Plan of Merger, dated as of December 19, 2012 by and among (i) Investors Bank, Investors Bancorp, Inc. and Investors Bancorp, MHC, and (ii) Roma Bank, Roma Financial Corporation and Roma Financial Corporation, MHC. Pursuant to the MOU, Roma Financial and Investors Bancorp agreed to make available additional information to Roma Financial and Investors Bancorp stockholders. The additional information is contained in the Joint Proxy Statement.
Investors Bancorp, Roma Financial and the other defendants deny all of the allegations in the Action and believe the disclosure in the Registration Statement on Form S-4, filed on March 19, 2013, was adequate under the law. Nevertheless, Investors Bancorp, Roma Financial and the other defendants have agreed to settle the Action in order to avoid the costs, disruption and distraction of further litigation.
In addition, the Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
There have been no material changes in the “Risk Factors” disclosed in the Company’s December 31, 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table reports information regarding repurchases of our common stock during the quarter ended March 31, 2013 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased(1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	46,331	$17.91	$829,872	2,141,929
February 1, 2013 through February 28, 2013	30,332	17.99	545,672	2,111,597
March 1, 2013 through March 31, 2013	—	—	—	2,111,597
Total	76,663	17.94	$1,375,544

On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,111,597 shares yet to be purchased as of March 31, 2013.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc.*

3.2	Bylaws of Investors Bancorp, Inc.*

4	Form of Common Stock Certificate of Investors Bancorp, Inc.*

10.1	Form of Employment Agreement between Investors Bancorp, Inc. and certain executive officers*

10.2	Form of Change in Control Agreement between Investors Bancorp, Inc. and certain executive officers *

10.3	Investors Bank Amended and Restated Director Retirement Plan*

10.4	Investors Bank Amended and Restated Supplemental ESOP Retirement Plan*

10.5	Investors Bancorp, Inc. Supplemental Wage Replacement Plan*

10.6	Investors Bank Amended and Restated Deferred Directors Fee Plan*

10.7	Investors Bancorp, Inc. Amended and Restated Deferred Directors Fee Plan*

10.8	Executive Officer Annual Incentive Plan**

10.9	Investors Bancorp 2006 Equity Incentive Plan***

10.10	Definitive Agreement and Plan of Merger by and among Investors Bank, Investors Bancorp and Investors Bancorp, MHC and Roma Bank, Roma Financial Corporation and Roma Financial Corporation, MHC****

10.11
Agreement and Plan of Merger dated as of April 5, 2013 by and among Investors Bank, Investors Bancorp, Inc., Investors Bancorp MHC and GCF Bank, Gateway Community Financial Corp. and Gateway Community Financial, MHC *****

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

101
101.INS (1) XBRL Instance Document 101. SCH (1) XBRL Taxonomy Extension Schema Document 101.CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF (1) XBRL Taxonomy Extension Definition Linkbase Document 101.LAB (1) XBRL Taxonomy Extension Labels Linkbase Document 101.PRE (1) XBRL Taxonomy Extension Presentation Linkbase Document (1) These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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

****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on December 21, 2012.
*****	Incorporated by reference to Form 8-K originally filed with the Securities and Exchange Commission on April 8, 2013.
******	Available on our website www.myinvestorsbank.com

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: May 10, 2013	By:	/s/ Kevin Cummings
Kevin Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2013	By:	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)