Form 10-Q
period 2013-06-30
Investors Bancorp Inc
filed 2013-08-09
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

As of August 1, 2013, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 111,911,719 shares outstanding, of which 65,396,235 shares, or 58.4%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2013 (unaudited) and December 31, 2012

	6/30/2013	December 31, 2012
	(In thousands)
ASSETS
Cash and cash equivalents	$155,481	155,153
Securities available-for-sale, at estimated fair value	846,301	1,385,328
Securities held-to-maturity, net (estimated fair value of $707,638 and $198,893 at June 30, 2013 and December 31, 2012, respectively)	690,275	179,922
Loans receivable, net	10,912,805	10,306,786
Loans held-for-sale	22,089	28,233
Stock in the Federal Home Loan Bank	180,149	150,501
Accrued interest receivable	44,253	45,144
Other real estate owned	5,434	8,093
Office properties and equipment, net	99,494	91,408
Net deferred tax asset	167,302	150,006
Bank owned life insurance	115,429	113,941
Intangible assets	99,738	99,222
Other assets	7,628	8,837
Total assets	$13,346,378	12,722,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$8,666,620	8,768,857
Borrowed funds	3,403,125	2,705,652
Advance payments by borrowers for taxes and insurance	64,639	52,707
Other liabilities	115,861	128,541
Total liabilities	12,250,245	11,655,757
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 111,911,719 and 111,915,882 outstanding at June 30, 2013 and December 31, 2012, respectively	532	532
Additional paid-in capital	536,507	533,858
Retained earnings	688,985	644,923
Treasury stock, at cost; 6,108,561 and 6,104,398 shares at June 30, 2013 and December 31, 2012, respectively	(74,057)	(73,692)
Unallocated common stock held by the employee stock ownership plan	(30,488)	(31,197)
Accumulated other comprehensive loss	(25,346)	(7,607)
Total stockholders’ equity	1,096,133	1,066,817
Total liabilities and stockholders’ equity	$13,346,378	12,722,574
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30, 2013		Six months ended June 30, 2013
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans receivable and loans held-for-sale	$122,636	$112,277	$242,496	222,529
Securities
Equity	19	6	23	6
Government-sponsored enterprise obligations	1	4	2	11
Mortgage-backed securities	6,636	8,125	13,213	16,419
Municipal bonds and other debt	1,463	1,255	2,995	2,513
Interest-bearing deposits	11	7	21	21
Federal Home Loan Bank stock	1,428	1,263	2,878	2,654
Total interest and dividend income	132,194	122,937	261,628	244,153
Interest expense
Deposits	12,250	16,406	24,938	34,739
Secured borrowings	15,235	14,971	29,940	30,123
Total interest expense	27,485	31,377	54,878	64,862
Net interest income	104,709	91,560	206,750	179,291
Provision for loan losses	13,750	19,000	27,500	32,000
Net interest income after provision for loan losses	90,959	72,560	179,250	147,291
Non-interest income
Fees and service charges	4,926	4,217	9,327	9,183
Income on bank owned life insurance	731	550	1,488	1,214
Gain on loan transactions, net	2,002	4,794	5,076	8,683
Gain on securities transactions	7	72	691	30
Gain (loss) on sale of other real estate owned, net	532	(71)	462	(71)
Other income	1,340	1,018	2,583	1,896
Total non-interest income	9,538	10,580	19,627	20,935
Non-interest expense
Compensation and fringe benefits	29,056	24,609	58,880	51,020
Advertising and promotional expense	2,397	1,929	4,211	3,441
Office occupancy and equipment expense	9,411	7,217	18,640	17,350
Federal deposit insurance premiums	3,600	1,950	7,250	3,900
Stationery, printing, supplies and telephone	991	577	1,578	1,455
Professional fees	2,364	1,442	5,096	5,884
Data processing service fees	4,436	3,436	8,092	8,260
Other operating expenses	4,642	3,716	9,274	8,021
Total non-interest expenses	56,897	44,876	113,021	99,331
Income before income tax expense	43,600	38,264	85,856	68,895
Income tax expense	15,524	14,292	30,613	25,988
Net income	$28,076	$23,972	$55,243	42,907
Basic and diluted earnings per share	$0.26	$0.22	$0.51	$0.40

Weighted average shares outstanding
Basic	107,730,576	107,374,863	107,679,844	107,316,336
Diluted	108,957,916	107,573,128	108,828,024	107,491,267
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30, 2013		Six months ended June 30, 2013
	2013	2012	2013	2012
	(In thousands)
Net income	$28,076	23,972	55,243	42,907
Other comprehensive (loss), income net of tax:
Change in funded status of retirement obligations	142	71	283	143
Unrealized (loss) gain on securities available-for-sale	(8,723)	2,742	(10,766)	4,249
Net loss on securities reclassified from available-for-sale to held-to-maturity	(7,242)	—	(7,242)	—
Reclassification adjustment for security (gains), losses included in net income	—	22	(405)	22
Other-than-temporary impairment accretion on debt securities	196	219	391	437
Total other comprehensive (loss) income	(15,627)	3,054	(17,739)	4,851
Total comprehensive income	$12,449	27,026	37,504	47,758
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Six months ended June 30, 2013 and 2012
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	42,907	—	—	—	42,907
Other comprehensive income, net of tax	—	—	—	—	—	4,851	4,851
Purchase of treasury stock (54,673 shares)	—	—	—	(806)	—	—	(806)
Treasury stock allocated to restricted stock plan	—	(6,904)	243	6,661	—	—	—
Common stock issued from treasury to finance acquisition (551,862 shares)	—	—	(142)	7,703	—	—	7,561
Compensation cost for stock options and restricted stock	—	1,899	—	—	—	—	1,899
ESOP shares allocated or committed to be released	—	344	—	—	709	—	1,053
Balance at June 30, 2012	$532	531,747	604,604	(73,817)	(31,906)	(6,255)	1,024,905

Balance at December 31, 2012	$532	533,858	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	55,243	—	—	—	55,243
Other comprehensive income, net of tax	—	—	—	—	—	(17,739)	(17,739)
Purchase of treasury stock (76,663 shares)	—	—	—	(1,376)	—	—	(1,376)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	1,697	—	—	—	—	1,697
Net tax benefit from stock-based compensation	—	287	—	—	—	—	287
Exercise of Stock Option	—	86	—	969	—	—	1,055
Cash dividend paid ($0.05 per common share)	—	—	(11,194)	—	—	—	(11,194)
ESOP shares allocated or committed to be released	—	634	—	—	709	—	1,343
Balance at June 30, 2013	$532	536,507	688,985	(74,057)	(30,488)	(25,346)	1,096,133

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$55,243	42,907
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,040	2,849
Amortization of premiums and accretion of discounts on securities, net	5,945	5,786
Amortization of premiums and accretion of fees and costs on loans, net	6,520	4,139
Amortization of intangible assets	1,090	716
Provision for loan losses	27,500	32,000
Depreciation and amortization of office properties and equipment	3,975	3,249
Gain on securities, net	(691)	(30)
Mortgage loans originated for sale	(273,828)	(404,762)
Proceeds from mortgage loan sales	285,048	397,643
Gain on sales of mortgage loans, net	(5,076)	(7,762)
(Gain) loss on sale of other real estate owned	(462)	71
Income on bank owned life insurance	(1,488)	(1,214)
Decrease in accrued interest receivable	891	1,360
Deferred tax benefit	(5,011)	(2,172)
Decrease in other assets	(397)	(28,909)
(Decrease) increase in other liabilities	(12,202)	58,832
Total adjustments	34,854	61,796
Net cash provided by operating activities	90,097	104,703
Cash flows from investing activities:
Purchases of loans receivable	(489,514)	(314,308)
Net originations of loans receivable	(176,311)	9,713
Proceeds from sale of loans held for investment	23,123	53,862
Gain on disposition of loans held for investment	—	(921)
Net proceeds from sale of foreclosed real estate	5,784	1,641
Purchases of mortgage-backed securities held to maturity	(29,723)	—
Purchases of debt securities held-to-maturity	(3,169)	—
Purchases of mortgage-backed securities available-for-sale	(265,627)	(481,728)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	31,927	57,024
Proceeds from paydowns on equity securities available-for-sale	108	—
Proceeds from paydowns/maturities on debt securities held-to-maturity	15,235	11,753
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	188,196	144,741

Proceeds from sale of mortgage-backed securities held-to-maturity	—	680
Proceeds from sales of mortgage-backed securities available-for-sale	55,971	167,443
Redemption of equity securities available-for-sale	—	85
Proceeds from redemptions of Federal Home Loan Bank stock	54,449	56,495
Purchases of Federal Home Loan Bank stock	(84,097)	(69,637)
Purchases of office properties and equipment	(12,061)	(13,212)
Death benefit proceeds from bank owned life insurance	—	3,204
Cash received, net of cash consideration paid for acquisitions	—	27,741
Net cash used in investing activities	(685,709)	(345,424)
Cash flows from financing activities:
Net increase in deposits	(102,237)	154,786
Repayments of funds borrowed under other repurchase agreements	50,000	(90,000)
Net increase in other borrowings	647,473	192,014
Net increase in advance payments by borrowers for taxes and insurance	11,932	6,754
Dividends paid	(11,194)	—
Exercise of stock options	1,055	—
Purchase of treasury stock	(1,376)	(806)
Net tax benefit from stock-based compensation	287	103
Net cash provided by financing activities	595,940	262,851
Net increase in cash and cash equivalents	328	22,130
Cash and cash equivalents at beginning of period	155,153	90,139
Cash and cash equivalents at end of period	$155,481	112,269
Supplemental cash flow information:
Non-cash investing activities:
Reclassification of securities available for sale to held to maturity	$523,958	—
Real estate acquired through foreclosure	$2,663	6,836
Cash paid during the year for:
Interest	$54,719	65,855
Income taxes	$39,188	32,321
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$—	170,368
Loans	$—	177,512
Goodwill and other intangible assets, net	$—	16,732
Other assets	$—	15,806
Total non-cash assets acquired	$—	380,418
Liabilities assumed:
Deposits	$—	385,859
Borrowings	$—	8,200
Other liabilities	$—	6,441
Total liabilities assumed	$—	400,500

Net non-cash assets acquired	—	(20,082)
Common stock issued for Brooklyn Federal Savings Bank acquisition	—	(7,561)
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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
On December 19, 2012, the Company entered into a definitive merger agreement with Roma Financial Corporation, the federally-chartered holding company for Roma Bank and RomAsia Bank. Under the terms of the merger agreement, 100% of the shares of Roma Financial will be converted into Investors Bancorp Inc. common stock. As of December 31, 2012, Roma Financial Corporation operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey, and had assets of $1.81 billion, deposits of $1.49 billion and stockholders' equity of $215.6 million. The merger agreement has been approved by the boards of directors of each company as well as Investors Bancorp and Roma Financial shareholders. The merger is subject to the requisite regulatory approvals and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.
On October 15, 2012, the Company completed the acquisition of Marathon Banking Corporation and Marathon National Bank of New York, ("Marathon Bank") a federally chartered bank with 13 full-service branches in the New York metropolitan area. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. After the purchase accounting adjustments, the Company assumed $777.5 million in customer deposits and acquired $558.5 million in loans. This transaction resulted in $38.6 million of goodwill and generated $5.0 million in core deposit intangibles. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $135.0 million was paid using available cash.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Marathon, net of cash consideration paid:

At October 15, 2012
(In millions)
Cash and cash equivalents, net	$113.0
Securities available-for-sale	42.2
Securities held to maturity	4.7
Loans receivable	558.5
Accrued interest receivable	1.5
Other real estate owned	1.0
Office properties and equipment, net	7.5
Goodwill	38.6
Intangible assets	5.0
Other assets	14.7
Total assets acquired	786.7
Deposits	(777.5)
Borrowed funds	(5.2)
Other liabilities	(4.0)
Total liabilities assumed	$(786.7)
For the period ending June 30, 2013 a change in goodwill was recorded due to adjustments to purchase accounting, see footnote 7, “Goodwill and Other Intangible Assets”. The calculation of goodwill is subject to change for up to one year after closing date of the transactions as additional information relative to closing dates estimates and uncertainties becomes available.
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

3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended June 30,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$28,076			$23,972
Basic earnings per share:
Income available to common stockholders	$28,076	107,730,576	$0.26	$23,972	107,374,863	$0.22
Effect of dilutive common stock equivalents	—	1,227,340			198,265
Diluted earnings per share:
Income available to common stockholders	$28,076	108,957,916	$0.26	$23,972	107,573,128	$0.22

    For the three months ended June 30, 2013 and 2012 there were 4.1 million and 3.7 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Six months ended June 30,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$55,243			$42,907
Basic earnings per share:
Income available to common stockholders	$55,243	107,679,844	$0.51	$42,907	107,316,336	$0.40
Effect of dilutive common stock equivalents	—	1,148,180			174,931
Diluted earnings per share:
Income available to common stockholders	$55,243	108,828,024	$0.51	$42,907	107,491,267	$0.40

    For both the six months ended June 30, 2013 and 2012 there were 4.3 million equity awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities
The carrying value, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At June 30, 2013
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,205	986	—	4,191
Debt securities:
Government-sponsored enterprises	3,021	—	—	3,021
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	407,972	4,864	2,623	410,213
Federal National Mortgage Association	424,448	5,312	2,590	427,170
Government National Mortgage Association	1,686	20	—	1,706
Total mortgage-backed securities available-for-sale	834,106	10,196	5,213	839,089
Total available-for-sale	840,332	11,182	5,213	846,301
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	134	1	—	135
Municipal bonds	9,538	753	—	10,291
Corporate and other debt securities	31,355	18,066	2,559	46,862
Total debt securities held-to-maturity	41,027	18,820	2,559	57,288
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	271,850	2,122	755	273,217
Federal National Mortgage Association	376,939	3,254	3,519	376,674
Federal housing authorities	459	—	—	459
Total mortgage-backed securities held-to-maturity	649,248	5,376	4,274	650,350
Total held-to-maturity	690,275	24,196	6,833	707,638
Total securities	$1,530,607	35,378	12,046	1,553,939

	At December 31, 2012
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,306	855	—	4,161
Debt securities:
Government-sponsored enterprises	3,038	—	3	3,035
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	660,095	7,573	151	667,517
Federal National Mortgage Association	689,587	16,735	194	706,128
Government National Mortgage Association	4,414	73	—	4,487
Total mortgage-backed securities available-for-sale	1,354,096	24,381	345	1,378,132
Total available-for-sale	1,360,440	25,236	348	1,385,328
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	147	2	—	149
Municipal bonds	21,156	1,138	—	22,294
Corporate and other debt securities	29,503	13,148	3,356	39,295
Total debt securities held-to-maturity	50,806	14,288	3,356	61,738
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	63,033	3,193	3	66,223
Federal National Mortgage Association	64,278	4,843	—	69,121
Federal housing authorities	1,805	6	—	1,811
Total mortgage-backed securities held-to-maturity	129,116	8,042	3	137,155
Total held-to-maturity	179,922	22,330	3,359	198,893
Total securities	$1,540,362	47,566	3,707	1,584,221
Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices. See note 11 for further discussion on the valuation of securities.
The changes in held to maturity and available for sale securities for the period ending June 30, 2013 is primarily attributed to a $524.0 million transfer of previously-designated available for sale to a held to maturity designation at fair value. In accordance with ASC 320, Investments - Debt and Equity Securities, the Company is required at each balance sheet date to reassess the classification of each security held. The reclassification for the period ended June 30, 2013 is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had a net loss of $12.2 million that is reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, was as follows:

	June 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	98,544	2,623	—	—	98,544	2,623
Federal National Mortgage Association	179,458	2,590	—	—	179,458	2,590
Total mortgage-backed securities available-for-sale	278,002	5,213	—	—	278,002	5,213
Total available-for-sale	278,002	5,213	—	—	278,002	5,213
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,187	142	1,146	2,417	2,333	2,559
Total debt securities held-to-maturity	1,187	142	1,146	2,417	2,333	2,559
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	9,438	755	—	—	9,438	755
Federal National Mortgage Association	136,892	3,519	—	—	136,892	3,519
Total mortgage-backed securities held-to-maturity	146,330	4,274	—	—	146,330	4,274
Total held-to-maturity	147,517	4,416	1,146	2,417	148,663	6,833
Total	$425,519	9,629	1,146	2,417	426,665	12,046

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,035	3	—	—	3,035	3
Total debt securities available-for-sale	3,035	3	—	—	3,035	3
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	125,707	135	712	16	126,419	151
Federal National Mortgage Association	67,687	194	—	—	67,687	194
Total mortgage-backed securities available-for-sale	193,394	329	712	16	194,106	345
Total available-for-sale	196,429	332	712	16	197,141	348
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,951	171	1,542	3,185	3,493	3,356
Total debt securities held-to-maturity	1,951	171	1,542	3,185	3,493	3,356
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	347	3	—	—	347	3
Total mortgage-backed securities held-to-maturity	347	3	—	—	347	3
Total held-to-maturity	2,298	174	1,542	3,185	3,840	3,359
Total	$198,727	506	2,254	3,201	200,981	3,707

The gross unrealized losses in our corporate and other debt securities accounted for 21.2% of the gross unrealized losses at June 30, 2013. The estimated fair value of our corporate and other debt securities portfolio has been adversely impacted by the current economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 36 pooled trust preferred securities (“TruPS”), principally issued by banks. At June 30, 2013, the amortized cost, net after previous impairment charges, and estimated fair values of the trust preferred portfolio was $31.4 million and $46.9 million, respectively with 6 of the securities in an unrealized loss position (see "OTTI" for further discussion). The remaining gross unrealized losses have been negatively impacted by the recent increase in long-term market interest rates. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of June 30, 2013. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$271.6	$364.8	$93.1	32	8.10%	10.90%	—%	Ca / C
Alesco PF III	B1	632.1	1,253.5	621.4	33	10.50%	10.10%	—%	Ca / C
Alesco PF III	B2	252.9	501.4	248.4	33	10.50%	10.10%	—%	Ca / C
Alesco PF IV	B1	332.0	425.2	93.2	36	3.50%	13.20%	—%	C / C
Alesco PF VI	C2	573.7	1,104.5	530.8	42	7.50%	17.20%	—%	Ca / C
MM Comm III	B	1,078.1	3,689.9	2,611.7	6	26.70%	8.10%	12.80%	Ba1 / B
MM Comm IX	B1	63.8	40.3	(23.5)	14	34.70%	15.60%	—%	Ca / CC
MMCaps XVII	C1	1,349.0	1,907.5	558.5	32	8.50%	13.20%	—%	Ca / C
MMCaps XIX	C	470.9	20.5	(450.4)	30	25.40%	17.20%	—%	C / C
Tpref I	B	1,328.6	1,186.5	(142.0)	8	49.20%	9.60%	—%	Ca / WD
Tpref II	B	3,645.5	4,110.5	465.1	16	33.40%	15.90%	—%	Caa3 / C
US Cap I	B2	784.3	1,411.8	627.5	31	11.50%	9.80%	—%	Caa1 / C
US Cap I	B1	2,333.8	4,235.4	1,901.6	31	11.50%	9.80%	—%	Caa1 / C
US Cap II	B1	1,205.1	1,969.5	764.4	38	14.00%	8.80%	—%	Caa1 / C
US Cap III	B1	1,602.3	2,046.8	444.5	28	15.40%	14.70%	—%	Ca / C
US Cap IV	B1	929.0	54.0	(874.9)	43	32.30%	22.00%	—%	C / D
Trapeza XII	C1	1,520.2	668.2	(852.1)	29	22.70%	22.40%	—%	C / C
Trapeza XIII	C1	1,543.8	2,351.0	807.2	41	15.60%	18.30%	—%	Ca / C
Pretsl XXIII	A1	558.2	1,366.3	808.1	66	18.40%	18.00%	31.40%	A2 / BBB
Pretsl XXIV	A1	2,164.3	4,228.6	2,064.2	61	23.60%	20.60%	24.80%	Baa3 / BBB
Pretsl IV	Mez	136.0	200.9	65.0	6	18.00%	8.50%	19.00%	Caa2 / CCC
Pretsl V	Mez	15.4	15.9	0.4	—	65.50%	—%	—%	C / WD
Pretsl VII	Mez	818.4	2,398.6	1,580.2	13	40.30%	10.60%	—%	Ca / C
Pretsl XV	B1	915.8	1,537.7	621.9	53	15.40%	18.70%	—%	C / C
Pretsl XVII	C	587.9	639.9	52.1	35	18.70%	23.50%	—%	C / C
Pretsl XVIII	C	1,359.7	1,719.6	359.9	53	20.40%	14.90%	—%	Ca / C
Pretsl XIX	C	580.2	598.2	18.0	49	14.90%	14.10%	—%	C / C
Pretsl XX	C	300.2	360.5	60.3	47	18.20%	16.20%	—%	C / C
Pretsl XXI	C1	634.7	1,664.0	1,029.3	52	18.90%	15.70%	—%	C / C
Pretsl XXIII	A-FP	994.1	1,914.1	920.0	95	20.50%	13.60%	18.30%	A1 / BB
Pretsl XXIV	C1	579.2	362.8	(216.3)	61	23.60%	20.60%	—%	C / C
Pretsl XXV	C1	326.5	438.2	111.7	47	26.40%	15.20%	—%	C / C
Pretsl XXVI	C1	382.6	607.7	225.1	50	24.10%	16.70%	—%	C / C
Pref Pretsl IX	B2	405.3	520.4	115.1	32	20.80%	13.30%	—%	Ca/ C
Pretsl II	B1	436.4	628.7	192.3	24	7.50%	9.80%	—%	B
Pretsl X	C2	243.2	318.9	75.7	34	28.00%	12.30%	—%	Ca / C
		$31,354.8	$46,862.3	$15,507.5

(1)	At June 30, 2013, assumed recoveries for current deferrals and defaulted issuers ranged from 3.5% to 65.5%.

(2)	At June 30, 2013, assumed recoveries for expected deferrals and defaulted issuers ranged from 8.1% to 23.5%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity, are shown below.

	June 30, 2013
	Amortized cost	Estimated fair value
	(In thousands)
Due in one year or less	$4,069	4,069
Due after one year through five years	3,619	3,647
Due after five years through ten years	—	—
Due after ten years	36,360	52,593
Total	$44,048	60,309
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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At June 30, 2013, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the period ended June 30, 2013. At June 30, 2013, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $27.8 million ($16.5 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended June 30, 2013		Six months ended June 30, 2013
	2013	2012	2013	2012
	(In thousands)
Balance of credit related OTTI, beginning of period	$113,700	116,381	$114,514	117,003
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(814)	(622)	(1,628)	(1,244)
Balance of credit related OTTI, end of period	$112,886	115,759	$112,886	115,759

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the securities prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. If other-than-

temporary impairment is recognized in earnings for credit impaired debt securities, they would be presented as additions in two components based upon whether the current period is the first time a debt security was credit impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended June 30, 2013, the Company realized a $7,000 gain on capital distributions of equity securities from the available-for-sale portfolio. For the three months ended June 30, 2013 there were no losses recognized. For the six months ended June 30, 2013, proceeds from sales of securities from available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 gross realized losses as well as a $7,000 gain on capital distributions of equity securities. For the three and six months ended June 30, 2013 there were no sales of securities from held-to-maturity portfolio.

For three months ended June 30, 2012, proceeds from sales of securities from available-for-sale portfolio were $663,000, which resulted in gross realized gains of $38,000 and no gross realized losses. For the three and six months ended June 30, 2012, proceeds from sales of securities from the held-to-maturity portfolio were $680,000, which resulted in gross realized gains of $34,000 and no gross realized losses. During the six months ended June 30, 2012 the Company sold $166.8 million of available-for-sale agency mortgage backed securities that were acquired in the acquisition of Brooklyn Federal Bancorp, Inc. The sales did not result in any gross realized gains or gross realized losses. In addition, the Company realized a $42,000 loss on capital distributions of equity securities during the six months ended June 30, 2012.

5.	Loans Receivable, Net
The detail of the loan portfolio as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans	$4,977,881	4,837,838
Multi-family loans	3,329,561	2,995,052
Commercial real estate loans	2,085,873	1,966,156
Construction loans	237,787	224,816
Consumer and other loans	224,469	238,922
Commercial and industrial loans	191,307	168,943
Total loans excluding PCI loans	11,046,878	10,431,727
PCI loans	6,536	6,744
Total loans	11,053,414	10,438,471
Net unamortized premiums and deferred loan costs	13,858	10,487
Allowance for loan losses	(154,467)	(142,172)
Net loans	$10,912,805	10,306,786

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in Marathon Bank acquisition as of October 15, 2012:

October 15, 2012
(In thousands)
Contractually required principal and interest	$11,774
Contractual cash flows not expected to be collected (non-accretable difference)	(4,163)
Expected cash flows to be collected	7,611
Interest component of expected cash flows (accretable yield)	(1,537)
Fair value of acquired loans	$6,074

The following table presents changes in the accretable yield for PCI loans:

	Three months ended June 30, 2013	Six months ended June 30, 2013
	(In thousands)
Balance, beginning of period	$1,343	1,457
Acquisitions
Accretion	(131)	(245)
Net reclassification from non-accretable difference
Balance, end of period	$1,212	1,212
An analysis of the allowance for loan losses is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of the period	$149,639	123,516	142,172	117,242
Loans charged off	(9,868)	(14,135)	(16,735)	(21,143)
Recoveries	946	93	1,530	375
Net charge-offs	(8,922)	(14,042)	(15,205)	(20,768)
Provision for loan losses	13,750	19,000	27,500	32,000
Balance at end of the period	$154,467	128,474	154,467	128,474
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. No allowance has been provided for the loans acquired in the Brooklyn Federal Savings Bank and Marathon Bank transaction as the loans were marked to fair value on the date of acquisition and there has been no significant subsequent credit deterioration.
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
For homogeneous residential mortgage loans, the Company’s policy is to obtain an appraisal upon the origination of the loan and an updated appraisal in the event a loan becomes 90 days delinquent. Thereafter, the appraisal is updated every 2 years if the loan remains in non-performing status and the foreclosure process has not been completed. Additionally, management adjusts the appraised value of residential loans to reflect estimated selling costs and declines in the real estate market.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Charge-offs	(11,668)	(1,120)	(447)	(3,059)	—	(441)	—	(16,735)
Recoveries	847	32	9	37	603	2	—	1,530
Provision	17,133	2,059	6,498	(206)	(321)	743	1,594	27,500
Ending balance-June 30, 2013	$51,681	30,824	39,407	12,834	4,376	2,390	12,955	154,467

Individually evaluated for impairment	$2,152	—	—	—	—	—	—	2,152
Collectively evaluated for impairment	49,529	30,824	39,407	12,834	4,376	2,390	12,955	152,315
Loans acquired with deteriorated credit quality		—	—	—	—	—	—	—
Balance at June 30, 2013	$51,681	30,824	39,407	12,834	4,376	2,390	12,955	154,467

Loans:
Individually evaluated for impairment	$17,590	17,323	11,765	21,230	1,106	—	—	69,014
Collectively evaluated for impairment	4,960,291	3,312,238	2,074,108	216,557	190,201	224,469	—	10,977,864
Loans acquired with deteriorated credit quality	488	438	5,552	—	58	—	—	6,536
Balance at June 30, 2013	$4,978,369	3,329,999	2,091,425	237,787	191,365	224,469	—	11,053,414

	December 31, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(20,180)	(9,058)	(479)	(13,227)	(99)	(1,107)	—	(44,150)
Recoveries	593	—	43	3,387	23	34	—	4,080
Provision	32,509	25,048	2,836	3,063	493	1,824	(773)	65,000
Ending balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Individually evaluated for impairment	$2,142	—	—	—	—	—	—	2,142
Collectively evaluated for impairment	43,227	29,853	33,347	16,062	4,094	2,086	11,361	140,030
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Loans:
Individually evaluated for impairment	$12,235	10,574	7,075	26,314	1,208	—	—	57,406
Collectively evaluated for impairment	4,825,603	2,984,478	1,959,081	198,502	167,735	238,922	—	10,374,321
Loans acquired with deteriorated credit quality	477	419	5,533	—	315	—	—	6,744
Balance at December 31, 2012	$4,838,315	2,995,471	1,971,689	224,816	169,258	238,922	—	10,438,471
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

Substandard - A “Substandard” asset is inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Residential and consumer and other loans delinquent 90 days or greater are considered substandard.
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
The following tables present the risk category of loans as of June 30, 2013 and December 31, 2012 by class of loans excluding the PCI loans:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,869,839	27,645	80,397	—	—	4,977,881
Multi-family	3,278,441	30,733	20,387	—	—	3,329,561
Commercial real estate	2,025,889	12,288	47,696	—	—	2,085,873
Construction	206,675	1,087	30,025	—	—	237,787
Commercial and industrial	185,030	944	5,333	—	—	191,307
Consumer and other	221,317	1,021	2,131	—	—	224,469
Total	$10,787,191	73,718	185,969	—	—	11,046,878

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,714,303	45,144	78,266	125	—	4,837,838
Multi-family	2,945,844	31,594	17,614	—	—	2,995,052
Commercial real estate	1,924,655	18,869	22,632	—	—	1,966,156
Construction	160,390	3,315	61,111	—	—	224,816
Commercial and industrial	162,428	3,319	3,196	—	—	168,943
Consumer and other	236,418	1,065	1,238	201	—	238,922
Total	$10,144,038	103,306	184,057	326	—	10,431,727

The following tables present the payment status of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans excluding the PCI loans:

	June 30, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$17,311	10,036	70,422	97,769	4,880,112	4,977,881
Multi-family	115	—	17,190	17,305	3,312,256	3,329,561
Commercial real estate	—	—	2,045	2,045	2,083,828	2,085,873
Construction	—	—	21,805	21,805	215,982	237,787
Commercial and industrial	58	83	1,447	1,588	189,719	191,307
Consumer and other	617	268	1,592	2,477	221,992	224,469
Total	$18,101	10,387	114,501	142,989	10,903,889	11,046,878

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$33,451	11,715	76,088	121,254	4,716,584	4,837,838
Multi-family	191	3,950	11,143	15,284	2,979,768	2,995,052
Commercial real estate	16,469	3,016	753	20,238	1,945,918	1,966,156
Construction	—	—	18,876	18,876	205,940	224,816
Commercial and industrial	631	2,639	375	3,645	165,298	168,943
Consumer and other	881	196	1,238	2,315	236,607	238,922
Total	$51,623	21,516	108,473	181,612	10,250,115	10,431,727

The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	June 30, 2013		December 31, 2012
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	286	$72,014	354	$82,533
Construction	9	21,805	9	25,764
Multi-family	10	17,190	5	11,143
Commercial real estate	3	2,045	4	753
Commercial and industrial	6	1,447	2	375
Total non-accrual loans	314	$114,501	374	$120,568
Based on management’s evaluation, at June 30, 2013 the Company classified one commercial TDR loan for $742,000, 3 multifamily TDR loans for $9.4 million, 3 construction TDR loans for $3.7 million and 21 residential and consumer TDR loans totaling $8.2 million that were current as non-accrual. These loans have not maintained current payment status for six consecutive months and therefore do not meet the criteria for accrual status. The Company has no loans past due 90 days or more delinquent that are still accruing interest. As of June 30, 2013, there were $6.5 million of PCI loans, of which 6 PCI loans totaling $3.8 million were current and 6 PCI loans totaling $2.7 million were 90 days or more delinquent. As of December 31, 2012, there were $6.7 million of PCI loans, of which 8 PCI loans totaling $5.8 million were current and 4 PCI loans totaling $966,000 were 90 days or more delinquent.

At June 30, 2013 and December 31, 2012, loans meeting the Company’s definition of an impaired loan which were primarily collateral dependent totaled $69.0 million and $57.4 million, respectively, with allocations of the allowance for loan losses of $2.2 million and $2.1 million, respectively. During the three months ended June 30, 2013 and 2012, interest income received and recognized on these loans totaled $457,000 and $236,000, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$2,571	3,717	—	1,732	22
Multi-family	17,323	30,812	—	13,090	431
Commercial real estate	11,765	12,252	—	9,233	341
Construction loans	21,230	30,517	—	20,905	88
Commercial and industrial	1,106	1,106	—	1,163	40
With an allowance recorded:
Residential mortgage	15,019	15,178	2,152	12,456	201
Construction loans	—	—	—	4,071	—
Total:
Residential mortgage	17,590	18,895	2,152	14,188	223
Multi-family	17,323	30,812	—	13,090	431
Commercial real estate	11,765	12,252	—	9,233	341
Construction loans	21,230	30,517	—	24,976	88
Commercial and industrial	1,106	1,106	—	1,163	40
Total impaired loans	$69,014	93,582	2,152	62,650	1,123

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,448	2,176	—	1,375	20
Multi-family	10,574	19,336	—	6,764	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	25,557	384
Commercial and industrial	1,208	1,208	—	641	90
With an allowance recorded:
Residential mortgage	10,787	11,075	2,142	9,569	283
Multi-family	—	—	—	2,316	—
Construction loans	—	—	—	17,054	—
Total:
Residential mortgage	12,235	13,251	2,142	10,944	303
Multi-family	10,574	19,336	—	9,080	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	42,611	384
Commercial and industrial	1,208	1,208	—	641	90
Total impaired loans	$57,406	85,216	2,142	68,357	1,579
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

The following table presents the total troubled debt restructured loans as of June 30, 2013 excluding PCI loans:

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	21	$7,617	29	$9,973	50	$17,590
Multi-family	—	—	5	12,685	5	12,685
Commercial real estate	7	10,991	2	1,369	9	12,360
Commercial and industrial	1	1,106	—	—	1	1,106
Construction	—	—	3	3,720	3	3,720
	29	$19,714	39	$27,747	68	$47,461

The following tables present information about troubled debt restructurings for the periods presented:

	Three months ended June 30, 2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	6	$2,658	$2,633
Multi-family	1	3,770	3,300
Commercial real estate	1	657	627
Construction	1	2,640	2,640

	Six months ended June 30, 2013
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	11	$5,527	$5,584
Multi-family	3	18,037	10,450
Commercial real estate	4	5,080	4,649
Construction	1	2,640	2,640

	Three months ended June 30, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	1	$263	$263

	Six Months Ended June 30, 2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	9	$2,011	$1,957

     Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $667,000 and $2.9 million in charge-offs for collateral dependent TDRs during the three months ended June 30, 2013 and 2012, respectively. There were $1.2 million and $3.4 million in charge-offs for collateral dependent TDRs during the six months ended June 30, 2013 and 2012. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.2 million and $9.9 million at June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013, there were 6 residential TDRs that had a weighted average modified interest rate of approximately 3.43% compared to a rate of 5.17% prior to modification. For the six months ended June 30, 2013, there were 11 residential TDRs that had a weighted average modified interest rate of approximately 3.44% compared to a yield of 5.37% prior to modification. Residential TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average rate in the future.
Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the three months ended June 30, 2013, there was 1 commercial real estate TDR that had a weighted average modified interest rate of approximately 2.88% as compared to a rate of 6.38% prior to modification. There were 4 commercial real estate TDRs that had a weighted average modified interest rate of approximately 5.26% compared to a rate of 7.29% for the six months ended June 30, 2013. There was 1 multi-family TDR that had a weighted average modified interest rate of approximately 2.88% as compared to a rate of 6.73% prior to modification for the three months ended June 30, 2013. There were 3 multi-family TDRs that had a weighted average modified interest rate of approximately 3.40% as compared to a rate of 8.61% prior to modification for the six months ended June 30, 2013. For three and six months ended June 30, 2013, there was 1 construction TDR that had a weighted average modified interest rate of approximately 3.75% as compared to a rate of 5.00% prior to modification.
For the three months ended June 30, 2012, there was one residential TDR that had a weighted average modified interest rate of approximately 2.00% compared to a yield of 5.63% prior to modification. For the six months ended June 30, 2012, there were 9 residential TDRs that had a weighted average modified interest rate of approximately 2.94% compared to a yield of 5.78% prior to modification. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. There were no commercial real estate, multi-family, and construction TDRs for the three and six months ended June 30, 2012.
Loans modified as TDRs in the previous 12 months to June 30, 2013, for which there was a payment default consisted of 2 residential loans with a recorded investment of $1.1 million at June 30, 2013. Loans modified as TDRs in the previous 12 months to June 30, 2012, for which there was a payment default consisted of one construction loan with a recorded investment of $2.9 million at June 30, 2012.
During the three months ended June 30, 2013 the Company sold a pool of non performing residential loans for $9.0 million. For the six months ended June 30, 2013, the Company sold $14.9 million of non performing residential loans and one construction loan for$8.2 million. There was no gain or loss associated with any of the sales, as the loans were previously written down to estimated fair value. There were no non performing loan sales for the corresponding periods in 2012.

6. Deposits
Deposits are summarized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Savings	$1,756,141	1,718,199
Checking accounts	2,605,110	2,498,829
Money market deposits	1,543,835	1,585,865
Certificates of deposits	2,761,534	2,965,964
Total	$8,666,620	8,768,857

7. Goodwill and Other Intangible Assets

The carrying amount of goodwill for the period ended June 30, 2013 and December 31, 2012 was approximately $77.3 million and $77.1 million, respectively. The change in goodwill for the period was due to adjustments to purchase accounting associated with the acquisition of Marathon Bank, see footnote 2, “Business Combinations”.

The following table summarizes other intangible assets as of June 30, 2013 and December 31, 2012:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
June 30, 2013
Mortgage servicing rights	42,381	(28,415)	(527)	13,439
Core deposit premiums	14,337	(5,544)	—	8,793
Other	300	(65)	—	235
Total other intangible assets	$57,018	$(34,024)	$(527)	$22,467

December 31, 2012
Mortgage servicing rights	$37,838	$(24,107)	$(1,705)	$12,026
Core deposit premiums	14,338	(4,455)	—	9,883
Other	300	(50)	—	250
Total other intangible assets	$52,476	$(28,612)	$(1,705)	$22,159

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.47 billion and $1.40 billion at June 30, 2013 and December 31, 2012 respectively, all of which relate to residential mortgage loans. At June 30, 2013 and December 31, 2012, the servicing asset, included in intangible assets, had an estimated fair value of $13.4 million and $12.0 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.2% , a weighted average constant prepayment rate on mortgages of 9.02% and a weighted average life of 6.0 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

8. Equity Incentive Plan
During the three and six months ended June 30, 2013, the Company recorded $867,000 and $1.7 million of share-based compensation expense, comprised of stock option expense of $81,600 and $168,700 and restricted stock expense of $785,800 and $1.5 million, respectively. During the three and six months ended June 30, 2012, the Company recorded $926,000 and $1.8 million of share-based compensation expense, comprised of stock option expense of $106,000 and $212,000 and restricted stock expense of $820,000 and $1.6 million, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plan for the six months ended June 30, 2013:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,320,068	$14.98	4.20	$12,083
Granted	5,920	20.60
Exercised	(69,500)	15.18
Forfeited	(3,500)	17.85
Expired	—	—
Outstanding at June 30, 2013	4,252,988	$14.99	3.68	$25,920
Exercisable at June 30, 2013	4,158,568	$15.01	3.62	$25,262
There were 5,920 options granted during the six months ended June 30, 2013. Expected future expense relating to the unvested options outstanding as of June 30, 2013 is $238,000 over a weighted average period of 1.80 years.

The following is a summary of the status of the Company’s restricted shares as of June 30, 2013 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	1,292,739	$13.62
Granted	3,000	18.18
Vested	(218,976)	13.51
Forfeited	—	—
Non-vested at June 30, 2013	1,076,763	$13.70
Expected future compensation expense relating to the non-vested restricted shares at June 30, 2013 is $13.1 million over a weighted average period of 4.70 years.

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
The components of net periodic benefit cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
			(In thousands)
Service cost	$450	$328	$900	657
Interest cost	227	199	454	398
Amortization of:
Prior service cost	24	24	49	49
Net gain	165	36	330	72
Total net periodic benefit cost	$866	$587	$1,733	1,176

Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the six months ended June 30, 2013.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $5.5 million to the defined benefit pension plan during the six months ended June 30, 2013. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2013.

10. Comprehensive Income (Loss)

The components of comprehensive income (loss), both gross and net of tax, are presented for the periods below:

	Three months ended June 30, 2013			Three months ended June 30 , 2012
	Gross	Tax Benefit (Expense)	Net	Gross	Tax Benefit (Expense)	Net
Net income	$43,600	(15,524)	28,076	38,264	(14,292)	23,972
Other comprehensive income (loss):
Change in funded status of retirement obligations	239	(97)	142	121	(50)	71
Unrealized (loss) gain on securities available-for-sale	(14,760)	6,037	(8,723)	4,396	(1,654)	2,742
Net loss on securities reclassified from available-for-sale to held-to-maturity	(12,243)	5,001	(7,242)	—	—	—
Reclassification adjustment for gains included in net income	—	—	—	37	(15)	22
Other-than-temporary impairment accretion on debt securities	331	(135)	196	370	(151)	219
Total other comprehensive income (loss)	(26,433)	10,806	(15,627)	4,924	(1,870)	3,054
Total comprehensive income (loss)	$17,167	(4,718)	12,449	43,188	(16,162)	27,026

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Gross	Tax Benefit (Expense)	Net	Gross	Tax Benefit (Expense)	Net
Net income	$85,856	(30,613)	55,243	68,895	(25,988)	42,907
Other comprehensive income (loss):
Change in funded status of retirement obligations	478	(195)	283	242	(99)	143
Unrealized (loss) gain on securities available-for-sale	(18,236)	7,470	(10,766)	6,780	(2,531)	4,249
Net loss on securities reclassified from available-for-sale to held-to-maturity	(12,243)	5,001	(7,242)	—	—	—
Reclassification adjustment for gains included in net income	(684)	279	(405)	37	(15)	22
Other-than-temporary impairment accretion on debt securities	661	(270)	391	739	(302)	437
Total other comprehensive income (loss)	(30,024)	12,285	(17,739)	7,798	(2,947)	4,851
Total comprehensive income (loss)	$55,832	(18,328)	37,504	76,693	(28,935)	47,758

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012:

	Change in funded status of retirement obligations	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Loss on Securities reclassified to held-to-maturity	Total accumulated other comprehensive loss
Balance - December 31, 2012	$(5,879)	15,718	(586)	(16,860)	—	(7,607)
Net change	283	(10,766)	(405)	391	(7,242)	(17,739)
Balance - June 30, 2013	$(5,596)	4,952	(991)	(16,469)	(7,242)	(25,346)

Balance - December 31, 2011	$(3,319)	10,638	(691)	(17,734)	—	(11,106)
Net change	143	4,249	22	437	—	4,851
Balance -June 30, 2012	$(3,176)	14,887	(669)	(17,297)	—	(6,255)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$—	(684)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	8	17
Amortization of prior service cost	37	73
Amortization of net gain	194	388
Compensation and fringe benefits	239	478
Total before tax	239	(206)
Income (tax) benefit	(97)	84
Net of tax	$142	(122)

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, respectively.

	Carrying Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,191	—	4,191	—
Debt securities:
Government-sponsored enterprises	3,021	—	3,021	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	410,213	—	410,213	—
Federal National Mortgage Association	427,170	—	427,170	—
Government National Mortgage Association	1,706	—	1,706	—
Total mortgage-backed securities available-for-sale	839,089	—	839,089	—
Total securities available-for-sale	$846,301	—	846,301	—

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,161	—	4,161	—
Debt securities:
Government-sponsored enterprises	3,035	—	3,035	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	667,517	—	667,517	—
Federal National Mortgage Association	706,128	—	706,128	—
Government National Mortgage Association	4,487	—	4,487	—
Total mortgage-backed securities available-for-sale	1,378,132	—	1,378,132	—
Total securities available-for-sale	$1,385,328	—	1,385,328	—
There have been no changes in the methodologies used at June 30, 2013 from December 31, 2012, and there were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At June 30, 2013, the fair value model used prepayment speeds ranging from 3.2% to 22.1% and a discount rate of 10.2% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans with $1.0 million in outstanding principal if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At June 30, 2013 appraisals were discounted in a range of 0%-25%.
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
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, respectively.

	Carrying Value at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$6,962	—	—	6,962
Impaired loans	4,897	—	—	4,897
Other real estate owned	2,111	—	—	2,111
	$13,970	—	—	13,970

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$12,025	—	—	12,025
Impaired loans	50,470	—	—	50,470
Other real estate owned	8,093	—	—	8,093
	$70,588	—	—	70,588
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	June 30, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,481	155,481	155,481	—	—
Securities available-for-sale	846,301	846,301	—	846,301	—
Securities held-to-maturity	690,275	707,638	—	660,776	46,862
Stock in FHLB	180,419	180,419	180,419	—	—
Loans held for sale	22,089	22,089	—	22,089	—
Net loans	10,912,805	10,799,772	—	—	10,799,772
Financial liabilities:
Deposits, other than time deposits	5,905,086	5,588,058	5,588,058	—	—
Time deposits	2,761,534	2,785,055	—	2,785,055	—
Borrowed funds	3,403,125	3,427,355	—	3,427,355	—

	December 31, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,153	155,153	155,153	—	—
Securities available-for-sale	1,385,328	1,385,328	—	1,385,328	—
Securities held-to-maturity	179,922	198,893	—	159,599	39,294
Stock in FHLB	150,501	150,501	150,501	—	—
Loans held for sale	28,233	28,233	—	28,233	—
Net loans	10,306,786	10,379,358	—	—	10,379,358
Financial liabilities:
Deposits, other than time deposits	5,802,893	5,852,821	5,852,821	—	—
Time deposits	2,965,964	3,009,237	—	3,009,237	—
Borrowed funds	2,705,652	2,804,113	—	2,804,113	—
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
In January 2013, the FASB issued ASU 2013-01, Scope of Disclosures about Offsetting Assets and Liabilities. The main provision of ASU 2013-1 is to clarify the scope of the new offsetting disclosures required under ASU 2011-11 to derivatives, including bifurcated embedded derivatives; repurchase and reverse repurchase agreements and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement regardless of their presentation in the financial statements. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (AOCI) on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required US GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company has presented comprehensive income in a separate Consolidated Statements of Comprehensive Income and in Note 10 of the Notes to Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11, "Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The amendments of this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

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
On July 25, 2013, the Company declared a cash dividend of $0.05 per share to stockholders of record as of August 9, 2013, payable on August 23, 2013.

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

Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). The difference between the undiscounted cash flows expected at acquisition and the initial carrying amount (fair value) of the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or a valuation allowance. Reclassifications of the non-accretable difference to the accretable yield may occur subsequent to the loan acquisition dates due to increases in expected cash flows of the loans and result in an increase in yield on a prospective basis. On a quarterly basis, the Company analyzes the actual cash flow versus the forecasts and any adjustments to credit loss expectations are made based on actual loss recognized as well as changes in the probability of default. For period in which cash flows aren't reforecasted, prior period's estimated cash flows are adjusted to reflect the actual cash received and credit events which occurred during the current reporting period.
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
The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions and discount rate generally have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.
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
The continued low interest rate environment has resulted in our earning assets being refinanced at lower yields and new assets being originated at lower yields. The Company has been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities. However, a steepening in the treasury curve in the second half of the quarter is likely to result in a reduction in mortgage refinance activity and an improvement in asset yield.  The Company continues to actively manage its interest rate risk as the current interest rate environment is forecasted to remain at current levels, with no increase in short-term rates through year end 2013 and likely into 2014. As this interest rate environment continues, the Company will likely be subject to near-term net interest income compression, but then may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged as forecasted, and the Company's rates on interest bearing liabilities do not increase as quickly as interest rates on its earning assets. The Company will continue to manage its interest rate risk.
The Company's results of operations are also significantly affected by general economic conditions. The national and regional unemployment rates remain at elevated levels. This factor coupled with the weakness in the housing and real estate markets have resulted in the Company recognizing higher credit costs on the loan portfolio. Despite these conditions, our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, as well as our diligence in resolving our problem loans.
We continue to grow and transform the composition of our balance sheet. For the six months ended June 30, 2013, loans increased by $606.0 million or 5.9% as loan demand remains strong, especially in the multi-family lending area in New York City. Commercial loans represent approximately 53% of our loan portfolio, which has been a steady transformation since December 2009 when commercial loans were approximately 26% of total loans. Additionally, we remain focused on changing the deposit mix as core deposits of $5.91 billion represent 68% of total deposits as of June 30, 2013.
In order to support our growth and enhance our infrastructure, we executed a contract with Fiserv, a leading global provider of financial services technology solutions, to assist in an enterprise-wide banking solution in July. Using this platform, we will be equipped with a flexible, open platform to meet our business requirements today and into the future. The Company expects to use the total Fiserv solution to deliver products to its current and future customers quickly and efficiently.
The Company is awaiting regulatory approval on the announced acquisitions of Roma Financial Corporation, with approximately $1.8 billion in assets as well as the pending acquisition of Gateway Community Financial Corp, with approximately $310 million in assets. We continue to stay focused to become a premier commercial banking franchise and with the completion of these acquisitions we will have 130 branches spanning from the suburbs of Philadelphia to the boroughs of New York and Long Island. In addition to our acquisition strategy, the Company continues to enhance shareholder value and announced its second quarter $0.05 dividend to shareholders which is payable in August.
Comparison of Financial Condition at June 30, 2013 and December 31, 2012
Total Assets. Total assets increased by $623.8 million, or 4.9%, to $13.35 billion at June 30, 2013 from $12.72 billion at December 31, 2012. This increase was largely the result of net loans, including loans held for sale, increasing $599.9 million to $10.93 billion at June 30, 2013 from $10.34 billion at December 31, 2012. In addition, stock in FHLB increased $29.6 million to $180.1 million at June 30, 2013 from $150.5 million at December 31, 2012.
Net Loans. Net loans, including loans held for sale, increased by $599.9 million, or 5.8%, to $10.93 billion at June 30, 2013 from $10.34 billion at December 31, 2012. At June 30, 2013, total loans were $11.05 billion which included $4.98 billion in residential loans, $3.33 billion in multi-family loans, $2.09 billion in commercial real estate loans, $237.8 million in construction loans, $224.5 million in consumer and other loans and $191.4 million in commercial and industrial loans. For the six months June 30, 2013, we originated $612.9 million in multi-family loans, $226.4 million in commercial real estate loans, $76.8 million in commercial and industrial loans, $38.0 million in consumer and other loans and $42.0 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the six months ended June 30, 2013, Investors Home Mortgage Co. originated $832.8 million in residential mortgage loans of which $273.8 million were for sale to third party investors and $559.0 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the six months ended June 30, 2013 and 2012, we purchased loans totaling $489.5 million and $301.3 million, respectively from these entities. The loans we originate and purchase are on properties located primarily in New Jersey and New York.

The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans outstanding at June 30, 2013 was $360.8 million compared to $384.9 million at December 31, 2012. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

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

	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	286	$72.0	328	$84.1	354	$82.5	335	$81.2	328	$81.7
Construction	9	21.8	9	24.1	9	25.8	9	26.6	15	51.4
Multi-family	10	17.2	7	14.5	5	11.1	6	12.0	6	13.3
Commercial	3	2.0	6	10.2	4	0.8	1	0.8	1	1.2
Commercial and industrial	6	1.5	6	2.8	2	0.4	1	0.1	2	0.8
Total non-accrual loans	314	$114.5	356	$135.7	374	$120.6	352	$120.7	352	$148.4
Accruing troubled debt restructured loans	29	$19.7	18	$9.0	22	$15.8	18	$14.8	17	$8.9
Non-accrual loans to total loans		1.05%		1.28%		1.16%		1.28%		1.60%
Allowance for loan loss as a percent of non-performing loans		134.90%		110.21%		117.92%		108.79%		86.58%
Allowance for loan loss as a percent of total loans		1.40%		1.41%		1.36%		1.39%		1.38%

Total non-accrual loans decreased by $6.1 million to $114.5 million at June 30, 2013 compared to $120.6 million at December 31, 2012 as we continue to diligently resolve our troubled loans. Our allowance for loan loss as a percent of total loans is 1.40%. At June 30, 2013, there were $47.4 million of loans deemed troubled debt restructuring, of which $19.7 million were accruing and $27.7 million were on non-accrual.
In addition to non-accrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of June 30, 2013, there was one commercial real estate loan in the amount of $16.5 million, two multi-family loans in the amount of $1.0 million and 2 commercial and industrial loans totaling $140,000 that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 1.05% at June 30, 2013 compared to 1.16% at December 31, 2012. The allowance for loan losses as a percentage of non-accrual loans was 134.90% at June 30, 2013 compared to 117.92% at December 31,

2012. At June 30, 2013, our allowance for loan losses as a percentage of total loans was 1.40% compared to 1.36% at December 31, 2012.

At June 30, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent loans and totaled $69.0 million of which $15.0 million of impaired loans had a specific allowance for credit losses of $2.2 million and $54.0 million of impaired loans had no specific allowance for credit losses. At December 31, 2012, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $57.4 million, of which $10.8 million of impaired loans had a related allowance for credit losses of $2.1 million and $46.6 million of impaired loans had no related allowance for credit losses.
At June 30, 2013, there were 18 commercial loans totaling $29.9 million and 50 residential loans totaling $17.6 million which are deemed troubled debt restructurings. At June 30, 2013, there were 10 of the commercial loans totaling $17.8 million and 29 of the residential loans totaling $10.0 million included in non-accrual loans.
The following table sets forth the allowance for loan losses at June 30, 2013 and December 31, 2012 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2013		December 31, 2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$51,681	45.04%	$45,369	46.35%
Multi-family	30,824	30.13%	29,853	28.70%
Commercial real estate	39,407	18.92%	33,347	18.89%
Construction loans	12,834	2.15%	16,062	2.15%
Commercial and industrial	4,376	2.03%	4,094	1.62%
Consumer and other loans	2,390	1.73%	2,086	2.29%
Unallocated	12,955	—	11,361	—
Total allowance	$154,467	100.00%	$142,172	100.00%

The allowance for loan losses increased by $12.3 million to $154.5 million at June 30, 2013 from $142.2 million at December 31, 2012. The increase in our allowance for loan losses is due to the growth and change in composition of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending. Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of loan delinquency and the impact of the deterioration of the real estate and economic environments in our lending area.

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
Securities. Securities, in the aggregate, decreased by $28.7 million, or 1.8%, to $1.54 billion at June 30, 2013. The decrease in the portfolio was primarily due to normal pay downs or maturities during the six months ended June 30, 2013 and the decrease in market value of available for sale securities of $19.1 million from December 31, 2012. During the period, the Company reclassified $524.0 million of securities available for sale to securities held to maturity as the Company has the intent and ability to hold these securities until maturity.
Goodwill, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. At June 30, 2013 and December 31, 2012, goodwill was $77.3 million and $77.1 million. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased $29.6 million from $150.5 million at December 31, 2012 to $180.1 million at June 30, 2013. Bank owned life insurance was $115.4 million at June 30, 2013 compared to $113.9 million at December 31, 2012.

Deposits. Deposits decreased by $102.2 million or 1.2% from $8.77 billion at December 31, 2012 to $8.67 billion at June 30, 2013. This was attributed to an increase in core deposits of $102.2 million or 1.7%, partially offset by a $204.4 million decrease in certificates of deposit. Core deposits represents over 68% of our total deposit portfolio.
Borrowed Funds. Borrowed funds increased $697.5 million, or 25.8%, to $3.40 billion at June 30, 2013 from $2.71 billion at December 31, 2012 due to the funding of our asset growth.
Stockholders’ Equity. Stockholders' equity increased $29.3 million to $1.10 billion at June 30, 2013 from $1.07 billion at December 31, 2012. The increase is primarily attributed to the $55.2 million of net income for the six months ended June 30, 2013 offset by a $17.7 million increase to other comprehensive loss. Stockholders' equity was also impacted by $0.10 per common share of a cash dividend for the six month period that resulted in a decrease of $11.2 million.

Average Balance Sheets for the Three and Six Months ended June 30, 2013 and 2012
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and six months ended June 30, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Three months ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$121,617	$11	0.04%	$86,690	$7	0.03%
Securities available-for-sale(1)	1,336,112	5,372	1.61	1,278,226	6,053	1.89
Securities held-to-maturity	204,747	2,747	5.37	234,432	3,337	5.69
Net loans	10,688,759	122,636	4.59	9,038,667	112,277	4.97
Stock in FHLB	164,710	1,428	3.47	126,447	1,263	4.00
Total interest-earning assets	12,515,945	132,194	4.22	10,764,462	122,937	4.57
Non-interest-earning assets	567,056			472,634
Total assets	$13,083,001			$11,237,096
Interest-bearing liabilities:
Savings deposits	$1,750,081	$1,542	0.35%	$1,486,569	$1,989	0.54%
Interest-bearing checking	1,697,260	1,622	0.38	1,337,777	1,649	0.49
Money market accounts	1,547,331	1,655	0.43	1,301,734	2,072	0.64
Certificates of deposit	2,816,048	7,431	1.06	3,214,617	10,696	1.33
Total interest-bearing deposits	7,810,720	12,250	0.63	7,340,697	16,406	0.89
Borrowed funds	3,063,327	15,235	1.99	2,261,258	14,971	2.65
Total interest-bearing liabilities	10,874,047	27,485	1.01	9,601,955	31,377	1.31
Non-interest-bearing liabilities	1,112,053			623,526
Total liabilities	11,986,100			10,225,481
Stockholders’ equity	1,096,901			1,011,615
Total liabilities and stockholders’ equity	$13,083,001			$11,237,096
Net interest income		$104,709			$91,560
Net interest rate spread(2)			3.21%			3.26%
Net interest-earning assets(3)	$1,641,898			$1,162,507
Net interest margin(4)			3.35%			3.40%
Ratio of interest-earning assets to total interest-bearing liabilities	1.15	X		1.12	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six months ended June 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$116,238	$21	0.04%	$87,984	$21	0.05%
Securities available-for-sale(1)	1,351,731	10,735	1.59	1,216,302	11,945	1.96
Securities held-to-maturity	187,158	5,498	5.88	251,424	7,004	5.57
Net loans	10,527,405	242,496	4.61	8,977,328	222,529	4.96
Stock in FHLB	154,785	2,878	3.72	119,603	2,654	4.44
Total interest-earning assets	12,337,317	261,628	4.24	10,652,641	244,153	4.58
Non-interest-earning assets	560,521			473,150
Total assets	$12,897,838			$11,125,791
Interest-bearing liabilities:
Savings deposits	$1,744,802	$3,219	0.37%	$1,447,078	$3,962	0.55%
Interest-bearing checking	1,718,649	3,080	0.36	1,336,786	3,349	0.50
Money market accounts	1,566,555	3,342	0.43	1,261,608	4,159	0.66
Certificates of deposit	2,871,314	15,297	1.07	3,309,928	23,269	1.41
Total interest-bearing deposits	7,901,320	24,938	0.63	7,355,400	34,739	0.94
Borrowed funds	2,848,563	29,940	2.10	2,162,347	30,123	2.79
Total interest-bearing liabilities	10,749,883	54,878	1.02	9,517,747	64,862	1.36
Non-interest-bearing liabilities	1,062,639			611,740
Total liabilities	11,812,522			10,129,487
Stockholders’ equity	1,085,316			996,304
Total liabilities and stockholders’ equity	$12,897,838			$11,125,791
Net interest income		$206,750			$179,291
Net interest rate spread(2)			3.22%			3.22%
Net interest-earning assets(3)	$1,587,434			$1,134,894
Net interest margin(4)			3.35%			3.37%
Ratio of interest-earning assets to total interest-bearing liabilities	1.15	X		1.12	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012
Net Income. The net income of $28.1 million for the three months ended June 30, 2013 compared to net income of $24.0 million for the three months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $55.2 million compared to net income of $42.9 million for the six months ended June 30, 2012.
Net Interest Income. Net interest income increased by $13.1 million, or 14.4%, to $104.7 million for the three months ended June 30, 2013 from $91.6 million for the three months ended June 30, 2012. The increase was primarily due to the average balance of interest earning assets increasing $1.75 billion to $12.52 billion at June 30, 2013 compared to $10.76 billion at June 30, 2012, as well as a 30 basis point decrease in our cost of interest-bearing liabilities to 1.01% for the three months ended June 30, 2013 from 1.31% for the three months ended June 30, 2012. These were partially offset by the average balance of our interest bearing liabilities increasing $1.27 billion to $10.87 billion at June 30, 2013 compared to $9.60 billion at June 30, 2012, as well as the yield on our interest-earning assets decreasing 35 basis points to 4.22% for the three months ended June 30, 2013 from 4.57% for the three months ended June 30, 2012. The net interest spread decreased by 5 basis points to 3.21% for the three months ended June 30, 2013 from 3.26% for the three months ended June 30, 2012 as the yield on interest earning assets declined 35 basis points while the cost of interest bearing liabilities declined 30 basis points.

Net interest income increased by $27.5 million, or 15.32%, to $206.8 million for the six months ended June 30, 2013 from $179.3 million for the six months ended June 30, 2012. The increase was primarily due to the average balance of interest earning assets increasing $1.68 billion to $12.34 billion at June 30, 2013 compared to $10.65 billion at June 30, 2012, as well as a 34 basis point decrease in our cost of interest-bearing liabilities to 1.02% for the six months ended June 30, 2013 from 1.36% for the six months ended June 30, 2012. These were partially offset by the average balance of our interest bearing liabilities increasing $1.23 billion to $10.75 billion at June 30, 2013 compared to $9.52 billion at June 30, 2012, as well as the yield on our interest-earning assets decreasing 34 basis points to 4.24% for the six months ended June 30, 2013 from 4.58% for the six months ended June 30, 2012. The net interest spread was 3.22% for both the six months ended June 30, 2013 and June 30, 2012.
Interest and Dividend Income. Total interest and dividend income increased by $9.3 million, or 7.5%, to $132.2 million for the three months ended June 30, 2013 from $122.9 million for the three months ended June 30, 2012. This increase is attributed to the average balance of interest-earning assets increasing $1.75 billion or 16.3%, to $12.52 billion for the three months ended June 30, 2013 from $10.76 billion for the three months ended June 30, 2012 due to organic growth and acquisitions. This was partially offset by the weighted average yield on interest-earning assets decreasing 35 basis points to 4.22% for the three months ended June 30, 2013 compared to 4.57% for the three months ended June 30, 2012.

Interest income on loans increased by $10.4 million, or 9.2%, to $122.6 million for the three months ended June 30, 2013 from $112.3 million for the three months ended June 30, 2012, reflecting a $1.65 billion or 18.3%, increase in the average balance of net loans to $10.69 billion for the three months ended June 30, 2013 from $9.04 billion for the three months ended June 30, 2012. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $1.21 billion and $558.1 million, respectively, as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. This was partially offset by the decrease in the average balance of residential loans and construction loans of $87.7 million and $46.6 million, respectively, for the three months ended June 30, 2013. The increase also reflects $3.6 million in loan prepayment fees recorded in interest income for the three months ended June 30, 2013 compared to $2.2 million for the three months ended June 30, 2012. The increase was partially offset by a 38 basis point decrease in the average yield on net loans to 4.59% for the three months ended June 30, 2013 from 4.97% for the three months ended June 30, 2012, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, decreased by $1.1 million or 10.3%, to $9.6 million for the three months ended June 30, 2013 from $10.7 million for the three months ended June 30, 2012. The decrease is attributed to the weighted average yield on interest-earning assets, excluding loans, decreasing by 38 basis points to 2.09% for the three months ended June 30, 2013 compared to 2.47% for the three months ended June 30, 2012 reflecting the lower interest rate environment. This was partially offset by a $101.4 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.83 billion for the three months ended June 30, 2013 from $1.73 billion for the three months ended June 30, 2012.

Total interest and dividend income increased by $17.5 million, or 7.2%, to $261.6 million for the six months ended June 30, 2013 from $244.2 million for the six months ended June 30, 2012. This increase is attributed to the average balance of interest-earning assets increasing $1.68 billion, or 15.8%, to $12.34 billion for the six months ended June 30, 2013 from $10.65 billion for the six months ended June 30, 2012. This was partially offset by the weighted average yield on interest-earning assets decreasing 34 basis points to 4.24% for the six months ended June 30, 2013 compared to 4.58% for the six months ended June 30, 2012.

Interest income on loans increased by $20.0 million, or 9.0%, to $242.5 million for the six months ended June 30, 2013 from $222.5 million for the six months ended June 30, 2012, reflecting an $1.55 billion, or 17.3%, increase in the average balance of net loans to $10.53 billion for the six months ended June 30, 2013 from $8.98 billion for the six months ended June 30, 2012. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $1.20 billion and $555.6 million, respectively, as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $6.7 million in loan prepayment penalties as interest income for the six months ended June 30, 2013 compared to $3.3 million for the six months ended June 30, 2012. This was partially offset by a 35 basis point decrease in the average yield on net loans to 4.61% for the six months ended June 30, 2013 from 4.96% for the six months ended June 30, 2012, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, decreased by $2.5 million, or 11.5%, to $19.1 million for the six months ended June 30, 2013 from $21.6 million for the six months ended June 30, 2012. This decrease reflected the weighted average yield on interest-earning assets, excluding loans, decreasing by 47 basis points to 2.11% for the six months ended June 30, 2013 compared to 2.58% for the six months ended June 30, 2012 reflecting the current interest rate environment. This was partially offset by a $134.6 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.81 billion for the six months ended June 30, 2013 from $1.68 billion for the six months ended June 30, 2012.
Interest Expense. Total interest expense decreased by $3.9 million, or 12.4%, to $27.5 million for the three months ended June 30, 2013 from $31.4 million for the three months ended June 30, 2012. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 30 basis points to 1.01% for the three months ended June 30, 2013 compared to 1.31% for the three months ended June 30, 2012. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.27 billion, or 13.2%, to $10.87 billion for the three months ended June 30, 2013 from $9.60 billion for the three months ended June 30, 2012.

Interest expense on interest-bearing deposits decreased $4.2 million, or 25.3% to $12.3 million for the three months ended June 30, 2013 from $16.4 million for the three months ended June 30, 2012. This decrease is attributed to a 26 basis point decrease in the average cost of interest-bearing deposits to 0.63% for the three months ended June 30, 2013 from 0.89% for the three months ended June 30, 2012 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $470.0 million, or 6.4% to $7.81 billion for the three months ended June 30, 2013 from $7.34 billion for the three months ended June 30, 2012. Average balances of core deposit accounts- savings, checking and money market increased $868.6 million over the past year.

Interest expense on borrowed funds increased by $264,000 or 1.8%, to $15.2 million for the three months ended June 30, 2013 from $15.0 million for the three months ended June 30, 2012. This increase is attributed to the average balance of borrowed funds increasing $802.1 million or 35.5%, to $3.06 billion for the three months ended June 30, 2013 from $2.26 billion for the three months ended June 30, 2012. This increase was offset by a 66 basis points decrease to the average cost of borrowings to 1.99% for the three months ended June 30, 2013 from 2.65% for the three months ended June 30, 2012 as maturing and new borrowings repriced to current interest rates.

Total interest expense decreased by $10.0 million, or 15.4%, to $54.9 million for the six months ended June 30, 2013 from $64.9 million for the six months ended June 30, 2012. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 34 basis points to 1.02% for the six months ended June 30, 2013 compared to 1.36% for the six months ended June 30, 2012. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.23 billion, or 12.9%, to $10.75 billion for the six months ended June 30, 2013 from $9.52 billion for the six months ended June 30, 2012.

Interest expense on interest-bearing deposits decreased $9.8 million, or 28.2% to $24.9 million for the six months ended June 30, 2013 from $34.7 million for the six months ended June 30, 2012. This decrease is attributed to a 31 basis point decrease in the average cost of interest-bearing deposits to 0.63% for the six months ended June 30, 2013 from 0.94% for the six months ended June 30, 2012 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $545.9 million, or 7.4% to $7.90 billion for the six months ended June 30, 2013 from $7.36 billion for the six months ended June 30, 2012. Average balances of core deposit accounts- savings, checking and money market increased $984.5 million for the six months ended June 30, 2013.

Interest expense on borrowed funds decreased by $183,000, or 0.6%, to $29.9 million for the six months ended June 30, 2013 from $30.1 million for the six months ended June 30, 2012. This decrease is attributed to the average cost of borrowed funds decreasing 69 basis points to 2.10% for the six months ended June 30, 2013 from 2.79% for the six months ended June 30, 2012 as maturing and new borrowings repriced to current interest rates. This was partially offset by the average balance of borrowed funds increasing by $686.2 million or 31.7%, to $2.85 billion for the six months ended June 30, 2013 from $2.16 billion for the six months ended June 30, 2012.
Provision for Loan Losses. Our provision for loan losses was $13.8 million for the three months ended June 30, 2013 compared to $19.0 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, net charge-offs were $8.9 million compared to $14.0 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, our provision for loan losses was $27.5 million compared to $32.0 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, net charge-offs were $15.2 million compared to $20.8 million for the six months ended June 30, 2012. Our provision for the three and six months ended June 30, 2013 is a result of continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending; the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at June 30, 2013 and December 31, 2012.”
Non-Interest Income. Total non-interest income decreased by $1.0 million, or 9.85% to $9.5 million for the three months ended June 30, 2013 from $10.6 million for the three months ended June 30, 2012. The decrease is primarily attributed to the gain on the sale of loans decreasing $2.8 million to $2.0 million for the three months ended June 30, 2013 due to lower volume of sales in the secondary market at slightly lower margins. This decrease was offset by increases to fees and service charges of $709,000 and gain on sales of real estate owned of $603,000. In addition, other income increased $322,000 as a result of income on non-deposit investment products.

Total non-interest income decreased by $1.3 million, or 6.25% to $19.6 million for the six months ended June 30, 2013 from $20.9 million for the six months ended June 30, 2012. The decrease is primarily attributed to the gain on the sale of loans decreasing $3.6 million to $5.1 million for the six months ended June 30, 2013 as compared to $8.7 million for the six months ended June 30, 2012 due to lower volume of sales in the secondary market at slightly lower margins. This decrease was offset by $661,000 on gains from securities sold during the six months ended June 30, 2013 and gains on sale of real estate owned of $533,000. Other income increased $687,000 as a result of income on non-deposit investment products.
Non-Interest Expenses. Total non-interest expenses increased by $12.0 million, or 26.8%, to $56.9 million for the three months ended June 30, 2013 from $44.9 million for the three months ended June 30, 2012. Compensation and fringe benefits increased $4.4 million for the three months ended June 30, 2013 primarily as a result of the staff additions to support our continued growth including employees from the acquisition of Marathon Bank in the fourth quarter of 2012, as well as normal merit increases. Professional fees increased $922,000 for the three months ended June 30, 2013 attributed to increased legal and consulting services for the period. The Company has continued to increase its branch network and enter new markets through acquisitions as well as organic growth. As a result there has been an increase in occupancy expense, data processing fees, advertising and stationary expenses of $2.2 million, $1.0 million, $468,000 and $414,000, respectively for the three months ended June 30, 2013. Other operating expense also increased $926,000 for the three months ended June 30, 2013 related to higher recruiting, training and insurance expenses. FDIC insurance premium increased $1.7 million for the three months ended June 30, 2013 compared to June 30, 2012. This increase is a result of the FDIC finalizing its procedures for determining the deposit insurance assessment. These final rules were effective March 1, 2013.

Total non-interest expenses increased by $13.7 million, or 13.78%, to $113.0 million for the six months ended June 30, 2013 from $99.3 million for the six months ended June 30, 2012. The six months ended June 30, 2012 included $6.1 million in one time charges associated with the acquisition of Brooklyn Federal as well as $3.0 million for the early termination of certain leased facilities. Compensation and fringe benefits increased $7.9 million for the six months ended June 30, 2013 primarily as a result of the staff additions to support our continued growth including employees from the acquisition of Marathon Bank in the fourth quarter of 2012, as well as normal merit increases. The Company has continued to increase its branch network and enter new markets through acquisitions as well as organic growth. As a result there has been an increase to occupancy expense and advertising expense of $1.3 million and $770,000 for the six months ended June 30, 2013. In addition, our FDIC insurance premium increased $3.4 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This increase is a result of the FDIC finalizing its procedures for determining the deposit insurance assessment. These final rules were effective March 1, 2013. Other operating expense increased $1.3 million for the six months ended June 30, 2013 related to higher recruiting, training and insurance expenses.
Income Tax Expense. Income tax expense was $15.5 million for the three months ended June 30, 2013, representing a 35.61% effective tax rate compared to income tax expense of $14.3 million for the three months ended June 30, 2012 representing a 37.35% effective tax rate.

Income tax expense was $30.6 million for the six months ended June 30, 2013, representing a 35.66% effective tax rate compared to income tax expense of $26.0 million for the six months ended June 30, 2012 representing a 37.72% effective tax rate.
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

At June 30, 2013, the Company had overnight borrowings outstanding with FHLB of $448.0 million compared to $373.5 million at December 31, 2012. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.40 billion at June 30, 2013, an increase from $2.70 billion at December 31, 2012.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At June 30, 2013, outstanding commitments to originate loans totaled $789.2 million; outstanding unused lines of credit totaled $531.8 million; standby letters of credit totaled $16.1 million and outstanding commitments to sell loans totaled $34.9 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.65 billion at June 30, 2013. Based upon historical experience management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three months period ended June 30, 2013, the Company did not repurchase any shares of its common stock. Under the current share repurchase program, 2,111,597 shares remain available for repurchase. At June 30, 2013, a total of 16,652,720 shares have been purchased under Board authorized share repurchase programs, of which 3,412,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of June 30, 2013, the Bank exceeded all regulatory capital requirements as follows:

	June 30, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$1,079,426	11.2%	772,558	8.0%
Tier I capital (to risk-weighted assets)	958,297	9.9	386,279	4.0
Tier I capital (to average assets)	958,297	7.4	518,271	4.0

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2013:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$3,403,125	1,395,000	328,000	175,000	1,505,125
Commitments to originate and purchase loans	$789,196	789,196	—	—	—
Commitments to sell loans	$34,929	34,929	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $80,000 of the borrowings are callable at the option of the lender.
Additionally, at June 30, 2013, the Company’s commitments to fund unused lines of credit totaled $531.8 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes capitalized and operating lease obligations. These contractual obligations as of June 30, 2013, have not changed significantly from December 31, 2012.
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
Quantitative Analysis. The table below sets forth, as of June 30, 2013, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value(2)			Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income(3)	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$985,177	(176,077)	(15.2)%	$382,664	(31,243)	(7.6)%
0bp	$1,161,254	—	—	$413,906	—	—
-100bp	$1,080,125	(81,129)	(7.0)%	$416,573	2,666	0.6%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at June 30, 2013, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 15.2% decrease in NPV and a $31.2 million, or 7.6%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 7.0% decrease in NPV and a $2.7 million, or 0.6%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,111,597 shares yet to be purchased as of June 30, 2013. There were no repurchase of our common stock during the second quarter 2013.

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

INVESTORS BANCORP, INC.

Date: August 9, 2013	By:	/s/ Kevin Cummings
Kevin Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2013	By:	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)