Form 10-Q
period 2013-09-30
Investors Bancorp Inc
filed 2013-11-08
CIK 1326807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

As of November 4, 2013, the registrant had 118,020,280 shares of common stock, par value $0.01 per share, issued and 112,353,288 shares outstanding, of which 65,396,235 shares, or 58.2%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.

Investors Bancorp, Inc.
FORM 10-Q

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2013 (unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and cash equivalents	$168,329	155,153
Securities available-for-sale, at estimated fair value	816,496	1,385,328
Securities held-to-maturity, net (estimated fair value of $687,130 and $198,893 at September 30, 2013 and December 31, 2012, respectively)	670,958	179,922
Loans receivable, net	11,374,012	10,306,786
Loans held-for-sale	9,130	28,233
Stock in the Federal Home Loan Bank	192,883	150,501
Accrued interest receivable	45,431	45,144
Other real estate owned	5,119	8,093
Office properties and equipment, net	101,929	91,408
Net deferred tax asset	173,679	150,006
Bank owned life insurance	116,122	113,941
Intangible assets	100,342	99,222
Other assets	32,957	8,837
Total assets	$13,807,387	12,722,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$8,642,335	8,768,857
Borrowed funds	3,796,112	2,705,652
Advance payments by borrowers for taxes and insurance	75,020	52,707
Other liabilities	167,272	128,541
Total liabilities	12,680,739	11,655,757
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 118,020,280 issued; 112,155,719 and 111,915,882 outstanding at September 30, 2013 and December 31, 2012, respectively	532	532
Additional paid-in capital	538,164	533,858
Retained earnings	712,671	644,923
Treasury stock, at cost; 5,864,561 and 6,104,398 shares at September 30, 2013 and December 31, 2012, respectively	(70,676)	(73,692)
Unallocated common stock held by the employee stock ownership plan	(30,133)	(31,197)
Accumulated other comprehensive loss	(23,910)	(7,607)
Total stockholders’ equity	1,126,648	1,066,817
Total liabilities and stockholders’ equity	$13,807,387	12,722,574
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans receivable and loans held-for-sale	$127,186	111,909	$369,682	334,438
Securities
Equity	18	4	41	10
Government-sponsored enterprise obligations	1	1	3	12
Mortgage-backed securities	7,123	7,111	20,336	23,530
Municipal bonds and other debt	1,406	1,426	4,401	3,940
Interest-bearing deposits	20	9	41	30
Federal Home Loan Bank stock	1,643	1,415	4,521	4,069
Total interest and dividend income	137,397	121,875	399,025	366,029
Interest expense
Deposits	11,730	14,882	36,668	49,621
Secured borrowings	15,243	15,056	45,183	45,180
Total interest expense	26,973	29,938	81,851	94,801
Net interest income	110,424	91,937	317,174	271,228
Provision for loan losses	13,750	16,000	41,250	48,000
Net interest income after provision for loan losses	96,674	75,937	275,924	223,228
Non-interest income
Fees and service charges	5,003	3,586	14,330	12,769
Income on bank owned life insurance	694	678	2,182	1,893
Gain on loan transactions, net	2,226	7,191	7,302	15,874
Gain on securities transactions	15	255	706	286
Gain (loss) on sale of other real estate owned, net	226	(51)	688	(122)
Other income	1,327	1,046	3,910	2,940
Total non-interest income	9,491	12,705	29,118	33,640
Non-interest expense
Compensation and fringe benefits	31,592	25,221	90,472	76,242
Advertising and promotional expense	2,023	1,852	6,234	5,294
Office occupancy and equipment expense	10,386	7,892	29,026	25,241
Federal deposit insurance premiums	3,800	3,470	11,050	7,370
Stationery, printing, supplies and telephone	866	607	2,444	2,062
Professional fees	2,789	1,707	7,885	7,591
Data processing service fees	4,694	3,295	12,786	11,554
Other operating expenses	4,681	4,173	13,955	12,194
Total non-interest expenses	60,831	48,217	173,852	147,548
Income before income tax expense	45,334	40,425	131,190	109,320
Income tax expense	16,053	15,936	46,666	41,924
Net income	$29,281	24,489	$84,524	67,396
Basic earnings per share	$0.27	0.23	$0.78	0.63

Diluted earnings per share	$0.27	0.23	$0.78	0.62
Weighted average shares outstanding
Basic	107,933,076	107,409,451	107,765,190	107,347,608
Diluted	109,357,614	108,276,407	109,022,307	107,937,805
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$29,281	24,489	84,524	67,396
Other comprehensive (loss), income net of tax:
Change in funded status of retirement obligations	141	72	424	215
Unrealized gain (loss) on securities available-for-sale	152	2,949	(10,614)	7,198
Net loss on securities reclassified from available-for-sale to held-to-maturity	—	—	(7,242)	—
Accretion of loss on securities reclassified to held-to-maturity	502	—	502	—
Reclassification adjustment for security (gains), losses included in net income	—	82	(405)	104
Other-than-temporary impairment accretion on debt securities	641	218	1,032	655
Total other comprehensive (loss) income	1,436	3,321	(16,303)	8,172
Total comprehensive income	$30,717	27,810	68,221	75,568
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Nine months ended September 30, 2013 and 2012
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2011	$532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	67,396	—	—	—	67,396
Other comprehensive income, net of tax	—	—	—	—	—	8,172	8,172
Purchase of treasury stock (54,673 shares)	—	—	—	(806)	—	—	(806)
Treasury stock allocated to restricted stock plan	—	(6,904)	243	6,661	—	—	—
Common stock issued from treasury to finance acquisition (551,862 shares)	—	—	(142)	7,703	—	—	7,561
Compensation cost for stock options and restricted stock	—	2,722	—	—	—	—	2,722
Net tax benefit from stock-based compensation	—	83	—	—	—	—	83
Cash dividend paid ($0.05 per common share)	—	—	(5,595)	—	—	—	(5,595)
ESOP shares allocated or committed to be released	—	577	—	—	1,064	—	1,641
Balance at September 30, 2012	$532	532,886	623,498	(73,817)	(31,551)	(2,934)	1,048,614

Balance at December 31, 2012	$532	533,858	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	84,524	—	—	—	84,524
Other comprehensive loss, net of tax	—	—	—	—	—	(16,303)	(16,303)
Purchase of treasury stock (76,663 shares)	—	—	—	(1,376)	—	—	(1,376)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	2,648	—	—	—	—	2,648
Net tax benefit from stock-based compensation	—	234	—	—	—	—	234
Exercise of Stock Option	—	425	—	4,350	—	—	4,775
Cash dividend paid ($0.15 per common share)	—	—	(16,789)	—	—	—	(16,789)
ESOP shares allocated or committed to be released	—	1,054	—	—	1,064	—	2,118
Balance at September 30, 2013	$532	538,164	712,671	(70,676)	(30,133)	(23,910)	1,126,648

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$84,524	67,396
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	4,766	4,363
Amortization of premiums and accretion of discounts on securities, net	8,049	9,358
Amortization of premiums and accretion of fees and costs on loans, net	5,159	7,107
Amortization of intangible assets	1,620	1,058
Provision for loan losses	41,250	48,000
Depreciation and amortization of office properties and equipment	6,038	5,015
Gain on securities, net	(706)	(286)
Mortgage loans originated for sale	(334,676)	(629,985)
Proceeds from mortgage loan sales	359,216	632,400
Gain on sales of mortgage loans, net	(5,437)	(13,702)
(Gain) loss on sale of other real estate owned	(688)	122
Income on bank owned life insurance	(2,181)	(1,893)
(Increase) decrease in accrued interest receivable	(287)	820
Deferred tax benefit	(12,308)	(4,531)
(Increase) decrease in other assets	(26,860)	9,886
Increase in other liabilities	39,448	37,202
Total adjustments	82,403	104,934
Net cash provided by operating activities	166,927	172,330
Cash flows from investing activities:
Purchases of loans receivable	(793,198)	(496,290)
Net originations of loans receivable	(443,440)	25,232
Proceeds from sale of loans held for investment	121,046	77,302
Gain on disposition of loans held for investment	(1,865)	(2,172)
Net proceeds from sale of foreclosed real estate	7,484	3,207
Purchases of mortgage-backed securities held to maturity	(29,723)	—
Purchases of debt securities held-to-maturity	(9,391)	(5,138)
Purchases of mortgage-backed securities available-for-sale	(295,897)	(524,055)
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	57,499	81,004
Proceeds from paydowns on equity securities available-for-sale	108	—
Proceeds from paydowns/maturities on debt securities held-to-maturity	17,086	12,769
Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	246,415	242,650

Proceeds from sale of mortgage-backed securities held-to-maturity	—	14,871
Proceeds from sales of mortgage-backed securities available-for-sale	55,971	172,206
Proceeds from sales of US Government and Agency Obligations available-for-sale	—	3,219
Redemption of equity securities available-for-sale	—	85
Proceeds from redemptions of Federal Home Loan Bank stock	89,102	56,222
Purchases of Federal Home Loan Bank stock	(131,484)	(69,637)
Purchases of office properties and equipment	(16,559)	(18,320)
Death benefit proceeds from bank owned life insurance	—	3,204
Cash received, net of cash consideration paid for acquisitions	—	27,741
Net cash used in investing activities	(1,126,846)	(395,900)
Cash flows from financing activities:
Net increase in deposits	(126,522)	144,439
Repayments of funds borrowed under other repurchase agreements	150,000	(90,000)
Net increase in other borrowings	940,460	187,314
Net increase in advance payments by borrowers for taxes and insurance	22,313	12,804
Dividends paid	(16,789)	—
Exercise of stock options	4,775	—
Purchase of treasury stock	(1,376)	(806)
Net tax benefit from stock-based compensation	234	83
Net cash provided by financing activities	973,095	253,834
Net increase in cash and cash equivalents	13,176	30,264
Cash and cash equivalents at beginning of period	155,153	90,139
Cash and cash equivalents at end of period	$168,329	120,403
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	$3,822	8,625
Cash paid during the year for:
Interest	$81,028	95,255
Income taxes	$59,923	45,885
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$—	170,368
Loans	—	177,512
Goodwill and other intangible assets, net	—	16,732
Other assets	—	15,806
Total non-cash assets acquired	$—	380,418
Liabilities assumed:
Deposits	$—	385,859
Borrowings	—	8,200
Other liabilities	—	6,441
Total liabilities assumed	$—	400,500

Net non-cash assets acquired	$—	(20,082)
Common stock issued for Brooklyn Federal Savings Bank acquisition	$—	(7,561)
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
In the opinion of management, all the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for subsequent periods or the full year results.
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

2.Business Combinations
On April 5, 2013, the Company entered into a definitive merger agreement with Gateway Community Financial Corporation, the mid-tier holding company for GCF Bank. Gateway Community Financial Corporation has no public shareholders, and therefore no merger consideration will be paid to third parties. The Company will issue shares of its common stock to Investors MHC as consideration for the transaction. The number of shares to be issued will be based on the pro forma market valuation of Gateway Community Financial Corporation as determined by an independent appraisal. As of June 30, 2013, Gateway Community Financial Corporation operated 4 branches in Gloucester County, New Jersey, and had assets of $303.0 million, deposits of $271.6 million and a net worth of $24.4 million. The merger agreement has been approved by the boards of directors of each company and is subject to regulatory approvals and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.
On December 19, 2012, the Company entered into a definitive merger agreement with Roma Financial Corporation, the federally-chartered holding company for Roma Bank and RomAsia Bank. Under the terms of the merger agreement, 100% of the shares of Roma Financial will be converted into Investors Bancorp Inc. common stock. As of June 30, 2013, Roma Financial Corporation operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey, and had assets of $1.73 billion, deposits of $1.41 billion and stockholders' equity of $217.2 million. The merger agreement has been approved by the boards of directors of each company as well as Investors Bancorp and Roma Financial shareholders. The merger is subject to the requisite regulatory approvals and other customary closing conditions. As the merger has not been completed, the transaction is not reflected in the balance sheet or results of operation for the periods presented in this document.
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
For the nine months ended September 30, 2013, an adjustment of $207,000 was recorded to goodwill due to adjustments to purchase accounting, see footnote 7, “Goodwill and Other Intangible Assets”. The calculation of goodwill is subject to change for up to one year after closing date of the transactions as additional information relative to closing dates estimates and uncertainties becomes available.
On January 6, 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. (“BFSB”), the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with five full-service branches in Brooklyn and Long Island. After the purchase accounting adjustments, the Company assumed $385.9 million in customer deposits and acquired $177.5 million in loans. This transaction resulted in $16.7 million of goodwill and generated $218,000 in core deposit intangibles. Under the acquisition method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $10.3 million was paid through a combination of the Company’s common stock (551,862 shares), issued to Investors Bancorp, MHC, and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into the Bank as of the acquisition date. In a separate transaction, the Company sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012.

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
Securities. The estimated fair values of the investment securities classified as available for sale were calculated utilizing Level 1 inputs. The prices for these instruments are based upon sales of the securities shortly after the acquisition date.  Investment securities classified as Held to Maturity were valued using a combination of Level 2 and Level 3 inputs.  The Company reviewed the data and assumptions used in pricing the securities by its third party provider to ensure the highest level of significant inputs are derived from market observable data.
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

3. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended September 30,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net income	$29,281			$24,489
Basic earnings per share:
Income available to common stockholders	$29,281	107,933,076	$0.27	$24,489	107,409,451	$0.23
Effect of dilutive common stock equivalents	—	1,424,538		—	866,956
Diluted earnings per share:
Income available to common stockholders	$29,281	109,357,614	$0.27	$24,489	108,276,407	$0.23

    For the three months ended September 30, 2013 and 2012 there were 194,000 and 15,000 equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

	Nine months ended September 30,
	2013			2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net income	$84,524			$67,396
Basic earnings per share:
Income available to common stockholders	$84,524	107,765,190	$0.78	$67,396	107,347,608	$0.63
Effect of dilutive common stock equivalents	—	1,257,117		—	590,197
Diluted earnings per share:
Income available to common stockholders	$84,524	109,022,307	$0.78	$67,396	107,937,805	$0.62

    For the nine months ended September 30, 2013 and 2012 there were 194,000 and 486,000 equity awards, respectively that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

4.	Securities
The carrying value, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At September 30, 2013
	Carrying value	Gross unrecognized gains	Gross unrecognized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,220	1,119	19	4,320
Debt securities:
Government-sponsored enterprises	3,013	—	—	3,013
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	379,187	4,472	2,638	381,021
Federal National Mortgage Association	424,221	5,931	2,717	427,435
Government National Mortgage Association	703	4	—	707
Total mortgage-backed securities available-for-sale	804,111	10,407	5,355	809,163
Total available-for-sale securities	$810,344	11,526	5,374	816,496

	At September 30, 2013
	Amortized cost	Net unrealized gains (losses) (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$127	—	127	1	—	128
Municipal bonds	15,331	—	15,331	636	—	15,967
Corporate and other debt securities	58,597	(26,759)	31,838	20,625	2,505	49,958
Total debt securities held-to-maturity	74,055	(26,759)	47,296	21,262	2,505	66,053
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	265,570	(5,701)	259,869	2,058	4,278	257,649
Federal National Mortgage Association	369,071	(5,693)	363,378	3,074	3,439	363,013
Federal housing authorities	415	—	415	—	—	415
Total mortgage-backed securities held-to-maturity	635,056	(11,394)	623,662	5,132	7,717	621,077
Total held-to-maturity securities	$709,111	(38,153)	670,958	26,394	10,222	687,130
(1) Unrealized gains and losses of held-to-maturity securities represent (i) the other than temporary charge related to other non credit factors on corporate and other debt securities and is amortized through accumulated other comprehensive income over the remaining life of the securities; and (ii) unrealized gains and losses on securities reclassified from available-for-sale to held-to-maturity that are reflected in accumulated other comprehensive loss on the consolidated balance sheet and is being recognized over the life of the securities.
(2) Unrecognized holding gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

	At December 31, 2012
	Carrying value	Gross unrecognized gains	Gross unrecognized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,306	855	—	4,161
Debt securities:
Government-sponsored enterprises	3,038	—	3	3,035
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	660,095	7,573	151	667,517
Federal National Mortgage Association	689,587	16,735	194	706,128
Government National Mortgage Association	4,414	73	—	4,487
Total mortgage-backed securities available-for-sale	1,354,096	24,381	345	1,378,132
Total available-for-sale securities	$1,360,440	25,236	348	1,385,328

	At December 31, 2012
	Amortized cost	Net unrealized gains (losses) (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$147	—	147	2	—	149
Municipal bonds	21,156	—	21,156	1,138	—	22,294
Corporate and other debt securities	58,007	(28,504)	29,503	13,148	3,356	39,295
Total debt securities held-to-maturity	79,310	(28,504)	50,806	14,288	3,356	61,738
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	63,033	—	63,033	3,193	3	66,223
Federal National Mortgage Association	64,278	—	64,278	4,843	—	69,121
Federal housing authorities	1,805	—	1,805	6	—	1,811
Total mortgage-backed securities held-to-maturity	129,116	—	129,116	8,042	3	137,155
Total held-to-maturity securities	$208,426	(28,504)	179,922	22,330	3,359	198,893
(1) Unrealized gains and losses of held-to-maturity securities represent the other than temporary charge related to other non credit factors on corporate and other debt securities and is amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized holding gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a Government Sponsored Enterprise (“GSE”) as issuer. Current market conditions have not significantly impacted the pricing of our portfolio or our ability to obtain reliable prices. See note 11 for further discussion on the valuation of securities.
The changes in held-to-maturity and available-for-sale securities for the period ending September 30, 2013 is primarily attributed to a $524.0 million transfer of previously-designated available-for-sale to a held-to-maturity designation at fair value. In accordance with ASC 320, Investments - Debt and Equity Securities, the Company is required at each balance sheet date to reassess the classification of each security held. The reclassification for the period ended September 30, 2013 is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had a net loss of $12.2 million that is reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities.
Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012, was as follows:

	September 30, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity securities	$506	19	—	—	506	19
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	115,148	2,638	—	—	115,148	2,638
Federal National Mortgage Association	119,897	2,717	—	—	119,897	2,717
Total mortgage-backed securities available-for-sale	235,045	5,355	—	—	235,045	5,355
Total available-for-sale	235,551	5,374	—	—	235,551	5,374
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,357	34	1,174	2,471	2,531	2,505
Total debt securities held-to-maturity	1,357	34	1,174	2,471	2,531	2,505
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	152,492	4,278	—	—	152,492	4,278
Federal National Mortgage Association	144,273	3,439	—	—	144,273	3,439
Total mortgage-backed securities held-to-maturity	296,765	7,717	—	—	296,765	7,717
Total held-to-maturity	298,122	7,751	1,174	2,471	299,296	10,222
Total	$533,673	13,125	1,174	2,471	534,847	15,596

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,035	3	—	—	3,035	3
Total debt securities available-for-sale	3,035	3	—	—	3,035	3
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	125,707	135	712	16	126,419	151
Federal National Mortgage Association	67,687	194	—	—	67,687	194
Total mortgage-backed securities available-for-sale	193,394	329	712	16	194,106	345
Total available-for-sale	196,429	332	712	16	197,141	348
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,951	171	1,542	3,185	3,493	3,356
Total debt securities held-to-maturity	1,951	171	1,542	3,185	3,493	3,356
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	347	3	—	—	347	3
Total mortgage-backed securities held-to-maturity	347	3	—	—	347	3
Total held-to-maturity	2,298	174	1,542	3,185	3,840	3,359
Total	$198,727	506	2,254	3,201	200,981	3,707

The majority of gross unrealized losses relate to our mortgage-backed-security portfolio which are guaranteed by Government Sponsored Enterprises. These securities have been negatively impacted by the recent increase in long-term market interest rates. The remaining gross unrealized losses relate to our corporate and other debt securities whose estimated fair value of has been adversely impacted by the current economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. This portfolio consists of 36 pooled trust preferred securities (“TruPS”), principally issued by banks. At September 30, 2013, the amortized cost (net after previous impairment charges) and estimated fair values of the trust preferred portfolio was $31.8 million and $50.0 million, respectively with 7 of the securities in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of September 30, 2013. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$282.5	$399.2	$116.8	31	11.30%	8.70%	—%	Ca / C
Alesco PF III	B1	667.5	1,326.5	659.0	32	10.60%	10.00%	—%	Ca / C
Alesco PF III	B2	267.1	530.6	263.5	32	10.60%	10.00%	—%	Ca / C
Alesco PF IV	B1	343.1	476.6	133.5	36	3.50%	12.10%	—%	C / C
Alesco PF VI	C2	600.9	1,499.5	898.5	45	7.50%	12.20%	—%	Ca / C
MM Comm III	B	1,129.9	3,794.0	2,663.8	6	26.70%	8.60%	12.80%	Ba1 / B
MM Comm IX	B1	65.8	25.9	(39.9)	14	34.70%	15.60%	—%	Ca / D
MMCaps XVII	C1	1,406.6	1,894.2	487.6	30	12.50%	11.30%	—%	Ca / C
MMCaps XIX	C	485.7	20.5	(465.2)	30	25.40%	17.10%	—%	C / C
Tpref I	B	1,375.8	1,341.8	(34.0)	8	49.20%	9.50%	—%	Ca / WD
Tpref II	B	3,741.5	4,601.9	860.4	16	33.40%	13.90%	—%	Caa3 / C
US Cap I	B2	810.9	1,518.9	708.0	29	10.50%	10.10%	—%	Caa1 / C
US Cap I	B1	2,413.7	4,556.7	2,143.0	29	10.50%	10.10%	—%	Caa1 / C
US Cap II	B1	1,250.0	2,146.0	896.0	35	14.90%	9.20%	—%	Caa1 / C
US Cap III	B1	1,649.4	2,277.3	627.9	28	15.40%	14.60%	—%	Ca / C
US Cap IV	B1	934.3	57.0	(877.3)	42	33.60%	24.10%	—%	C / D
Trapeza XII	C1	1,558.7	630.2	(928.5)	29	23.80%	21.20%	—%	C / C
Trapeza XIII	C1	1,620.3	2,365.0	744.7	41	18.40%	16.20%	—%	Ca / C
Pretsl XXIII	A1	558.1	1,422.2	864.1	66	20.00%	16.80%	31.40%	A2 / A
Pretsl XXIV	A1	2,165.3	4,377.1	2,211.9	61	24.10%	19.20%	24.80%	Baa2 / BBB
Pretsl IV	Mez	138.3	211.0	72.8	6	18.00%	8.10%	19.00%	B1 / B
Pretsl V	Mez	15.8	15.6	(1.0)	—	65.50%	—%	—%	C / WD
Pretsl VII	Mez	377.0	1,851.4	1,474.5	12	46.60%	12.70%	—%	Ca / C
Pretsl XV	B1	958.5	1,491.8	533.3	53	18.00%	17.40%	—%	C / C
Pretsl XVII	C	612.7	955.4	342.6	35	19.00%	20.80%	—%	C / CC
Pretsl XVIII	C	1,415.8	1,991.7	575.9	55	20.40%	14.00%	—%	Ca / C
Pretsl XIX	C	607.9	674.9	67.0	50	14.90%	13.80%	—%	C / C
Pretsl XX	C	317.8	410.6	92.9	47	18.20%	16.00%	—%	C / C
Pretsl XXI	C1	697.6	1,933.5	1,235.9	52	18.90%	15.70%	—%	C / C
Pretsl XXIII	A-FP	935.1	1,955.6	1,020.5	92	20.70%	14.00%	18.30%	A1 / BBB
Pretsl XXIV	C1	600.6	440.5	(160.0)	61	24.10%	19.20%	—%	C / C
Pretsl XXV	C1	347.1	466.1	119.0	47	26.40%	15.00%	—%	C / C
Pretsl XXVI	C1	410.9	725.0	314.1	50	24.10%	15.80%	—%	C / C
Pref Pretsl IX	B2	405.3	566.6	161.3	32	20.80%	12.90%	—%	Caa1 / C
Pretsl II	B1	436.4	671.9	235.5	23	8.00%	9.60%	—%	B
Pretsl X	C2	233.6	335.4	101.9	34	29.00%	12.50%	—%	Caa3 / C
		$31,837.5	$49,958.1	$18,120.0

(1)	At September 30, 2013, assumed recoveries for current deferrals and defaulted issuers ranged from 3.5% to 65.5%.

(2)	At September 30, 2013, assumed recoveries for expected deferrals and defaulted issuers ranged from 8.1% to 24.1%.

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

A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities generally exceed 10 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The carrying value and estimated fair value of debt securities at September 30, 2013, by contractual maturity, are shown below.

	September 30, 2013
	Carrying value	Estimated fair value
	(In thousands)
Due in one year or less	$9,863	9,863
Due after one year through five years	3,603	3,626
Due after five years through ten years	—	—
Due after ten years	36,843	55,577
Total	$50,309	69,066
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
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At September 30, 2013, management deemed that the present value of projected cash flows for each security was greater than the book value and did not recognize any additional OTTI charges for the period ended September 30, 2013. At September 30, 2013, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $26.8 million ($15.8 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance of credit related OTTI, beginning of period	$112,886	115,759	$114,514	117,003
Additions:
Initial credit impairments	—	—	—	—
Subsequent credit impairments	—	—	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(814)	(623)	(2,442)	(1,867)
Balance of credit related OTTI, end of period	$112,072	115,136	$112,072	115,136

The credit loss component of the impairment loss represents the difference between the present value of expected future cash flows and the amortized cost basis of the securities prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which other-than-temporary impairment occurred prior to the period presented. If other-than-temporary impairment is recognized in earnings for credit impaired debt securities, they would be presented as additions in two components based upon whether the current period is the first time a debt security was credit impaired (initial credit impairment) or is not the first time a debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell or revises its estimate about the previously credit impaired debt securities. Additionally, the credit loss component is reduced if (i) the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit impaired debt security, (ii) the security matures or (iii) the security is fully written down.
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the three months ended September 30, 2013, the Company realized a $15,000 gain on capital distributions of equity securities from the available-for-sale portfolio. For the three months ended September 30, 2013, there were no losses recognized. For the nine months ended September 30, 2013, proceeds from sales of securities from available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 gross realized losses as well as $22,000 of gains on capital distributions of equity securities. For the three and nine months ended September 30, 2013, there were no sales of securities from held-to-maturity portfolio.
For three months ended September 30, 2012, proceeds from sales of securities from available-for-sale portfolio were $8.0 million, which resulted in gross realized gains of $138,000 and no gross realized losses. For the nine months ended September 30, 2012, proceeds from sales of securities from the available-for-sale portfolio were $8.6 million, which resulted in gross realized gains of $176,000 and no gross realized losses. During the nine months ended September 30, 2012, the Company sold $166.8 million of available-for-sale agency mortgage backed securities that were acquired in the acquisition of Brooklyn Federal Bancorp, Inc. The sales did not result in any gross realized gains or gross realized losses. In addition, the Company realized a $33,000 loss on capital distributions of equity securities during the nine months ended September 30, 2012.
For the three months ended September 30, 2012, proceeds from sales of securities from the held-to-maturity portfolio were $14.2 million, which resulted in gross realized gains of $159,000 and gross realized losses of $51,000. For the nine months ended September 30, 2012, proceeds from sales of securities from the held-to-maturity portfolio were $14.9 million, which resulted in gross realized gains of $193,000 and $51,000 in gross realized losses. Sales from the held-to-maturity portfolio met the criteria of principal pay downs under 85% of the original investment amount and therefore do not result in a tainting of the held-to-maturity portfolio. The Company sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.

5.	Loans Receivable, Net
The detail of the loan portfolio as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans	$5,132,745	4,837,838
Multi-family loans	3,557,333	2,995,052
Commercial real estate loans	2,190,099	1,966,156
Construction loans	218,391	224,816
Consumer and other loans	224,029	238,922
Commercial and industrial loans	195,187	168,943
Total loans excluding PCI loans	11,517,784	10,431,727
PCI loans	6,474	6,744
Net unamortized premiums and deferred loan costs	16,533	10,487
Allowance for loan losses	(166,779)	(142,172)
Net loans	$11,374,012	10,306,786

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

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in Marathon Bank acquisition as of October 15, 2012:

October 15, 2012
(In thousands)
Contractually required principal and interest	$11,774
Contractual cash flows not expected to be collected (non-accretable difference)	(4,163)
Expected cash flows to be collected	7,611
Interest component of expected cash flows (accretable yield)	(1,537)
Fair value of acquired loans	$6,074

The following table presents changes in the accretable yield for PCI loans:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
Balance, beginning of period	$1,212	1,457
Acquisitions	—	—
Accretion	(135)	(380)
Net reclassification from non-accretable difference	—	—
Balance, end of period	$1,077	1,077
An analysis of the allowance for loan losses is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of the period	$154,467	128,474	142,172	117,242
Loans charged off	(2,484)	(15,332)	(19,219)	(36,474)
Recoveries	1,046	2,124	2,576	2,498
Net charge-offs	(1,438)	(13,208)	(16,643)	(33,976)
Provision for loan losses	13,750	16,000	41,250	48,000
Balance at end of the period	$166,779	131,266	166,779	131,266
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
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real estate property located in New Jersey and New York. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a continued decline in the general economy, and a further decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions and the composition of the portfolio. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
Our allowance for loan losses reflects probable losses considering, among other things, the continued adverse economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. In addition, the allowance considers the inherent credit risk in the overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Charge-offs	(13,223)	(1,226)	(792)	(3,104)	(83)	(791)	—	(19,219)
Recoveries	1,564	72	36	254	603	47	—	2,576
Provision	17,365	6,625	12,024	(835)	2,140	808	3,123	41,250
Ending balance-September 30, 2013	$51,075	35,324	44,615	12,377	6,754	2,150	14,484	166,779

Individually evaluated for impairment	$2,074	—	—	—	—	—	—	2,074
Collectively evaluated for impairment	49,001	35,324	44,615	12,377	6,754	2,150	14,484	164,705
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at September 30, 2013	$51,075	35,324	44,615	12,377	6,754	2,150	14,484	166,779

Loans:
Individually evaluated for impairment	$19,762	16,510	11,739	17,747	1,627	—	—	67,385
Collectively evaluated for impairment	5,112,983	3,540,824	2,178,359	200,644	193,560	224,029	—	11,450,399
Loans acquired with deteriorated credit quality	486	446	5,542	—	—	—	—	6,474
Balance at September 30, 2013	$5,133,231	3,557,780	2,195,640	218,391	195,187	224,029	—	11,524,258

	December 31, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(20,180)	(9,058)	(479)	(13,227)	(99)	(1,107)	—	(44,150)
Recoveries	593	—	43	3,387	23	34	—	4,080
Provision	32,509	25,048	2,836	3,063	493	1,824	(773)	65,000
Ending balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Individually evaluated for impairment	$2,142	—	—	—	—	—	—	2,142
Collectively evaluated for impairment	43,227	29,853	33,347	16,062	4,094	2,086	11,361	140,030
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Loans:
Individually evaluated for impairment	$12,235	10,574	7,075	26,314	1,208	—	—	57,406
Collectively evaluated for impairment	4,825,603	2,984,478	1,959,081	198,502	167,735	238,922	—	10,374,321
Loans acquired with deteriorated credit quality	477	419	5,533	—	315	—	—	6,744
Balance at December 31, 2012	$4,838,315	2,995,471	1,971,689	224,816	169,258	238,922	—	10,438,471
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
The following tables present the risk category of loans as of September 30, 2013 and December 31, 2012 by class of loans excluding the PCI loans:

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,027,428	21,964	83,353	—	—	5,132,745
Multi-family	3,497,448	42,375	17,510	—	—	3,557,333
Commercial real estate	2,114,931	20,298	54,870	—	—	2,190,099
Construction	184,513	7,729	26,149	—	—	218,391
Commercial and industrial	189,013	608	5,566	—	—	195,187
Consumer and other	221,826	325	1,878	—	—	224,029
Total	$11,235,159	93,299	189,326	—	—	11,517,784

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,714,303	45,144	78,266	125	—	4,837,838
Multi-family	2,945,844	31,594	17,614	—	—	2,995,052
Commercial real estate	1,924,655	18,869	22,632	—	—	1,966,156
Construction	160,390	3,315	61,111	—	—	224,816
Commercial and industrial	162,428	3,319	3,196	—	—	168,943
Consumer and other	236,418	1,065	1,238	201	—	238,922
Total	$10,144,038	103,306	184,057	326	—	10,431,727

The following tables present the payment status of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans excluding the PCI loans:

	September 30, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$16,003	7,594	64,224	87,821	5,044,924	5,132,745
Multi-family	9,235	3,617	4,848	17,700	3,539,633	3,557,333
Commercial real estate	3,180	253	2,101	5,534	2,184,565	2,190,099
Construction	—	—	13,746	13,746	204,645	218,391
Commercial and industrial	218	320	1,340	1,878	193,309	195,187
Consumer and other	99	268	1,547	1,914	222,115	224,029
Total	$28,735	12,052	87,806	128,593	11,389,191	11,517,784

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$33,451	11,715	76,088	121,254	4,716,584	4,837,838
Multi-family	191	3,950	11,143	15,284	2,979,768	2,995,052
Commercial real estate	16,469	3,016	753	20,238	1,945,918	1,966,156
Construction	—	—	18,876	18,876	205,940	224,816
Commercial and industrial	631	2,639	375	3,645	165,298	168,943
Consumer and other	881	196	1,238	2,315	236,607	238,922
Total	$51,623	21,516	108,473	181,612	10,250,115	10,431,727

The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	September 30, 2013		December 31, 2012
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	305	$75,097	354	$82,533
Construction	7	14,234	9	25,764
Multi-family	9	16,769	5	11,143
Commercial real estate	3	1,630	4	753
Commercial and industrial	8	1,862	2	375
Total non-accrual loans	332	$109,592	374	$120,568
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained current payment status for six consecutive months and therefore do not meet the criteria for accrual status. As of September 30, 2013, these loans are comprised of 2 commercial real estate loans totaling $1.4 million, 4 multi-family loans totaling $12.4 million, 1 construction loan totaling $488,000, 1 commercial and industrial loan totaling $521,000 and 21 residential and consumer loans totaling $8.1 million. The Company has no loans past due 90 days or more delinquent that are still accruing interest. As of September 30, 2013, there were 11 PCI loans totaling $6.5 million of which 3 PCI loans totaling $3.3 million were current and 8 PCI loans totaling $3.2 million were 90 days or more delinquent. As of December 31, 2012, there were 12 PCI loans totaling $6.7 million of which 8 PCI loans totaling $5.8 million were current and 4 PCI loans totaling $966,000 were 90 days or more delinquent.
At September 30, 2013 and December 31, 2012, loans meeting the Company’s definition of an impaired loan which were primarily collateral dependent totaled $67.4 million and $57.4 million, respectively, with allocations of the allowance for loan losses of $2.1 million for both periods. During the three months ended September 30, 2013 and 2012, interest income received and recognized on these loans totaled $508,000 and $461,000, respectively. During the nine months ended September 30, 2013 and 2012, interest income received and recognized on these loans totaled $1.6 million and $1.3 million, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$3,839	5,499	—	2,689	47
Multi-family	16,510	30,156	—	14,519	542
Commercial real estate	11,739	12,621	—	10,385	515
Construction loans	17,747	27,034	—	21,654	145
Commercial and industrial	1,627	1,627	—	1,392	65
With an allowance recorded:
Residential mortgage	15,923	16,334	2,074	14,026	317
Total:
Residential mortgage	19,762	21,833	2,074	16,715	364
Multi-family	16,510	30,156	—	14,519	542
Commercial real estate	11,739	12,621	—	10,385	515
Construction loans	17,747	27,034	—	21,654	145
Commercial and industrial	1,627	1,627	—	1,392	65
Total impaired loans	$67,385	93,271	2,074	64,665	1,631

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,448	2,176	—	1,375	20
Multi-family	10,574	19,336	—	6,764	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	25,557	384
Commercial and industrial	1,208	1,208	—	641	90
With an allowance recorded:
Residential mortgage	10,787	11,075	2,142	9,569	283
Multi-family	—	—	—	2,316	—
Construction loans	—	—	—	17,054	—
Total:
Residential mortgage	12,235	13,251	2,142	10,944	303
Multi-family	10,574	19,336	—	9,080	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction loans	26,314	43,945	—	42,611	384
Commercial and industrial	1,208	1,208	—	641	90
Total impaired loans	$57,406	85,216	2,142	68,357	1,579
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

The following table presents the total troubled debt restructured loans as of September 30, 2013 excluding PCI loans:

	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential and consumer	26	$8,374	32	$11,388	58	$19,762
Multi-family	1	590	4	12,367	5	12,957
Commercial real estate	6	10,379	2	1,361	8	11,740
Commercial and industrial	1	1,106	1	521	2	1,627
Construction	2	4,056	1	488	3	4,544
	36	$24,505	40	$26,125	76	$50,630

The following tables present information about troubled debt restructurings for the periods presented:

	Three months ended September 30,
	2013			2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	9	$3,225	$2,842	6	$1,912	$1,969
Commercial real estate	—	—	—	1	4,901	4,901
Commercial and industrial	1	521	521	1	1,107	1,107

	Nine months ended September 30,
	2013			2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	20	$8,723	$8,155	15	$3,923	$3,926
Multi-family	3	18,037	10,420	—	—	—
Commercial real estate	4	5,080	4,679	1	4,901	4,901
Construction	1	2,640	2,640	—	—	—
Commercial and industrial	1	521	521	1	1,107	1,107

     Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependent impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $383,000 and $600,000 in charge-offs for collateral dependent TDRs during the three months ended September 30, 2013 and 2012, respectively. There were $1.6 million and $3.5 million in charge-offs for collateral dependent TDRs during the nine months ended September 30, 2013 and 2012. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.1 million and $5.7 million at September 30, 2013 and 2012, respectively.
For the three months ended September 30, 2013, there were 9 residential TDRs that had a weighted average modified interest rate of approximately 3.14% compared to a rate of 4.44% prior to modification. For the nine months ended September 30, 2013, there were 20 residential TDRs that had a weighted average modified interest rate of approximately 3.33% compared to a yield of 5.03% prior to modification. Residential TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average rate in the future. There were no TDRs categorized as consumer and other for the three and nine months ended September 30, 2013.
Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the three and nine months ended September 30, 2013, there was 1 commercial and industrial TDR that had a weighted average modified interest rate of approximately 4.00% as compared to a rate of 6.00% prior to modification. There were no commercial real estate, multi-family, and construction TDRs for the three months ended September 30, 2013. For the nine months ended September 30, 2013, there were 4 commercial real estate TDRs that had a weighted average modified interest rate of approximately 5.41% compared to a rate of 7.29% prior to modification, 3 multi-family TDRs that had a weighted average modified interest rate of approximately 3.81% as compared to a rate of 8.61% prior to modification and 1 construction TDR that had a weighted average modified interest rate of approximately 3.75% as compared to a rate of 5.00% prior to modification.
For the three months ended September 30, 2012, there were 6 residential TDRs that had a weighted average modified interest rate of approximately 3.27% compared to a yield of 5.71% prior to modification. For the nine months ended September 30, 2012, there were 15 residential TDRs that had a weighted average modified interest rate of approximately 3.11% compared to a yield of 5.75% prior to modification. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. There was one commercial real estate TDR and one commercial and industrial TDR for the three and nine months ended September 30, 2012. These two loans were to one borrower and were modified to interest only status for a limited period. The loans are well collaterized and pose a low risk of credit loss.
Loans modified as TDRs in the previous 12 months to September 30, 2013, for which there was a payment default consisted of 4 residential loans with a recorded investment of $1.3 million at September 30, 2013. Loans modified as TDRs in the previous 12 months to September 30, 2012, for which there was a payment default consisted of 4 residential loans with a recorded investment of $855,000 and 2 construction loans with a recorded investment of $3.9 million at September 30, 2012.

6. Deposits
Deposits are summarized as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Savings	$1,732,162	1,718,199
Checking accounts	2,696,450	2,498,829
Money market deposits	1,594,389	1,585,865
Certificates of deposits	2,619,334	2,965,964
Total	$8,642,335	8,768,857

7. Goodwill and Other Intangible Assets

The carrying amount of goodwill for the period ended September 30, 2013 and December 31, 2012 was approximately $77.3 million and $77.1 million, respectively. The change in goodwill for the period was due to adjustments to purchase accounting associated with the acquisition of Marathon Bank, see footnote 2, “Business Combinations."

The following table summarizes other intangible assets as of September 30, 2013 and December 31, 2012:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
September 30, 2013
Mortgage servicing rights	$42,466	(27,804)	(81)	14,581
Core deposit premiums	14,338	(6,074)	—	8,264
Other	300	(73)	—	227
Total other intangible assets	$57,104	(33,951)	(81)	23,072

December 31, 2012
Mortgage servicing rights	$37,838	(24,107)	(1,705)	12,026
Core deposit premiums	14,338	(4,455)	—	9,883
Other	300	(50)	—	250
Total other intangible assets	$52,476	(28,612)	(1,705)	22,159

Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. The Company sells loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.57 billion and $1.40 billion at September 30, 2013 and December 31, 2012 respectively, all of which relate to residential mortgage loans. At September 30, 2013 and December 31, 2012, the servicing asset, included in intangible assets, had an estimated fair value of $14.6 million and $12.0 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.2%, a weighted average constant prepayment rate on mortgages of 8.45% and a weighted average life of 7.0 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years.

8. Equity Incentive Plan
During the three and nine months ended September 30, 2013, the Company recorded $895,000 and $2.6 million of share-based compensation expense, comprised of stock option expense of $109,000 and $278,000 and restricted stock expense of $786,000 and $2.4 million, respectively. During the three and nine months ended September 30, 2012, the Company recorded $926,000 and $2.7 million of share-based compensation expense, comprised of stock option expense of $106,000 and $318,000 and restricted stock expense of $820,000 and $2.4 million, respectively.

The following is a summary of the Company’s stock option activity and related information for its option plan for the nine months ended September 30, 2013:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,320,068	$14.98	4.20	$12,083
Granted	190,920	20.65
Exercised	(313,500)	15.23
Forfeited	(3,500)	17.85
Expired	—	—
Outstanding at September 30, 2013	4,193,988	$15.22	3.73	$28,015
Exercisable at September 30, 2013	3,916,568	$14.99	3.39	$27,073
There were 190,920 options granted during the nine months ended September 30, 2013. Expected future expense relating to the unvested options outstanding as of September 30, 2013 is $1.4 million over a weighted average period of 6.25 years.

The following is a summary of the status of the Company’s restricted shares as of September 30, 2013 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	1,292,739	$13.62
Granted	3,000	18.18
Vested	(219,976)	13.49
Forfeited	—	—
Non-vested at September 30, 2013	1,075,763	$13.70
Expected future compensation expense relating to the non-vested restricted shares at September 30, 2013 is $12.3 million over a weighted average period of 4.49 years.

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
The components of net periodic benefit cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Service cost	$450	328	$1,349	985
Interest cost	227	199	681	597
Amortization of:
Prior service cost	24	24	73	73
Net gain	165	36	495	109
Total net periodic benefit cost	$866	587	$2,598	1,764

Due to the unfunded nature of these plans, no contributions have been made or were expected to be made to the SERP and Directors’ plans during the nine months ended September 30, 2013.
The Company also maintains a defined benefit pension plan. Since it is a multiemployer plan, costs of the pension plan are based on contributions required to be made to the pension plan. We contributed $2.8 million to the defined benefit pension plan during the nine months ended September 30, 2013. We anticipate contributing funds to the plan to meet any minimum funding requirements for the remainder of 2013.

10. Comprehensive Income (Loss)

The components of comprehensive income (loss), both gross and net of tax, are presented for the periods below:

	Three months ended September 30,
	2013			2012
	Gross	Tax Benefit (Expense)	Net	Gross	Tax Benefit (Expense)	Net
	(In thousands)
Net income	$45,334	(16,053)	29,281	40,425	(15,936)	24,489
Other comprehensive income (loss):
Change in funded status of retirement obligations	239	(98)	141	121	(49)	72
Unrealized gain (loss) on securities available-for-sale	185	(33)	152	4,865	(1,916)	2,949
Accretion of loss on securities reclassified to held-to-maturity	849	(347)	502	—	—	—
Reclassification adjustment for gains included in net income	—	—	—	139	(57)	82
Other-than-temporary impairment accretion on debt securities	1,084	(443)	641	369	(151)	218
Total other comprehensive income (loss)	2,357	(921)	1,436	5,494	(2,173)	3,321
Total comprehensive income (loss)	$47,691	(16,974)	30,717	45,919	(18,109)	27,810

	Nine months ended September 30,
	2013			2012
	Gross	Tax Benefit (Expense)	Net	Gross	Tax Benefit (Expense)	Net
	(In thousands)
Net income	$131,190	(46,666)	84,524	109,320	(41,924)	67,396
Other comprehensive income (loss):
Change in funded status of retirement obligations	717	(293)	424	363	(148)	215
Unrealized (loss) gain on securities available-for-sale	(18,051)	7,437	(10,614)	11,660	(4,462)	7,198
Net loss on securities reclassified from available-for-sale to held-to-maturity	(12,243)	5,001	(7,242)	—	—	—
Accretion of loss on securities reclassified to held-to-maturity	849	(347)	502	—	—	—
Reclassification adjustment for gains included in net income	(684)	279	(405)	176	(72)	104
Other-than-temporary impairment accretion on debt securities	1,745	(713)	1,032	1,108	(453)	655
Total other comprehensive income (loss)	(27,667)	11,364	(16,303)	13,307	(5,135)	8,172
Total comprehensive income (loss)	$103,523	(35,302)	68,221	122,627	(47,059)	75,568

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012:

	Change in funded status of retirement obligations	Unrealized gain on securities available-for-sale	Reclassification adjustment for losses included in net income	Other-than- temporary impairment accretion on debt securities	Loss on Securities reclassified to held-to-maturity	Total accumulated other comprehensive loss
Balance - December 31, 2012	$(5,879)	15,718	(586)	(16,860)	—	(7,607)
Net change	424	(10,614)	(405)	1,032	(6,740)	(16,303)
Balance - September 30, 2013	$(5,455)	5,104	(991)	(15,828)	(6,740)	(23,910)

Balance - December 31, 2011	$(3,319)	10,638	(691)	(17,734)	—	(11,106)
Net change	215	7,198	104	655	—	8,172
Balance -September 30, 2012	$(3,104)	17,836	(587)	(17,079)	—	(2,934)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$—	(684)
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Amortization of net obligation or asset	8	25
Amortization of prior service cost	37	110
Amortization of net gain	194	583
Compensation and fringe benefits	239	718
Total before tax	239	34
Income (tax) benefit	(98)	(14)
Net of tax	$141	20

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 9 for additional details.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, respectively.

	Carrying Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,320	—	4,320	—
Debt securities:
Government-sponsored enterprises	3,013	—	3,013	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	381,021	—	381,021	—
Federal National Mortgage Association	427,435	—	427,435	—
Government National Mortgage Association	707	—	707	—
Total mortgage-backed securities available-for-sale	809,163	—	809,163	—
Total securities available-for-sale	$816,496	—	816,496	—

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,161	—	4,161	—
Debt securities:
Government-sponsored enterprises	3,035	—	3,035	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	667,517	—	667,517	—
Federal National Mortgage Association	706,128	—	706,128	—
Government National Mortgage Association	4,487	—	4,487	—
Total mortgage-backed securities available-for-sale	1,378,132	—	1,378,132	—
Total securities available-for-sale	$1,385,328	—	1,385,328	—
There have been no changes in the methodologies used at September 30, 2013 from December 31, 2012, and there were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At September 30, 2013, the fair value model used prepayment speeds ranging from 1.8% to 21.6% and a discount rate of 10.2% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial real estate, multi-family or construction loan, with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other loans with $1.0 million in outstanding principal if management has specific information of a collateral shortfall. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At September 30, 2013, appraisals were discounted in a range of 0%-25%.
Other Real Estate Owned
Other Real Estate Owned is recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis using Level 3 inputs. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are discounted an additional 0%-25% for estimated costs to sell. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a writedown is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Operating costs after acquisition are generally expensed.
The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012, respectively.

	Carrying Value at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$14,677	—	—	14,677
Impaired loans	246	—	—	246
Other real estate owned	1,127	—	—	1,127
	$16,050	—	—	16,050

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
MSR, net	$12,025	—	—	12,025
Impaired loans	50,470	—	—	50,470
Other real estate owned	8,093	—	—	8,093
	$70,588	—	—	70,588
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	September 30, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$168,329	168,329	168,329	—	—
Securities available-for-sale	816,496	816,496	—	816,496	—
Securities held-to-maturity	670,958	687,130	—	637,172	49,958
Stock in FHLB	192,883	192,883	192,883	—	—
Loans held for sale	9,130	9,130	—	9,130	—
Net loans	11,374,012	11,223,224	—	—	11,223,224
Financial liabilities:
Deposits, other than time deposits	6,023,001	5,687,952	5,687,952	—	—
Time deposits	2,619,334	2,642,236	—	2,642,236	—
Borrowed funds	3,796,112	3,823,706	—	3,823,706	—

	December 31, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,153	155,153	155,153	—	—
Securities available-for-sale	1,385,328	1,385,328	—	1,385,328	—
Securities held-to-maturity	179,922	198,893	—	159,599	39,294
Stock in FHLB	150,501	150,501	150,501	—	—
Loans held for sale	28,233	28,233	—	28,233	—
Net loans	10,306,786	10,379,358	—	—	10,379,358
Financial liabilities:
Deposits, other than time deposits	5,802,893	5,852,821	5,852,821	—	—
Time deposits	2,965,964	3,009,237	—	3,009,237	—
Borrowed funds	2,705,652	2,804,113	—	2,804,113	—
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
On October 24, 2013, the Company declared a cash dividend of $0.05 per share to stockholders of record as of November 8, 2013, payable on November 22, 2013.

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
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, construction loans, business lending, home equity loans and home equity lines of credit. These activities resulted in loan concentration of loans secured by real property located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
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
If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities and amortized over the remaining life of the investment to interest income, net. The non-credit related component will be recorded as an adjustment to accumulate other comprehensive income, net of tax.

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
The continued low interest rate environment has resulted in our earning assets being refinanced at lower yields and new assets being originated at lower yields. The Company has been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities. However, a steepening in the treasury curve during the quarter resulted in a reduction in mortgage refinance activity and an improvement in new loan origination yields.  The Company continues to actively manage its interest rate risk as the current interest rate environment is forecasted to remain at current levels, with no increase in short-term rates likely until mid 2014. If this interest rate and steeper yield curve environment continue, the Company will likely be subject to near-term net interest income compression, but then may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged as forecasted, and the Company's rates on interest bearing liabilities do not increase as quickly as interest rates on its earning assets. In addition, the current slow down in mortgage banking activity will result in lower gains on sales of loans in comparison to prior year results. The Company will continue to manage its interest rate risk.
The Company's results of operations are also significantly affected by general economic conditions. There is still uncertainty with respect to government regulation, Affordable Health Care Act, budget deficits, debt levels and sluggish growth. The national and regional unemployment rates remain at elevated levels. These factors coupled with the weakness in the housing and real estate markets have resulted in the Company's prudent approach to credit quality, recognizing higher credit costs on the loan portfolio. Despite these conditions, our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, as well as our diligence in resolving our problem loans.
We continue to grow and transform the composition of our balance sheet. For the nine months ended September 30, 2013, loans increased by $1.1 billion or 10% as loan demand remains strong, especially in the multi-family lending area in New York City. Commercial loans represent approximately 55% of our loan portfolio, which has been a steady transformation since December 2009 when commercial loans were approximately 26% of total loans. Additionally, we remain focused on changing the deposit mix as core deposit accounts (savings, checking, and money market) of $6.0 billion represent approximately 70% of total deposits as of September 30, 2013.
The Company is awaiting regulatory approval on the announced acquisitions of Roma Financial Corporation, with approximately $1.7 billion in assets, as well as Gateway Community Financial Corp, with approximately $303 million in assets. The Company has received approval of the proposed Roma transaction from the New Jersey Department of Banking and the FDIC in June, and is currently awaiting Federal Reserve approval. The geographic market areas of both Roma and Gateway have tremendous potential and expands our footprint from the suburbs of Philadelphia to the boroughs of New York and Long Island.
We continue to stay focused on the execution of our strategic business plan to become a premier commercial banking franchise headquartered in the New Jersey- New York region. The Company will continue to enhance shareholder value through its strategic capital initiatives, including growth both organically and through acquisitions, dividend payments, and a potential second step equity offering.
Comparison of Financial Condition at September 30, 2013 and December 31, 2012
Total Assets. Total assets increased by $1.08 billion, or 8.5%, to $13.81 billion at September 30, 2013 from $12.72 billion at December 31, 2012. This increase was largely the result of net loans, including loans held for sale, increasing $1.05 billion to $11.38 billion at September 30, 2013 from $10.34 billion at December 31, 2012.

Net Loans. Net loans, including loans held for sale, increased by $1.05 billion, or 10.1%, to $11.38 billion at September 30, 2013 from $10.34 billion at December 31, 2012. At September 30, 2013, total loans were $11.53 billion which included $5.13 billion in residential loans, $3.56 billion in multi-family loans, $2.20 billion in commercial real estate loans, $218.4 million in construction loans, $224.0 million in consumer and other loans and $195.2 million in commercial and industrial loans. For the nine months ended September 30, 2013, we originated $980.7 million in multi-family loans, $317.5 million in commercial real estate loans, $158.6 million in commercial and industrial loans, $60.2 million in consumer and other loans and $50.5 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The loans we originate and purchase are on properties located primarily in New Jersey and New York.

We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the nine months ended September 30, 2013, Investors Home Mortgage Co. originated $1.27 billion in residential mortgage loans of which $334.7 million were for sale to third party investors and $933.3 million were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the nine months September 30, 2013, we purchased loans totaling $793.2 million from these entities.

The Company also originates interest-only one- to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s loan repayment when the contractually required repayments increase due to the required amortization of the principal amount. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one- to four-family mortgage loans outstanding was $348.9 million for both periods ended September 30, 2013 and December 31, 2012. The ability of borrowers to repay their obligations are dependent upon various factors including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control. The Company is, therefore, subject to risk of loss. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisition of Marathon. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by Investors.  The following table sets forth non-accrual loans and accruing past due loans (excluding PCI loans of $3.2 million at September 30, 2013) on the dates indicated as well as certain asset quality ratios.

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	305	$75.1	286	$72.0	328	$84.1	354	$82.5	335	$81.2
Construction	7	14.2	9	21.8	9	24.1	9	25.8	9	26.6
Multi-family	9	16.8	10	17.2	7	14.5	5	11.1	6	12.0
Commercial	3	1.6	3	2.0	6	10.2	4	0.8	1	0.8
Commercial and industrial	8	1.9	6	1.5	6	2.8	2	0.4	1	0.1
Total non-accrual loans	332	$109.6	314	$114.5	356	$135.7	374	$120.6	352	$120.7
Accruing troubled debt restructured loans	36	$24.5	29	$19.7	18	$9.0	22	$15.8	18	$14.8
Non-accrual loans to total loans		0.95%		1.05%		1.28%		1.16%		1.28%
Allowance for loan loss as a percent of non-accrual loans		152.18%		134.90%		110.21%		117.92%		108.79%
Allowance for loan loss as a percent of total loans		1.45%		1.40%		1.41%		1.36%		1.39%

Total non-accrual loans decreased by $11.0 million to $109.6 million at September 30, 2013 compared to $120.6 million at December 31, 2012 as we continue to diligently resolve our troubled loans. Our allowance for loan loss as a percent of total loans is 1.45%. At September 30, 2013, there were $50.6 million of loans deemed troubled debt restructuring, of which $24.5 million were accruing and $26.1 million were on non-accrual.
In addition to non-accrual loans we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on non-accrual status. As of September 30, 2013, there was 4 commercial real estate loans in the amount of $3.4 million, 6 multi-family loans in the amount of $12.9 million and 3 commercial and industrial loans totaling $538,000 that the Company has deemed as potential problem loans. Management is actively monitoring these loans.
The ratio of non-accrual loans to total loans was 0.95% at September 30, 2013 compared to 1.16% at December 31, 2012. The allowance for loan losses as a percentage of non-accrual loans was 152.18% at September 30, 2013 compared to 117.92% at December 31, 2012. At September 30, 2013, our allowance for loan losses as a percentage of total loans was 1.45% compared to 1.36% at December 31, 2012.

At September 30, 2013, loans meeting the Company’s definition of an impaired loan were primarily collateral-dependent loans and totaled $67.4 million of which $15.9 million of impaired loans had a specific allowance for credit losses of $2.1 million and $51.5 million of impaired loans had no specific allowance for credit losses. At December 31, 2012, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $57.4 million, of which $10.8 million of impaired loans had a related allowance for credit losses of $2.1 million and $46.6 million of impaired loans had no related allowance for credit losses.
At September 30, 2013, there were 18 commercial loans totaling $30.9 million and 58 residential loans totaling $19.7 million which are deemed troubled debt restructurings. At September 30, 2013, there were 8 of the commercial loans totaling $14.8 million and 32 of the residential loans totaling $11.4 million included in non-accrual loans.
The following table sets forth the allowance for loan losses at September 30, 2013 and December 31, 2012 allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30, 2013		December 31, 2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$51,075	44.55%	$45,369	46.35%
Multi-family	35,324	30.87%	29,853	28.70%
Commercial real estate	44,615	19.06%	33,347	18.89%
Construction loans	12,377	1.89%	16,062	2.15%
Commercial and industrial	6,754	1.69%	4,094	1.62%
Consumer and other loans	2,150	1.94%	2,086	2.29%
Unallocated	14,484	—	11,361	—
Total allowance	$166,779	100.00%	$142,172	100.00%

The allowance for loan losses increased by $24.6 million to $166.8 million at September 30, 2013 from $142.2 million at December 31, 2012. The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial real estate lending.

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

Securities. Securities, in the aggregate, decreased by $77.8 million, or 5.0%, to $1.49 billion at September 30, 2013. The decrease in the portfolio was primarily due to normal pay downs or maturities during the nine months ended September 30, 2013 and the decrease in fair value of available for sale securities of $19.0 million from December 31, 2012. During the second quarter of 2013, the Company reclassified $524.0 million of securities available for sale to securities held to maturity as the Company has the intent and ability to hold these securities until maturity.

Goodwill, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. At September 30, 2013 and December 31, 2012, goodwill was $77.3 million and $77.1 million. The amount of stock we own in the Federal Home Loan Bank of New York ("FHLB") increased $42.4 million from $150.5 million at December 31, 2012 to $192.9 million at September 30, 2013 as a result of an increase in our level of borrowings. Bank owned life insurance was $116.1 million at September 30, 2013 compared to $113.9 million at December 31, 2012.

Deposits. Deposits decreased by $126.5 million or 1.4% from $8.77 billion at December 31, 2012 to $8.64 billion at September 30, 2013. This was attributed to a decrease in certificates of deposit of $346.6 million, offset by an increase in core deposits of $220.1 million or 3.8%. Core deposits represents approximately 70% of our total deposit portfolio.

Borrowed Funds. Borrowed funds increased $1.09 billion, or 40.3%, to $3.80 billion at September 30, 2013 from $2.71 billion at December 31, 2012 due to the funding of our asset growth.

Stockholders’ Equity. Stockholders' equity increased $59.8 million to $1.13 billion at September 30, 2013 from $1.07 billion at December 31, 2012. The increase is primarily attributed to the $84.5 million of net income for the nine months ended September 30, 2013 offset by a $16.3 million increase to other comprehensive loss primarily attributed to the decrease in value of available for sale securities for the nine months ended September 30, 2013. Stockholders' equity was also impacted by $0.15 per common share of a cash dividend for the nine month period that resulted in a decrease of $16.8 million.
Average Balance Sheets for the Three and Nine Months ended September 30, 2013 and 2012
The following tables present certain information regarding Investors Bancorp, Inc.’s financial condition and net interest income for the three and nine months ended September 30, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Three months ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$128,921	$20	0.06%	$92,862	$9	0.04%
Securities available-for-sale(1)	835,736	3,837	1.84	1,278,525	5,413	1.69
Securities held-to-maturity	681,811	4,711	2.76	203,206	3,129	6.16
Net loans	11,232,829	127,186	4.53	9,270,611	111,909	4.83
Stock in FHLB	185,093	1,643	3.55	130,243	1,415	4.35
Total interest-earning assets	13,064,390	137,397	4.21	10,975,447	121,875	4.44
Non-interest-earning assets	535,867			477,704
Total assets	$13,600,257			$11,453,151
Interest-bearing liabilities:
Savings deposits	$1,747,149	$1,520	0.35%	$1,592,999	$2,049	0.51%
Interest-bearing checking	1,756,696	1,478	0.34	1,519,683	1,616	0.43
Money market accounts	1,562,549	1,671	0.43	1,317,460	1,940	0.59
Certificates of deposit	2,691,650	7,061	1.05	2,990,445	9,277	1.24
Total interest-bearing deposits	7,758,044	11,730	0.60	7,420,587	14,882	0.80
Borrowed funds	3,599,311	15,243	1.69	2,332,309	15,056	2.58
Total interest-bearing liabilities	11,357,355	26,973	0.95	9,752,896	29,938	1.23
Non-interest-bearing liabilities	1,131,433			660,110
Total liabilities	12,488,788			10,413,006
Stockholders’ equity	1,111,469			1,040,145
Total liabilities and stockholders’ equity	$13,600,257			$11,453,151
Net interest income		$110,424			$91,937
Net interest rate spread(2)			3.26%			3.21%
Net interest-earning assets(3)	$1,707,035			$1,222,551
Net interest margin(4)			3.38%			3.35%
Ratio of interest-earning assets to total interest-bearing liabilities	1.15	X		1.13	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine months ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning cash accounts	$120,512	$41	0.05%	$89,622	$30	0.04%
Securities available-for-sale(1)	1,180,638	14,572	1.65	1,239,135	17,358	1.87
Securities held-to-maturity	353,855	10,209	3.85	235,236	10,134	5.74
Net loans	10,765,130	369,682	4.58	9,075,804	334,438	4.91
Stock in FHLB	164,999	4,521	3.65	123,176	4,069	4.40
Total interest-earning assets	12,585,134	399,025	4.23	10,762,973	366,029	4.53
Non-interest-earning assets	549,418			472,733
Total assets	$13,134,552			$11,235,706
Interest-bearing liabilities:
Savings deposits	$1,745,593	$4,739	0.36%	$1,496,073	$6,011	0.54%
Interest-bearing checking	1,731,471	4,558	0.35	1,398,196	4,965	0.47
Money market accounts	1,565,205	5,013	0.43	1,280,361	6,099	0.64
Certificates of deposit	2,810,768	22,358	1.06	3,202,657	32,546	1.35
Total interest-bearing deposits	7,853,037	36,668	0.62	7,377,287	49,621	0.90
Borrowed funds	3,101,562	45,183	1.94	2,219,414	45,180	2.71
Total interest-bearing liabilities	10,954,599	81,851	1.00	9,596,701	94,801	1.32
Non-interest-bearing liabilities	1,085,824			627,981
Total liabilities	12,040,423			10,224,682
Stockholders’ equity	1,094,129			1,011,024
Total liabilities and stockholders’ equity	$13,134,552			$11,235,706
Net interest income		$317,174			$271,228
Net interest rate spread(2)			3.23%			3.22%
Net interest-earning assets(3)	$1,630,535			$1,166,272
Net interest margin(4)			3.36%			3.36%
Ratio of interest-earning assets to total interest-bearing liabilities	1.15	X		1.12	X

(1)	Securities available-for-sale are stated at amortized cost, adjusted for unamortized purchased premiums and discounts.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012
Net Income. The net income for the three months ended September 30, 2013 was $29.3 million compared to net income of $24.5 million for the three months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $84.5 million compared to net income of $67.4 million for the nine months ended September 30, 2012.
Net Interest Income. Net interest income increased by $18.5 million, or 20.1%, to $110.4 million for the three months ended September 30, 2013 from $91.9 million for the three months ended September 30, 2012. The increase was primarily due to the average balance of interest earning assets increasing $2.09 billion to $13.06 billion at September 30, 2013 compared to $10.98 billion at September 30, 2012, as well as a 28 basis point decrease in our cost of interest-bearing liabilities to 0.95% for the three months ended September 30, 2013 from 1.23% for the three months ended September 30, 2012. These were partially offset by the average balance of our interest bearing liabilities increasing $1.60 billion to $11.36 billion at September 30, 2013 compared to $9.75 billion at September 30, 2012, as well as the yield on our interest-earning assets decreasing 23 basis points to 4.21% for the three months ended September 30, 2013 from 4.44% for the three months ended September 30, 2012. The net interest spread increased by 5 basis points to 3.26% for the three months ended September 30, 2013 from 3.21% for the three months ended September 30, 2012 as the yield on interest earning assets declined 23 basis points while the yield of interest bearing liabilities declined 28 basis points.

Net interest income increased by $45.9 million, or 16.9%, to $317.2 million for the nine months ended September 30, 2013 from $271.2 million for the nine months ended September 30, 2012. The increase was primarily due to the average balance of interest earning assets increasing $1.82 billion to $12.59 billion at September 30, 2013 compared to $10.76 billion at September 30, 2012, as well as a 32 basis point decrease in our cost of interest-bearing liabilities to 1.00% for the nine months ended September 30, 2013 from 1.32% for the nine months ended September 30, 2012. These were partially offset by the average balance of our interest bearing liabilities increasing $1.36 billion to $10.95 billion at September 30, 2013 compared to $9.60 billion at September 30, 2012, as well as the yield on our interest-earning assets decreasing 30 basis points to 4.23% for the nine months ended September 30, 2013 from 4.53% for the nine months ended September 30, 2012. The net interest spread increased by 1 basis point to 3.23% for the nine months ended September 30, 2013 from 3.22% for the nine months ended September 30, 2012.
Interest and Dividend Income. Total interest and dividend income increased by $15.5 million, or 12.7%, to $137.4 million for the three months ended September 30, 2013 from $121.9 million for the three months ended September 30, 2012. This increase is attributed to the average balance of interest-earning assets increasing $2.09 billion or 19.0%, to $13.06 billion for the three months ended September 30, 2013 from $10.98 billion for the three months ended September 30, 2012 due to organic growth and acquisitions. This was partially offset by the weighted average yield on interest-earning assets decreasing 23 basis points to 4.21% for the three months ended September 30, 2013 compared to 4.44% for the three months ended September 30, 2012.

Interest income on loans increased by $15.3 million, or 13.7%, to $127.2 million for the three months ended September 30, 2013 from $111.9 million for the three months ended September 30, 2012, reflecting a $1.96 billion or 21.2%, increase in the average balance of net loans to $11.23 billion for the three months ended September 30, 2013 from $9.27 billion for the three months ended September 30, 2012. The increase is primarily attributed to the average balance of multi-family loans and commercial real estate loans increasing $1.22 billion and $622.4 million, respectively as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. Additionally, the average balance of residential loans increased by $114.4 million, commercial and industrial loans increased by $64.0 million, while construction loans decreased $24.1 million for the three months ended September 30, 2013. The increase also reflects $4.1 million in loan prepayment fees recorded in interest income for the three months ended September 30, 2013 compared to $2.1 million for the three months ended September 30, 2012. The increase was partially offset by a 30 basis point decrease in the average yield on net loans to 4.53% for the three months ended September 30, 2013 from 4.83% for the three months ended September 30, 2012, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, increased by $245,000 or 2.5%, to $10.2 million for the three months ended September 30, 2013 from $10.0 million for the three months ended September 30, 2012. Income from Federal Home Loan Bank Stock increased by $228,000 or 16.1% for the three months ended September 30, 2013. The weighted average yield on interest-earning assets, excluding loans, decreased by 11 basis points to 2.23% for the three months ended September 30, 2013 compared to 2.34% for the three months ended September 30, 2012 reflecting the lower interest rate environment. This was partially offset by a $126.7 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.83 billion for the three months ended September 30, 2013 from $1.70 billion for the three months ended September 30, 2012.

Total interest and dividend income increased by $33.0 million, or 9.0%, to $399.0 million for the nine months ended September 30, 2013 from $366.0 million for the nine months ended September 30, 2012. This increase is attributed to the average balance of interest-earning assets increasing $1.82 billion, or 16.9%, to $12.59 billion for the nine months ended September 30, 2013 from $10.76 billion for the nine months ended September 30, 2012. This was partially offset by the weighted average yield on interest-earning assets decreasing 30 basis points to 4.23% for the nine months ended September 30, 2013 compared to 4.53% for the nine months ended September 30, 2012.

Interest income on loans increased by $35.2 million, or 10.5%, to $369.7 million for the nine months ended September 30, 2013 from $334.4 million for the nine months ended September 30, 2012, reflecting an $1.69 billion, or 18.6%, increase in the average balance of net loans to $10.77 billion for the nine months ended September 30, 2013 from $9.08 billion for the nine months ended September 30, 2012. The increase is primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.21 billion, $578.3 million and $55.6 million respectively, as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans. In addition, we recorded $10.8 million in loan prepayment penalties in interest income for the nine months ended September 30, 2013 compared to $5.4 million for the nine months ended September 30, 2012. This was partially offset by a 33 basis point decrease in the average yield on net loans to 4.58% for the nine months ended September 30, 2013 from 4.91% for the nine months ended September 30, 2012, as lower rates on new and refinanced loans reflect the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, decreased by $2.2 million, or 7.1%, to $29.3 million for the nine months ended September 30, 2013 from $31.6 million for the nine months ended September 30, 2012. This decrease reflected the weighted average yield on interest-earning assets, excluding loans, decreasing by 35 basis points to 2.15% for the nine months ended September 30, 2013 compared to 2.50% for the nine months ended September 30, 2012 reflecting the current interest rate environment. This was partially offset by a $132.8 million increase in the average balance of all other interest-earning assets, excluding loans, to $1.82 billion for the nine months ended September 30, 2013 from $1.69 billion for the nine months ended September 30, 2012.
Interest Expense. Total interest expense decreased by $3.0 million, or 9.9%, to $27.0 million for the three months ended September 30, 2013 from $29.9 million for the three months ended September 30, 2012. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 28 basis points to 0.95% for the three months ended September 30, 2013 compared to 1.23% for the three months ended September 30, 2012. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.60 billion, or 16.5%, to $11.36 billion for the three months ended September 30, 2013 from $9.75 billion for the three months ended September 30, 2012.

Interest expense on interest-bearing deposits decreased $3.2 million, or 21.2% to $11.7 million for the three months ended September 30, 2013 from $14.9 million for the three months ended September 30, 2012. This decrease is attributed to a 20 basis point decrease in the average cost of interest-bearing deposits to 0.60% for the three months ended September 30, 2013 from 0.80% for the three months ended September 30, 2012 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $337.5 million, or 4.5% to $7.76 billion for the three months ended September 30, 2013 from $7.42 billion for the three months ended September 30, 2012. Average balances of core deposit accounts increased $636.3 million over the prior year period.

Interest expense on borrowed funds increased by $187,000 or 1.2%, to $15.2 million for the three months ended September 30, 2013 from $15.1 million for the three months ended September 30, 2012. This increase is attributed to the average balance of borrowed funds increasing $1.27 billion or 54.3%, to $3.60 billion for the three months ended September 30, 2013 from $2.33 billion for the three months ended September 30, 2012. This increase was partially offset by a 89 basis points decrease to the average cost of borrowings to 1.69% for the three months ended September 30, 2013 from 2.58% for the three months ended September 30, 2012 as maturing and new borrowings repriced to lower interest rates.

Total interest expense decreased by $13.0 million, or 13.7%, to $81.9 million for the nine months ended September 30, 2013 from $94.8 million for the nine months ended September 30, 2012. This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 32 basis points to 1.00% for the nine months ended September 30, 2013 compared to 1.32% for the nine months ended September 30, 2012. This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.36 billion, or 14.1%, to $10.95 billion for the nine months ended September 30, 2013 from $9.60 billion for the nine months ended September 30, 2012.

Interest expense on interest-bearing deposits decreased $13.0 million, or 26.1% to $36.7 million for the nine months ended September 30, 2013 from $49.6 million for the nine months ended September 30, 2012. This decrease is attributed to a 28 basis point decrease in the average cost of interest-bearing deposits to 0.62% for the nine months ended September 30, 2013 from 0.90% for the nine months ended September 30, 2012 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $475.8 million, or 6.4% to $7.85 billion for the nine months ended September 30, 2013 from $7.38 billion for the nine months ended September 30, 2012. Average balances of core deposit accounts increased $867.6 million for the nine months ended September 30, 2013 over the prior year period.

Interest expense on borrowed funds remained flat at $45.2 million for the nine months ended September 30, 2013 and September 30, 2012. Although the expense was consistent for both periods, the average cost of borrowed funds decreased by 77 basis points to 1.94% for the nine months ended September 30, 2013 from 2.71% for the nine months ended September 30, 2012 as maturing and new borrowings repriced to current interest rates, while the average balance of borrowed funds increased by $882.1 million or 39.7%, to $3.10 billion for the nine months ended September 30, 2013 from $2.22 billion for the nine months ended September 30, 2012.
Provision for Loan Losses. Our provision for loan losses was $13.8 million for the three months ended September 30, 2013 compared to $16.0 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, net charge-offs were $1.4 million compared to $13.2 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, our provision for loan losses was $41.3 million compared to $48.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, net charge-offs were $16.6 million compared to $34.0 million for the nine months ended September 30, 2012. Included in the three and nine months ended September 30, 2012 is a $6.2 million charge off pertaining to an additional write down of residential loans in the process of foreclosure as a result of further deterioration in real estate values due to the extended period of time it was taking to obtain possession of properties collateralizing these loans. Our provision for the three and nine months ended September 30, 2013 is a result of continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios and commercial and industrial; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area. See discussion of the allowance for loan losses and non-accrual loans in “Comparison of Financial Condition at September 30, 2013 and December 31, 2012.”
Non-Interest Income. Total non-interest income decreased by $3.2 million, or 25.3% to $9.5 million for the three months ended September 30, 2013 from $12.7 million for the three months ended September 30, 2012. The decrease is primarily attributed to the gain on the sale of loans decreasing $5.0 million to $2.2 million for the three months ended September 30, 2013 as compared to $7.2 million for the three months ended September 30, 2012 due to lower volume of sales in the secondary market at slightly lower margins. The recent increase in long-term interest rates has reduced loan refinancing. This has impacted our gains on sale of loans and is projected to continue into 2014. Gain on securities transactions decreased by $240,000 for the three months ended September 30, 2013. These decreases were offset by increases to fees and service charges of $1.4 million which included a $446,000 reversal of a previously established valuation reserve on mortgage servicing rights, and net gains on sales of other real estate owned of $277,000. In addition, other income increased by $281,000 as a result of income on non-deposit investment products.

Total non-interest income decreased by $4.5 million, or 13.4% to $29.1 million for the nine months ended September 30, 2013 from $33.6 million for the nine months ended September 30, 2012. The decrease is primarily attributed to the gain on the sale of loans decreasing $8.6 million to $7.3 million for the nine months ended September 30, 2013 as compared to $15.9 million for the nine months ended September 30, 2012 due to lower volume of sales in the secondary market at slightly lower margins. This decrease was offset by increases to fees and service charges of $1.6 million which included a $1.6 million reversal of a previously established valuation reserve on mortgage servicing rights, $420,000 on gains from securities sold during the nine months ended September 30, 2013 and net gains on sale of other real estate owned of $810,000. Other income increased by $970,000 as a result of income on non-deposit investment products.
Non-Interest Expenses. Total non-interest expenses increased by $12.6 million, or 26.2%, to $60.8 million for the three months ended September 30, 2013 from $48.2 million for the three months ended September 30, 2012. Compensation and fringe benefits increased $6.4 million for the three months ended September 30, 2013 primarily as a result of the staff additions to support our continued growth, a $1.8 million one time charge related to medical insurance, as well as normal merit increases. Professional fees increased $1.1 million for the three months ended September 30, 2013 attributed to increased legal and consulting services for the period. The Company has continued to increase its branch network and enter new markets through acquisitions as well as organic growth. As a result, there has been an increase in occupancy expense, data processing fees and advertising of $2.5 million, $1.4 million and $171,000, respectively for the three months ended September 30, 2013. In addition, occupancy expense for the three months ended September 30, 2013 includes approximately $1.0 million for the early termination of certain leased facilities. Other operating expense also increased $508,000 for the three months ended September 30, 2013 related to higher recruiting, training and insurance expenses. FDIC insurance premium increased by $330,000 for the three months ended September 30, 2013 compared to September 30, 2012.

Total non-interest expenses increased by $26.3 million, or 17.8%, to $173.9 million for the nine months ended September 30, 2013 from $147.5 million for the nine months ended September 30, 2012. Compensation and fringe benefits increased $14.2 million for the nine months ended September 30, 2013 primarily as a result of the staff additions to support our continued growth including employees from the acquisition of Marathon Bank in the fourth quarter of 2012, a $1.8 million one time charge related to medical insurance, as well as normal merit increases. The Company has continued to increase its branch network and enter new markets through acquisitions as well as organic growth. As a result, there has been an increase to occupancy expense, data processing service fees and advertising expense of $3.8 million, $1.2 million and $940,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, occupancy expense includes approximately $1.0 million for the early termination of certain leased facilities. In addition, our FDIC insurance premium increased by $3.7 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This increase is a result of the FDIC final rules for determining deposit insurance assessment, effective March 1, 2013. Other operating expense increased by $1.8 million for the nine months ended September 30, 2013 related to higher recruiting, training and insurance expenses. The nine months ended September 30, 2012 included $6.1 million in one time charges associated with the acquisition of Brooklyn Federal as well as $3.0 million for the early termination of certain leased facilities.

Income Tax Expense. Income tax expense was $16.1 million for the three months ended September 30, 2013, representing a 35.41% effective tax rate compared to income tax expense of $15.9 million for the three months ended September 30, 2012 representing a 39.42% effective tax rate.

Income tax expense was $46.7 million for the nine months ended September 30, 2013, representing a 35.57% effective tax rate compared to income tax expense of $41.9 million for the nine months ended September 30, 2012 representing a 38.35% effective tax rate.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans, FHLB and other borrowings and, to a lesser extent, investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including unsecured overnight lines of credit and other borrowings from the FHLB and other correspondent banks.
At September 30, 2013, the Company had overnight borrowings outstanding with FHLB of $616.0 million compared to $373.5 million at December 31, 2012. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $3.80 billion at September 30, 2013, an increase from $2.70 billion at December 31, 2012.
In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2013, outstanding commitments to originate loans totaled $793.4 million; outstanding unused lines of credit totaled $535.7 million; standby letters of credit totaled $19.6 million and outstanding commitments to sell loans totaled $15.5 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business. Time deposits scheduled to mature in one year or less totaled $1.58 billion at September 30, 2013. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
The Board of Directors approved a fourth share repurchase program at their January 2011 meeting, which authorizes the repurchase of an additional 10% of the Company’s outstanding common stock. The fourth share repurchase program commenced immediately upon completion of the third program. Under this program, up to 10% of its publicly–held outstanding shares of common stock, or 3,876,523 shares of Investors Bancorp, Inc. common stock may be purchased in the open market and through other privately negotiated transactions in accordance with applicable federal securities laws. During the three months period ended September 30, 2013, the Company did not repurchase any shares of its common stock. Under the current share repurchase program, 2,111,597 shares remain available for repurchase. At September 30, 2013, a total of 16,652,720 shares have been purchased under Board authorized share repurchase programs, of which 3,412,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

As of September 30, 2013, the Bank exceeded all regulatory capital requirements as follows:

	September 30, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$1,116,056	11.1%	$805,857	8.0%
Tier I capital (to risk-weighted assets)	989,636	9.8	402,928	4.0
Tier I capital (to average assets)	989,636	7.3	540,044	4.0

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, deferred tax assets and certain minority interests. The rule limits a banking organization's capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to debt obligations and lending commitments.
The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2013:

Contractual Obligations	Total	Less than One Year	One-Two Years	Two-Three Years	More than Three Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$3,796,112	1,738,000	328,000	225,000	1,505,112
Commitments to originate and purchase loans	$793,444	793,444	—	—	—
Commitments to sell loans	$15,455	15,455	—	—	—

Debt obligations include borrowings from the FHLB and other borrowings. The borrowings have defined terms and, under certain circumstances, $50.0 million of the borrowings are callable at the option of the lender.
Additionally, at September 30, 2013, the Company’s commitments to fund unused lines of credit totaled $535.7 million. Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
In addition to the contractual obligations previously discussed, we have other liabilities which includes capitalized and operating lease obligations. These contractual obligations as of September 30, 2013, have not changed significantly from December 31, 2012.
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

Quantitative Analysis. The table below sets forth, as of September 30, 2013, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value(2)			Net Interest Income
Change in Interest Rates (basis points)(1)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income(3)	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$980,808	(200,780)	(17.0)%	$388,306	(33,900)	(8.0)%
0bp	$1,181,588	—	—	$422,206
-100bp	$1,128,075	(53,513)	(4.5)%	$426,326	4,120	1.0%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at September 30, 2013, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 17.0% decrease in NPV and a $33.9 million, or 8.0%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 4.5% decrease in NPV and a $4.1 million, or 1.0%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,111,597 shares yet to be purchased as of September 30, 2013. There were no repurchase of our common stock during the third quarter 2013.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Not applicable.

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

INVESTORS BANCORP, INC.

Date: November 8, 2013	By:	/s/ Kevin Cummings
Kevin Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2013	By:	/s/ Thomas F. Splaine, Jr.
Thomas F. Splaine, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)