Form 10-K
period 2013-12-31
Investors Bancorp Inc
filed 2014-03-03
CIK 1326807

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013 or

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 21, 2014, the registrant had 144,700,693 shares of common stock, par value $0.01 per share, issued and 139,604,262 shares outstanding, of which 85,701,807 shares, or 61.39%, were held by Investors Bancorp, MHC, the registrant’s mutual holding company.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the NASDAQ Global Select Market, was approximately $858.2 million.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

INVESTORS BANCORP, INC.
2013 ANNUAL REPORT ON FORM 10-K

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
Investors Bancorp, Inc.
Investors Bancorp, Inc. (the “Company” or "Investors Bancorp") is a Delaware corporation that was organized on January 21, 1997 for the purpose of being a holding company for Investors Bank (the “Bank”), a New Jersey chartered savings bank. On October 11, 2005, the Company completed its initial public stock offering in which it sold 51,627,094 shares, or 43.74% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by the Investors Bank Employee Stock Ownership Plan (the “ESOP”). Upon completion of the initial public offering, Investors Bancorp, MHC (the “MHC”), the Company’s New Jersey chartered mutual holding company parent, held 64,844,373 shares, or 54.94% of the Company’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, the Company contributed $5,163,000 in cash and issued 1,548,813 shares of common stock, or 1.32% of its outstanding shares, to the Investors Bank Charitable Foundation.
On December 17, 2013, the Boards of Directors of the MHC, Investors Bancorp and the Bank each unanimously adopted the Plan of Conversion and Reorganization of the Mutual Holding Company (the “Plan”) pursuant to which the MHC will undertake a “second-step” conversion and cease to exist. The Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure. Pursuant to the Plan, (i) the Bank will become a wholly owned subsidiary of a state-

chartered stock corporation (“New Investors Bancorp”), (ii) the shares of common stock of the Company held by persons other than the MHC will be converted into shares of common stock of New Investors Bancorp pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iii) New Investors Bancorp will offer and sell shares of common stock representing the ownership interest of the MHC in a subscription offering. The Plan is subject to regulatory approval as well as the approval of the depositors of the Bank and the Company’s stockholders. On February 12, 2014, the Company received a non-objection letter from the State of New Jersey Department of Banking and Insurance regarding the proposed acquisition of Investors Bank by New Investors Bancorp, Inc., a Delaware corporation.  On February 25, 2014, the Company received approval from the Federal Reserve Bank of New York for the  Plan of Conversion and Reorganization to become a bank holding company by acquiring 100% of the shares of Investors Bank, and the application by the MHC to convert from mutual to stock form.
The Company is subject to regulations as a bank holding company by the Federal Reserve Board. Since the formation of the Company in 1997, our primary business has been that of holding the common stock of the Bank and additionally since our stock offering, a loan to the ESOP. Investors Bancorp, Inc., as the holding company of Investors Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies. At December 31, 2013, our assets totaled $15.62 billion and our deposits totaled $10.72 billion.
Our cash flow depends on dividends received from the Bank. Investors Bancorp neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, we employ as officers only certain persons who are also officers of the Bank and we use the support staff of the Bank from time to time. These persons are not separately compensated by Investors Bancorp. Investors Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.
On September 28, 2012, the Company declared its first quarterly cash dividend of $0.05 per share. It was the first dividend since completing its initial public stock offering in October 2005. Since declaring this dividend, the Company has paid a dividend to stockholders in each subsequent quarter with the most recent paid in February 2014.
Acquisitions
We completed the acquisition of Gateway Community Financial Corp., the federally-chartered holding company for GCF Bank, on January 10, 2014. As of December 31, 2013, Gateway Community Financial Corp. operated four branches in Gloucester County, New Jersey, and had assets of $289.4 million, deposits of $257.6 million and a net worth of $24.9 million. Gateway Community Financial Corp. had no public stockholders, and therefore no merger consideration was paid to third parties. We issued 762,776 shares of Investors Bancorp common stock to Investors Bancorp, MHC as consideration for the transaction. As the merger had not been completed as of December 31, 2013, the transaction is not reflected in the consolidated balance sheets or consolidated statements of income at and for the periods presented.

On December 6, 2013, we completed the acquisition of Roma Financial Corporation, the federally-chartered holding company for Roma Bank and RomAsia Bank. Roma Financial Corporation operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex Counties, New Jersey. After purchase accounting adjustments, we added $1.34 billion in deposits and $991.0 million in net loans. We issued 6,374,841 shares of Investors Bancorp common stock as merger consideration to stockholders of Roma Financial Corporation and an additional 19,542,796 shares of Investors Bancorp common stock to Investors Bancorp, MHC. In addition, we paid $1.8 million in the aggregate as merger consideration to the stockholders of RomAsia Bank. Roma Financial Corporation was merged into Investors Bank as of the acquisition date.

On October 15, 2012, we completed the acquisition of Marathon Banking Corporation, the holding company of Marathon National Bank of New York, a federally chartered bank with 13 full-service branches in the New York metropolitan area. After purchase accounting adjustments, we added $777.5 million in customer deposits and acquired $558.5 million in net loans. This transaction resulted in $38.6 million of goodwill and generated $5.0 million in core deposit premium. The purchase price of $135.0 million was paid using available cash. Marathon Banking Corporation was merged into Investors Bank as of the acquisition date.

On January 6, 2012, we completed the acquisition of Brooklyn Federal Bancorp, Inc., the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with five full-service branches in Brooklyn and Long Island. After the purchase accounting adjustments, we added $385.9 million in customer deposits and acquired $177.5 million in net loans. This transaction resulted in $16.7 million of goodwill and generated $218,000 in core deposit premium. The purchase price of $10.3 million was paid through a combination of Investors Bancorp common stock (551,862 shares), issued to Investors Bancorp, MHC, and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into Investors Bank as of the acquisition date. In a separate transaction, we sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012.

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
We are in the business of attracting deposits from the public through our branch network and borrowing funds in the wholesale markets to originate loans and to invest in securities. We originate 1-4 family residential mortgage loans secured by one- to four-family residential real estate loans, multi-family loans, commercial real estate loans, construction loans, commercial and industrial ("C&I") loans and consumer loans, the majority of which are home equity loans and home equity lines of credit. Securities, primarily U.S. Government and Federal Agency obligations, mortgage-backed and other securities represented 10.4% of our assets at December 31, 2013. We offer a variety of deposit accounts and emphasize quality customer service. Investors Bank is subject to comprehensive regulation and examination by both the New Jersey Department of Banking and Insurance ("NJDBI"), the Federal Deposit Insurance Corporation ("FDIC") and the Consumer Financial Protection Bureau ("CFPB").
Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense and income tax expense. Non-interest income includes fees and service charges; income from bank owned life insurance, or BOLI; net gain on loan transactions; net gain on investment securities; impairment losses on investment securities; gain (loss) on sale of other real estate owned and other income. Non-interest expense consists of compensation and fringe benefits expense; advertising and promotional expense; office occupancy and equipment expense; federal deposit insurance premiums; stationary, printing, supplies and telephone expense; professional fees; data processing fees and other operating expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.
We conduct business from our main office located at 101 JFK Parkway, Short Hills, New Jersey and over 129 branch offices located throughout northern and central New Jersey and New York. In addition, the Company has a commercial real estate loan production office in New York, New York and an operation center in Iselin, New Jersey. The telephone number at our main office is (973) 924-5100.

Market Area

Our primary deposit gathering area had been concentrated in the communities surrounding our headquarters and our branch offices located in the New Jersey communities of Bergen, Burlington, Camden, Essex, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties.  Within the last two years, we have expanded our branch locations to include the New York communities of Nassau, Queens, Kings, Richmond, Suffolk and New York counties. Our corporate headquarters are located in Short Hills, New Jersey with an operation center located in Iselin, New Jersey as well as commercial and business lending offices in New York City, Short Hills, Spring Lake, Newark, Astoria and Brooklyn.

With the completion of the Roma acquisitions, we have acquired an additional 26 New Jersey branches in the Burlington, Camden, Mercer, Middlesex and Monmouth counties. As a result of our recent acquisitions, we now have a desirable branch footprint that ranges from the Philadelphia suburbs in southern New Jersey, spans the central and northern geographies of New Jersey and extends out to Long Island. At the end of 2013, we have 24 branch offices located in New York.  Our primary lending area is broader than our deposit-gathering area and includes 15 counties in New Jersey and 6 counties in New York. It is largely urban and suburban with a broad economic base as is typical for counties in and surrounding the New York metropolitan area. The market we operate in is considered one of the most attractive banking markets in the United States.
Many of the counties we serve are projected to experience strong to moderate population and household income growth through 2018. Though slower population growth is projected for some of the counties we serve, it is important to note that these counties represent some of the most densely populated counties. All of the counties we serve have a strong mature market with median household incomes greater than $42,000. The household incomes in the counties we serve are all expected to increase in a range from 8.14% to 26.86% through 2018. The December 2013 unemployment rates for New Jersey and New York were 7.2% and 7.0%, respectively, while the national rate was 6.7%.

Competition
We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money centers and regional banks and community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2013, the latest date for which statistics are available, our market share of deposits was 2.7% of total deposits in the State of New Jersey, however the percentage does not include the acquisitions of both Roma Financial and Gateway Community Financial Corp as these acquisitions occurred subsequent to that date.
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
Lending Activities
Our loan portfolio is comprised primarily of residential real estate loans, multi-family loans, commercial real estate loans, construction loans, commercial and industrial loans and consumer and other loans. In 2013, we have continue to grow our commercial and industrial ("C&I") loan portfolio. Residential mortgage loans represented $5.70 billion, or 43.6% of our total loans at December 31, 2013. At December 31, 2013, multi-family loans totaled $3.99 billion, or 30.5% of our total loan portfolio, commercial real estate loans totaled $2.51 billion, or 19.2% of our total loan portfolio, construction loans totaled $202.3 million, or 1.6% of our total loan portfolio, and commercial and industrial loans totaled $268.4 million or 2.0% of our total loan portfolio. We also offer consumer loans, which consist primarily of home equity loans and home equity lines of credit. At December 31, 2013, consumer and other loans totaled $404.0 million or 3.1% of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, including Purchased Credit-Impaired ("PCI") loans at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands )
Residential mortgage loans	$5,698,351	43.62%	$4,838,315	46.35%	5,034,161	56.59%	4,939,244	61.78%	4,773,556	71.76%
Multi-family loans	3,986,208	30.51	2,995,471	28.70	1,816,118	20.42	1,161,874	14.53	612,743	9.21
Commercial real estate loans	2,505,327	19.18	1,971,689	18.89	1,418,636	15.95	1,225,256	15.33	730,012	10.97
Construction loans	202,261	1.55	224,816	2.15	277,625	3.12	347,825	4.35	334,480	5.03
Commercial and industrial loans	268,422	2.05	169,258	1.62	106,299	1.20	60,903	0.76	23,159	0.35
Consumer and other loans:
Home equity loans	245,653	1.88	101,163	0.97	121,134	1.36	147,540	1.84	104,864	1.58
Home equity credit lines	150,796	1.15	131,808	1.26	117,445	1.32	108,356	1.36	70,341	1.06
Other	7,600	0.06	5,951	0.06	3,648	0.04	3,861	0.05	2,972	0.04
Total consumer and other loans	404,049	3.09	238,922	2.29	242,227	2.72	259,757	3.25	178,177	2.68
Total loans	$13,064,618	100.00%	$10,438,471	100.00%	$8,895,066	100.00%	$7,994,859	100.00%	$6,652,127	100.00%
Premiums on purchased loans, net	$52,014		$43,023		29,927		22,021		22,958
Deferred loan fees, net	(60,160)		(32,536)		(13,540)		(8,244)		(4,574)
Allowance for loan losses	(173,928)		(142,172)		(117,242)		(90,931)		(55,052)
Net loans	$12,882,544		$10,306,786		$8,794,211		$7,917,705		$6,615,459

    Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio, including PCI loans at December 31, 2013. Overdraft loans are reported as being due in one year or less.

	At December 31, 2013
	Residential Mortgage Loans	Multi-Family Loans	Commercial Real Estate Loans	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Total
	(In thousands)
Amounts Due:
One year or less	$19,925	78,180	216,205	110,471	95,660	87,998	608,439
After one year:
One to three years	3,317	465,968	416,141	78,883	35,562	14,101	1,013,972
Three to five years	32,854	1,086,898	836,112	11,800	56,732	28,838	2,053,234
Five to ten years	200,936	2,120,562	880,451	831	57,976	90,102	3,350,858
Ten to twenty years	1,326,569	231,394	155,153	276	22,492	119,105	1,854,989
Over twenty years	4,114,750	3,206	1,265	—	—	63,905	4,183,126
Total due after one year	5,678,426	3,908,028	2,289,122	91,790	172,762	316,051	12,456,179
Total loans	$5,698,351	3,986,208	2,505,327	202,261	268,422	404,049	13,064,618
Premiums on purchased loans, net							52,014
Deferred loan fees, net							(60,160)
Allowance for loan losses							(173,928)
Net loans							$12,882,544

The following table sets forth fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Residential mortgage loans	$3,640,004	2,038,422	5,678,426
Multi-family loans	1,842,436	2,065,592	3,908,028
Commercial real estate loans	1,241,476	1,047,646	2,289,122
Construction loans	31,296	60,494	91,790
Commercial and industrial loans	139,408	33,354	172,762
Consumer and other loans:
Home equity loans	242,335	—	242,335
Home equity credit lines	—	71,516	71,516
Other	2,200	—	2,200
Total consumer and other loans	244,535	71,516	316,051
Total loans	$7,139,155	5,317,024	12,456,179
Residential Mortgage Loans. One of our primary lending activities has been originating and purchasing residential mortgage loans, most of which are secured by properties located in our primary market area and most of which we hold in portfolio. At December 31, 2013, $5.70 billion, or 43.6%, of our loan portfolio consisted of residential mortgage loans. Residential mortgage loans are originated by our mortgage subsidiary, Investors Home Mortgage, for our loan portfolio and for sale to third parties. We also purchase mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements call for these correspondent entities to originate loans that adhere to our underwriting standards. In most cases we acquire the loans with servicing rights, but we have some arrangements in which the correspondent entity will sell us the loan without servicing rights. In addition, occasionally we purchase pools of mortgage loans in the secondary market on a “bulk purchase” basis from several well-established financial institutions. While some of these financial institutions retain the servicing rights for loans they sell to us, when presented with the opportunity to purchase the servicing rights as part of the loan, we may decide to purchase the servicing rights. This decision is generally based on the price and other relevant factors.

Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property to a maximum loan amount of $1,250,000. Loans over $1,250,000 require a lower loan to value ratio. Loans in excess of 80% of value require private mortgage insurance and cannot exceed $500,000. We will not make loans with a loan-to-value ratio in excess of 95% or 97% for programs to low or moderate-income borrowers. Fixed-rate mortgage loans are originated for terms of up to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to Fannie Mae guidelines, policies and procedures. At December 31, 2013, we held $3.64 billion in fixed-rate residential mortgage loans which represented 64.1% of our residential mortgage loan portfolio.
We also offer adjustable-rate residential mortgage loans, which adjust annually after three, five, seven or ten year initial fixed-rate periods. Our adjustable rate loans usually adjust to an index plus a margin, based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one year. Annual caps of 2% per adjustment apply, with a lifetime maximum adjustment of 5% on most loans. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. In addition, we hold in loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. Borrowers were qualified using the loan rate at the date of origination and the fully amortized payment amount.

Adjustable-rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically re-pricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates or a decline in housing values. The maximum periodic and lifetime interest rate adjustments may limit the effectiveness of adjustable-rate mortgages during periods of rapidly rising interest rates. At December 31, 2013, we held $2.04 billion of adjustable-rate residential mortgage loans, of which $341.7 million were interest-only one- to four-family mortgages. Adjustable-rate residential mortgage loans represented 35.9% of our residential mortgage loan portfolio.
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
Multi-family and Commercial Real Estate Loans. As part of our strategy to add to and diversify our loan portfolio, we offer mortgages on multi-family and commercial real estate properties. At December 31, 2013, $3.99 billion, or 30.5% of our total loan portfolio was multi-family and $2.51 billion or 19.2%, of our total loan portfolio was commercial real estate loans. Our policy generally has been to originate multi-family and commercial real estate loans in New Jersey, New York and surrounding states. Commercial real estate loans are secured by office buildings, mixed-use properties and other commercial properties. The multi-family and commercial real estate loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. The maximum loan-to-value ratio is 70% for our commercial real estate loans and 75% for multi-family loans. At December 31, 2013, our largest commercial real estate loan was $36.4 million and is on an office building in New Jersey and is performing in accordance with its contractual terms. Our largest multi-family loan was $38.6 million and is on nine apartment buildings in New Jersey and is performing accordance with its contractual terms.
We consider a number of factors when we originate multi-family and commercial real estate loans. During the underwriting process we evaluate the business qualifications and financial condition of the borrower, including credit history, profitability of the property being financed, as well as the value and condition of the mortgaged property securing the loan. When evaluating the business qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, we consider the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure it is at least 120% of the monthly debt service for apartment buildings and 130% for commercial income-producing properties. All multi family and commercial real estate loans are appraised by outside independent appraisers who have been approved by our Board of Directors. Personal guarantees are obtained from multi family and commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan and other factors. All borrowers are required to obtain title, fire and casualty insurance and, if warranted, flood insurance.

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

Construction Loans. We offer loans directly to builders and developers on income-producing properties and residential for-sale housing units. At December 31, 2013, we held $202.3 million in construction loans representing 1.6%, of our total loan portfolio. Construction loans are originated through our commercial lending department. Generally, construction loans will be structured to be repaid over a three-year period and generally will be made in amounts of up to 70% of the appraised value of the completed property, or the actual cost of the improvements. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. Construction financing for sold units requires an executed sales contract.
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
At December 31, 2013, the Bank’s largest construction loan was a $34.0 million note with an outstanding balance of $27.2 million on an apartment-rental project in New Jersey. At December 31, 2013, the loan was performing in accordance with contractual terms.
Commercial and Industrial Loans. We offer commercial and industrial loans which are comprised of term loans and lines of credit. These loans are generally secured by real estate or business assets and include personal guarantees. The loan to value limit is 75% and businesses will typically have at least a two year history. The Company's recent acquisitions and de novo branch expansion has provided a larger market area to leverage new products. We have expanded and increased our New York market lending presence by hiring experienced consumer and industrial team members as well as expanding our business lending into the healthcare industry and asset based lending to focus on this segment of the market. At December 31, 2013, consumer and industrial loans totaled $268.4 million, or 2.0%, of our loan portfolio. Included in commercial real estate loans are owner occupied commercial mortgage loans which total $416.1 million at December 31, 2013.
Consumer Loans. We offer consumer loans, most of which consist of home equity loans and home equity lines of credit. Home equity loans and home equity lines of credit are secured by residences primarily located in New Jersey and New York. At December 31, 2013, consumer loans totaled $404.0 million or 3.1%, of our total loan portfolio. The underwriting standards we use for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing credit obligations, the payment on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and home equity lines of credit is generally limited to a maximum of 80%. Home equity loans are offered with fixed rates of interest, terms up to 30 years and to a maximum of $500,000. Home equity lines of credit have adjustable rates of interest, indexed to the prime rate, as reported in The Wall Street Journal.

Loan Originations and Purchases. The following table shows our loan originations, loan purchases and repayment activities with respect to our portfolio of loans receivable for the periods indicated. Origination, sale and repayment activities with respect to our loans-held-for-sale are excluded from the table.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loan originations and purchases
Loan originations:
Residential mortgage loans	$1,069,518	$693,996	767,241
Multi-family loans	1,592,509	1,285,775	846,685
Commercial real estate loans	454,152	458,847	308,245
Construction loans	57,524	32,219	120,773
Commercial and industrial loans	250,981	139,833	104,120
Consumer and other loans:
Home equity loans	19,197	13,674	14,399
Home equity credit lines	58,936	55,295	64,630
Other	1,440	838	15,314
Total consumer and other loans	79,573	69,807	94,343
Total loan originations	3,504,257	2,680,477	2,241,407
Loan purchases:
Residential mortgage loans	1,054,395	638,788	710,880
Commercial real estate	—	—	—
Multi-family	—	—	—
Construction loans	—	—	—
Commercial and industrial	—	—	—
Consumer and other loans:
Home equity loans	—	—	—
Home equity credit lines	—	—	—
Other	—	—	—
Total consumer and other loans	—	—	—
Total loan purchases	1,054,395	638,788	710,880
Loans sold and principal repayments	(2,931,593)	(2,508,908)	(2,042,462)
Other items, net(1)	(42,271)	(33,784)	(33,319)
Net loans acquired in acquisition	990,970	736,003	—
Net increase in loan portfolio	$2,575,758	$1,512,576	876,506

(1)
Other items include charge-offs, loan loss provisions, loans transferred to other real estate owned, and amortization and accretion of deferred fees and costs, discounts and premiums, and purchase accounting adjustments.

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

Our loan approval policies and limits are also established by our Board of Directors. All residential mortgage loans including home equity loans and home equity lines of credit up to $500,000 requires approval by loan underwriters, provided the loan meets all of our underwriting guidelines. Residential mortgage loans up to $750,000 requires approval by an Underwriting Supervisor, provided the loan meets all of our underwriting guidelines. If the loans up to $750,000 does not meet all of our underwriting guidelines, but can be considered for approval because of other compensating factors, the loan must be approved by an authorized member of management. Residential mortgage loans in excess of $750,001 and up to $1,500,000 requires approval of an authorized member of management Residential mortgage loans in excess of $1,500,001 and up to $2,000,000 must be approved by three authorized members of management. Residential mortgage loans in excess of $2,000,001 and up to $3,000,000 must be approved by three authorized members of management, one of whom must be an Executive Officer. Investors Home Mortgage shall have designated underwriting and loan approval for loans up to $1,000,000 that meet policy. In the absence of any of the above Officers, the CEO or COO may approve all loans up to $3,000,000 if necessary.
All commercial real estate, multi-family and construction loan requests up to $1,000,000 without policy exceptions or total credit relationships in an amount up to $5,000,000 requires approval by the Vice President/Team Leader. All commercial real estate, multi-family and construction loan requests up to $2,000,000 without policy exceptions or total credit relationships in an amount up to $5,000,000 requires approval by the Vice President/ Team Leader and either; Senior Vice President -CRE, Chief Lending Officer, Chief Operating Officer or Chief Executive Officer . All commercial real estate loan requests up to $5,000,000 without policy exceptions or total credit relationships up to $10,000,000 requires approval by the Vice President/ Team Leader or Senior Vice President-CRE and either Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All commercial real estate, multi-family and construction loan requests up to $7,500,000 or total credit relationships in excess of $10,000,000 or any loan with or without a policy exception requires approval by the Vice President/Team Leader or Senior Vice President - CRE and Chief Operating Officer. All commercial real estate, multi-family and construction requests in excess of $7,500,000 or total credit relationships in excess of $10,000,000 or any loan with a policy exception not approved as stated above requires approval of the Commercial Loan Committee. consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Chief Retail Banking Officer, Senior Vice President -CRE (cannot approve CRE loans), and the Senior Vice President- Business Lending (cannot approve Business loans).
All business loans up to $1,500,000 with real estate as collateral without policy exceptions or total credit relationships in an amount up to $3,000,000 requires approval by the Senior Vice President-Business Lending, Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests up to $3,000,000 with real estate as collateral without policy exceptions or total credit relationships up to $5,000,000 requires approval by the Senior Vice President, Business Lending and either the Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests in excess of $3,000,000 or total credit relationships in excess of $5,000,000 or any loan with a policy exception requires approval of the Commercial Loan Committee., consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer, Chief Financial Officer, Chief Retail Banking Officer, Senior Vice President of CRE (cannot approve CRE Loans) and the Senior Vice President- Business Lending (cannot approve Business loans). All business loans up to $500,000 without real estate as collateral or total credit relationships in an amount up to $3,000,000 without policy exception require approval by the Senior Vice President-Business Lending, Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests up to $1,000,000 without real estate as collateral or total credit relationships up to $5,000,000 without policy exception requires approval by the Senior Vice President-Business Lending and either Chief Lending Officer, Chief Operating Officer or Chief Executive Officer. All loan requests in excess of $1,000,000 without real estate as collateral or total credit relationships in excess of $5,000,000 without policy exception shall require the approval of the Commercial Loan Committee. A business loan request that does not exceed more than 10% of an overall relationship may be approved as a separate loan request and not aggregated as part of a total loan relationship and shall not be greater than $250,000 nor contain a policy exception.
Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. As of December 31, 2013, the regulatory lending limit was $186.6 million. The Bank’s internal policy limit is $70.0 million, with the option to exceed that limit with the Board of Directors’ ratification, on total loans to a borrower or related borrowers. The Bank reviews these group exposures on a monthly basis. The Bank also sets additional limits on size of loans by loan type. At December 31, 2013, the Bank’s largest relationship with an individual borrower and its related entities was $105.6 million, consisting of seven multi-family loans, a construction loan and a commercial loan. The relationship was ratified by the Board of Directors and was performing in accordance with contractual terms as of December 31, 2013.
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

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent; in the case of one-to-four family mortgage loans and consumer loans, primarily on employment and other sources of income; in the case of multi-family and commercial real estate loans, on the cash flow generated by the property; in the case of C&I loans, on the cash flows generated by the business, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.
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

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated, excluding loans classified as PCI.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013
Residential mortgage loans	34	$7,358	253	$66,079	287	$73,437
Multi-family	2	218	4	3,588	6	3,806
Commercial real estate	4	10,247	11	2,091	15	12,338
Construction loans	1	527	18	16,181	19	16,708
Commercial and industrial	2	287	3	775	5	1,062
Consumer and other loans	8	168	32	1,973	40	2,141
Total	51	$18,805	321	$90,687	372	$109,492

At December 31, 2012
Residential mortgage loans	37	$11,715	310	$76,088	347	$87,803
Multi-family	3	3,950	5	11,143	8	15,093
Commercial real estate	4	3,016	4	753	8	3,769
Construction loans	0	—	6	18,876	6	18,876
Commercial and industrial	2	2,639	2	375	4	3,014
Consumer and other loans	8	196	23	1,238	31	1,434
Total	54	$21,516	350	$108,473	404	$129,989

At December 31, 2011
Residential mortgage loans	28	$9,847	288	$80,703	316	$90,550
Multi-family	4	6,180	—	—	4	6,180
Commercial real estate	—	—	1	73	1	73
Construction loans	1	8,068	12	40,362	13	48,430
Commercial and industrial	—	—	—	—	—	—
Consumer and other loans	5	173	25	1,009	30	1,182
Total	38	$24,268	326	$122,147	364	$146,415
Non-Performing Assets. Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest, performing troubled debt restructurings and real estate owned, or REO, and excludes PCI loans. We did not have any loans delinquent 90 days or more and still accruing interest at December 31, 2013. At December 31, 2013, we had REO of $8.5 million consisting of fifty properties of which thirty four properties totaling $5.3 million was acquired through the Roma Financial acquisition in December 2013. Non-accrual loans decreased by $20.2 million to $100.4 million at December 31, 2013 from $120.6 million at December 31, 2012. During 2013, the Company elected to sell 46 residential non-accrual loans on a bulk basis for $9.0 million. In connection with the Brooklyn Federal acquisition, the Company sold approximately $106.2 million of the commercial real estate loan portfolio to a real estate investment fund on January 10, 2012. During 2011, the Company elected to sell 23 non-accrual commercial real estate loans on a bulk basis for $10.0 million. Although we have resolved a number of non-performing loans, the overall weakness in the economy continues to impact our non-accrual loans.
As a geographically concentrated lender, we have been affected by negative consequences arising from the ongoing economic recession and, in particular, the decline in the housing industry, as well as economic and housing industry weaknesses in the New Jersey/New York metropolitan area. We are particularly vulnerable to the impact of a severe job loss recession. We continue to closely monitor the local and regional real estate markets and other factors related to risks inherent in our loan portfolio. The ratio of non-accrual loans to total loans decreased to 0.77% at December 31, 2013 from 1.16% at December 31, 2012. Our ratio of non-performing assets to total assets decreased to 0.95% at December 31, 2013 from 1.14% at December 31, 2012. The allowance for loan losses as a percentage of total non-accrual loans increased to 173.30% at December 31, 2013 from 117.92% at December 31, 2012. For further discussion of our non-performing assets and non-performing loans and the allowance for loan losses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The table below sets forth the amounts and categories of our non-performing assets excluding PCI loans at the dates indicated.

		December 31,
	2013 (1)	2012 (2)	2011(3)	2010	2009(4)
		(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$72,309	81,295	84,056	73,650	50,089
Total residential mortgage loans
Multi-family and Commercial loans	8,616	11,896	73	6,647	3,970
Construction loans	16,181	25,764	57,070	82,735	64,968
Commercial and industrial loans	1,281	375	—	1,829	—
Consumer and other loans	1,973	1,238	1,009	1,033	1,166
Total non-accrual loans	100,360	120,568	142,208	165,894	120,193
Real estate owned	8,516	8,093	3,081	976	—
Performing troubled debt restructurings	39,570	15,756	10,465	4,822	—
Total non-performing assets	$148,446	144,417	155,754	171,692	120,193
Total non-accrual loans to total loans	0.77%	1.16%	1.60%	2.08%	1.81%
Total non-performing assets to total assets	0.95%	1.14%	1.48%	1.74%	1.44%

(1)
Non accrual loans include troubled debt restructurings which are current but classified as non-accrual. Included are the following TDR loans; one multi-family loan for $2.3 million, one commercial loan for $620,000, one C&I loan for $506,000 and 14 residential loans totaling $4.6 million. There were five TDR residential loans totaling $1.6 million which were 30-89 days delinquent classified as non accrual.

(2)
There were three construction troubled debt restructuring loans totaling $6.9 million and 21 residential and consumer loans totaling $5.1 million which were current but classified as non-accrual as of December 31, 2012.

(3)
An $8.1 million construction loan that was 60-89 days delinquent at December 31, 2011 was classified as non-performing. There were also 6 residential troubled debt restructurings totaling $3.0 million and 2 construction troubled debt restructurings totaling $8.6 million that were current as of December 31, 2011 but classified as non-accrual.

(4)	An $11.5 million construction loan that was 60-89 days delinquent at December 31, 2009 was classified as non-accrual.

At December 31, 2013, there were $51.0 million of loans deemed trouble debt restructurings, of which $39.6 million were accruing and $11.4 million were on non-accrual. For the year ended December 31, 2013, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $6.2 million. We recognized interest income of $2.1 million on such loans for the year ended December 31, 2013.
Real Estate Owned. Real estate we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned, ("REO") until sold. When property is acquired it is recorded at fair value at the date of foreclosure less estimated costs to sell the property. Holding costs and declines in fair value result in charges to expense after acquisition. At December 31, 2013, we had REO of $8.5 million consisting of fifty properties of which thirty four properties totaling $5.3 million was acquired through the Roma Financial acquisition.
Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.
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
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a troubled debt restructure. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans. At December 31, 2013, loans meeting the Company’s definition of an impaired loan totaled $66.7 million. The allowance for loan losses related to loans classified as impaired at December 31, 2013, amounted to $2.1 million. Interest income received during the year ended December 31, 2013 on loans classified as impaired totaled $2.4 million. For further detail on our impaired loans, see Note 1 and Note 5 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. In determining the allowance for loan losses, management considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Allowance for Loan Losses.” The allowance for loan losses as of December 31, 2013 is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
As an integral part of their examination processes, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation will periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance balance (beginning of period)	$142,172	117,242	90,931	55,052	26,548
Provision for loan losses	50,500	65,000	75,500	66,500	39,450
Charge-offs:
Residential mortgage loans	15,508	20,180	9,304	6,432	590
Multi-family loans	1,266	9,058	363	829	—
Commercial loans	1,101	479	7,637	98	—
Construction loans	3,424	13,227	30,548	23,160	14,421
Commercial & industrial loans	516	99	1,621	269	—
Consumer and other loans	795	1,107	714	41	22
Total charge-offs	22,610	44,150	50,187	30,829	15,033
Recoveries:
Residential mortgage loans	2,528	593	388	124	44
Multi-family loans	219	—	19	—	—
Commercial loans	65	43	—	—	—
Construction loans	315	3,387	576	83	—
Commercial & industrial loans	604	23	13	—	—
Consumer and other loans	135	34	2	1	—
Total recoveries	3,866	4,080	998	208	44
Net charge-offs	(18,744)	(40,070)	(49,189)	(30,621)	(14,989)
Allowance acquired in acquisition	—	—	—	—	4,043
Allowance balance (end of period)	$173,928	$142,172	$117,242	$90,931	$55,052
Total loans outstanding	$13,064,618	10,438,471	8,895,066	7,994,859	6,652,127
Average loans outstanding	$11,065,190	9,271,550	8,461,031	7,197,608	6,010,870
Allowance for loan losses as a percent of total loans outstanding	1.33%	1.36%	1.32%	1.14%	0.83%
Net loans charged off as a percent of average loans outstanding	0.17%	0.43%	0.58%	0.43%	0.25%
Allowance for loan losses to non-performing loans	124.30%	104.29%	76.79%	53.26%	45.80%

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

	December 31,
	2013		2012		2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
End of period allocated to:
Residential mortgage loans	$51,760	43.62%	$45,369	46.35%	$32,447	56.59%	$20,489	61.78%	$13,741	71.76%
Multi-family loans	42,103	30.51%	29,853	28.70%	13,863	20.42%	10,454	14.53%	3,227	9.21%
Commercial real estate loans	46,657	19.18%	33,347	18.89%	30,947	15.95%	16,432	15.33%	10,208	10.97%
Construction loans	8,947	1.55%	16,062	2.15%	22,839	3.12%	34,669	4.35%	25,194	5.03%
Commercial and industrial loans	9,273	2.05%	4,094	1.62%	3,677	1.20%	2,189	0.76%	558	0.35%
Consumer and other loans	2,161	3.09%	2,086	2.29%	1,335	2.72%	866	3.25%	510	2.68%
Unallocated	13,027		11,361		12,134		5,832		1,614
Total allowance	$173,928	100.00%	$142,172	100.00%	$117,242	100.00%	$90,931	100.00%	$55,052	100.00%

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
Our Investment Policy requires that investment transactions conform to Federal and New Jersey State investment regulations. Our investments may include, but are not limited to, U.S. Treasury obligations, securities issued by various Federal Agencies, State and Municipal subdivisions, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, investment grade corporate debt instruments, and mutual funds. In addition, Investors Bancorp may invest in equity securities subject to certain limitations.
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

At December 31, 2013, our securities portfolio totaled $1.62 billion representing 10.4% of our total assets. Securities are classified as held-to-maturity or available-for-sale when purchased. At December 31, 2013, $831.8 million of our securities were classified as held-to-maturity and reported at amortized cost and $785.0 million were classified as available-for-sale and reported at fair value.
Mortgage-Backed Securities. We purchase mortgage-backed pass through and collateralized mortgage obligation (“CMO”) securities insured or guaranteed by Fannie Mae, Freddie Mac (government-sponsored enterprises) and Ginnie Mae (government agency), and to a lesser extent, a variety of federal and state housing authorities (collectively referred to below as “agency-issued mortgage-backed securities”). At December 31, 2013, agency-issued mortgage-backed securities including CMOs, totaled $1.56 billion, or 96.2%, of our total securities portfolio.
During year ended December 31, 2013 we transferred $524.0 million of mortgage-backed securities previously-designated as available-for-sale to a held-to-maturity. In accordance with ASC 320, Investments - Debt and Equity Securities, the Company is required at each balance sheet date to reassess the classification of each security held. The reclassification is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had a net loss of $12.2 million that is reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities.
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
Our mortgage-backed securities portfolio had a weighted average yield of 1.89% for the year ended December 31, 2013. The estimated fair value of our mortgage-backed securities at December 31, 2013 was $1.54 billion, which is $11.2 million less than the carrying value of $1.56 billion. The decreases to the fair value are attributed to an increase to interest rates in the second half of 2013, and not credit related.
We also may invest in securities issued by non-agency or private mortgage originators, provided those securities are rated AAA by nationally recognized rating agencies and satisfactorily pass an internal credit review at the time of purchase. During the year ended December 31, 2012, the Company sold all its non-agency or privately originated mortgage backed securities. The Company currently has no non-agency mortgage-backed securities in its portfolio.
Corporate and Other Debt Securities. Our corporate and other debt securities portfolio consists of collateralized debt obligations (CDOs) backed by pooled trust preferred securities (TruPS), principally issued by banks and to a lesser extent insurance companies, real estate investment trusts, and collateralized debt obligation. The interest rates on these securities reset quarterly in relation to 3 month Libor rate. These securities have been classified in the held to maturity portfolio since their purchase. In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. Upon evaluation of the impact of the Volcker Rule on our portfolio, one security backed by trust preferred securities issued by insurance companies, was deemed to be a "covered fund" under the Volker Rule. The Company reclassified the trust preferred security with a fair value of $670,000 from held-to-maturity to available-for-sale at December 31, 2013 as the new regulations will require the Company to sell the security in the near future. Other than this security, the Company has no intent to sell the remaining securities, nor would it be required to sell these securities until maturity.
At December 31, 2013, the trust preferred securities portfolio consisted of 35 securities with an amortized cost of $30.4 million and a fair value of $49.2 million and all but three are rated below investment grade securities. The three investment grade securities have a book value of $3.2 million with fair value of $7.4 million. For December 31, 2013, we engaged an independent valuation firm to value our TruPS portfolio and prepare our other-than temporary impairment, or OTTI, analysis. At December 31, 2013, the discounted cash flow projected for one of the Company's pooled trust preferred securities fell below its adjusted book value. Based on the review of underlying collateral, the credit of this security has continued to deteriorate and therefore the Company recorded net other-than-temporary impairment ("OTTI") charge of $977,000 for the year ended December 31, 2013. At December 31, 2013 the security had a fair value of $46,000. Other than the trust preferred security which new regulations will force us to sell in the near future, the Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities before the recovery of their amortized cost basis or maturity.
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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was incorporated into ASC 320, “Investments — Debt and Equity Securities,” on April 1, 2009. Under this guidance, the difference between the present value of the cash flows expected to be collected and the amortized cost basis is deemed to be the credit loss. The present value of the expected cash flows is calculated based on the contractual terms of each security, and is discounted at a rate equal to the effective interest rate implicit in the security at the date of acquisition. The guidance also required management to determine the amount of any previously recorded OTTI charges on the TruPS that were related to credit and all other non-credit factors. At that time, in accordance with ASC 320, management considered the deteriorating financial condition of the U.S. banking sector, the credit rating downgrades, the accelerating pace of banks deferring or defaulting on their trust preferred debt, and the increasing amounts of non-accrual and delinquent loans at the underlying issuing banks. The aforementioned analysis was incorporated into the present value of the cash flows expected to be collected for each of these securities and management determined that $35.6 million of the previously recorded pre-tax OTTI charge was due to other non-credit factors and, in accordance with ASC 320, the Company recognized a cumulative effect of initially applying ASC 320 as a $21.1 million after-tax adjustment to retained earnings with a corresponding adjustment to AOCI. At June 30, 2009, we recorded an additional $1.3 million pre-tax credit related OTTI charge on these securities. At December 31, 2013, the Company had $15.6 million after tax accumulated other comprehensive income balance related to the non-credit factors in the previous OTTI charge that will be amortized to the investment balance over the remaining lives of the TruPS.
We continue to closely monitor the performance of the securities we own as well as the events surrounding this segment of the market. We will continue to evaluate for other-than-temporary impairment, which could result in a future non-cash charge to earnings.

Government Sponsored Enterprises. At December 31, 2013, bonds issued by Government Sponsored Enterprises held in our security portfolio totaled $7.5 million representing less than 0.5% of our total securities portfolio. While these securities may generally provide lower yields than other securities in our securities portfolio; they are held for liquidity purposes, as collateral for certain borrowings, to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by these issuers.
Marketable Equity Securities. At December 31, 2013, we had $8.4 million in equity securities representing less than 0.3% of our total securities portfolio. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments (when held) are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.
Municipal Bonds.  At December 31, 2013, we had $15.0 million of municipal bonds which represent 0.9% of our total securities portfolio. These bonds are comprised of $5.2 million in short-term Bond Anticipation or Tax Anticipation notes and $9.8 million of longer term New Jersey Revenue Bonds. These purchases were made to diversify the securities portfolio and are designated as held to maturity.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolios at the dates indicated

	At December 31,
	2013		2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Available-for-sale:
Equity securities	$7,148	8,444	3,306	4,161	1,941	1,965
Government sponsored enterprises	3,004	3,004	3,038	3,035	—	—
Corporate and other debt securities	670	670	—	—	—	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	362,876	363,088	660,095	667,517	389,295	395,482
Federal National Mortgage Association	408,794	409,559	689,587	706,128	557,746	567,918
Government National Mortgage Association	267	267	4,414	4,487	7,212	7,313
Non-agency securities	—	—	—	—	10,782	11,037
Total mortgage-backed securities available for sale	771,937	772,914	1,354,096	1,378,132	965,035	981,750
Total securities available-for-sale	$782,759	785,032	1,360,440	1,385,328	966,976	983,715
Held-to-maturity:
Debt securities:
Government sponsored enterprises	$4,542	4,524	147	149	174	175
Municipal bonds	14,992	15,479	21,156	22,294	18,001	18,847
Corporate and other debt securities	29,681	48,604	29,503	39,295	25,511	36,706
	49,215	68,607	50,806	61,738	43,686	55,728
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	303,617	297,872	63,033	66,223	112,540	117,397
Government National Mortgage Association	—	—	—	—	1,382	1,585
Federal National Mortgage Association	478,616	472,214	64,278	69,121	103,823	110,587
Federal housing authorities	371	371	1,805	1,811	2,077	2,137
Non-agency securities	—	—	—	—	24,163	24,426
Total mortgage-backed securities held-to-maturity	782,604	770,457	129,116	137,155	243,985	256,132
Total securities held-to-maturity	$831,819	839,064	179,922	198,893	287,671	311,860
Total securities	$1,614,578	1,624,096	1,540,362	1,584,221	1,254,647	1,295,575

At December 31, 2013, except for our investments in Fannie Mae and Freddie Mac securities, we had no investment in the securities of any issuer that had an aggregate book value in excess of 10% of our equity.

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale:
Equity securities	$—	—	$—	—	$—	—	$7,148	—	$7,148	$8,444	—
Debt Securities:
Government sponsored enterprises	3,004	0.11%	—	—	—	—	—	—	3,004	3,004	0.11%
Corporate and other debt securities	—	—	—	—	—	—	670	—%	670	670	—%
	3,004	0.11%	—	—	—	—	670	—	3,674	3,674	0.11%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	6,623	3.73%	22,710	2.76%	333,543	2.26%	362,876	363,088	2.32%
Federal National Mortgage Association	—	—	2,763	4.94%	115,515	2.70%	290,516	2.29%	408,794	409,559	2.42%
Government National Mortgage Association	—	—	—	—	43	0.49%	224	2.34%	267	267	2.04%
Total mortgage-backed securities	—	—	9,386	4.09%	138,268	2.71%	624,283	2.27%	771,937	772,914	2.37%
Total securities available-for- sale	$3,004	0.11%	$9,386	4.09%	$138,268	2.71%	$632,101	2.27%	$782,759	$785,032	2.34%
Held-to-Maturity:
Debt securities:
Government sponsored enterprises	$—	—	$4,542	1.04%	$—	—	$—	—	$4,542	$4,524	1.04%
Municipal bonds	9,707	1.59%	280	3.63%	—	—	5,005	9.13%	14,992	15,479	4.14%
Corporate and other debt securities	—	—	—	—	—	—	29,681	1.28%	29,681	48,604	1.28%
	9,707	1.59%	4,822	1.19%	—	—	34,686	2.42%	49,215	68,607	2.13%
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	—	—	12,267	4.18%	5,349	4.50%	286,001	2.28%	303,617	297,872	2.40%
Federal National Mortgage Association	—	—	17,178	4.30%	13,075	2.63%	448,363	2.65%	478,616	472,214	2.71%
Federal housing authorities	—	—	371	8.90%	—	—	—	—	371	371	8.90%
Total mortgage-backed securities	—	—	29,816	4.31%	18,424	3.31%	734,364	2.51%	782,604	770,457	2.59%
Total securities held-to-maturity	$9,707	1.59%	$34,638	3.87%	$18,424	3.31%	$769,050	2.50%	$831,819	$839,064	2.56%

Sources of Funds
General. Deposits are the primary source of funds used for our lending and investment activities. Our strategy is to increase core deposit growth to fund these activities. In addition, we use a significant amount of borrowings, primarily advances from the Federal Home Loan Bank of New York (“FHLB”); to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management and to manage our cost of funds. Additional sources of funds include principal and interest payments from loans and securities, loan and security prepayments and maturities, repurchase agreements, brokered deposits, income on other earning assets and retained earnings. While cash flows from loans and securities payments can be relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits. At December 31, 2013, we held $10.72 billion in total deposits, representing 75.0% of our total liabilities. In recent years, we have focused on changing the mix of our deposits from one focused on attracting certificates of deposit to one focused on core deposits (savings, checking and money market accounts). The impact of these efforts has been a continuing shift in deposit mix to lower cost core products. We remain committed to our plan of attracting more core deposits because core deposits represent a more stable source of low cost funds and are less sensitive to changes in market interest rates. At December 31, 2013, we held $7.33 billion in core deposits, representing 68.4% of total deposits. This is an increase of $1.53 billion, or 26.4%, when compared to December 31, 2012, when our core deposits were $5.80 billion. At December 31, 2013, $3.38 billion, or 31.6%, of our total deposit balances were certificates of deposit, which included $290.7 million of brokered deposits. We intend to continue to invest in branch staff training and to aggressively market and advertise our core deposit products and will attempt to generate our deposits from a diverse client group within our primary market area. We remain focused on attracting deposits from municipalities and C&I businesses which operate in our marketplace.
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
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2013			2012			2011
	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate	Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Savings	$2,212,034	20.64%	0.28%	$1,718,199	19.59%	0.37%	$1,270,197	17.25%	0.64%
Checking accounts	3,163,250	29.50	0.17	2,498,829	28.50	0.21	1,633,703	22.19	0.32
Money market deposits	1,958,982	18.28	0.34	1,585,865	18.09	0.37	1,116,205	15.16	0.67
Total core deposits	7,334,266	68.42	0.25	5,802,893	66.18	0.30	4,020,105	54.60	0.52
Certificates of deposit	3,384,545	31.58	0.83	2,965,964	33.82	1.19	3,341,898	45.40	1.57
Total deposits	$10,718,811	100.00%	0.43%	$8,768,857	100.00%	0.60%	$7,362,003	100.00%	1.00%

The following table sets forth, by rate category, the amount of certificates of deposit outstanding as of the dates indicated.

	At December 31,
	2013	2012	2011
		(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$880,344	519,170	100,109
0.26% - 0.50%	482,603	433,877	266,036
0.51% - 1.00%	525,751	608,847	884,484
1.01% - 2.00%	941,224	859,952	1,146,716
2.01% - 3.00%	420,101	403,884	673,500
Over 3.00%	134,522	140,234	271,053
Total	$3,384,545	2,965,964	3,341,898
The following table sets forth, by rate category, the remaining period to maturity of certificates of deposit outstanding at December 31, 2013.

	With in Three Months	Over Three to Six Months	Over Six Months to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total
	(Dollars in thousands)
Certificates of Deposits
0.00% - 0.25%	$369,421	251,522	212,132	11,603	109	35,557	880,344
0.26% - 0.50%	67,075	63,009	149,969	198,776	3,769	5	482,603
0.51% - 1.00%	100,560	128,046	139,246	88,143	39,659	30,097	525,751
1.01% - 2.00%	42,618	72,915	459,230	128,166	48,557	189,738	941,224
2.01% - 3.00%	2,402	5,193	23,302	86,511	275,784	26,909	420,101
Over 3.00%	29,392	20,879	33,582	38,928	8,294	3,447	134,522
Total	$611,468	541,564	1,017,461	552,127	376,172	285,753	3,384,545

The following table sets forth the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 and the respective maturity of those certificates as of December 31, 2013.

At December 31, 2013
(In thousands)
Three months or less	$277,302
Over three months through six months	230,752
Over six months through one year	514,474
Over one year	559,239
Total	$1,581,767

Borrowings. We borrow directly from the FHLB and various financial institutions. Our FHLB borrowings, frequently referred to as advances, are over collateralized by our residential and non-residential mortgage portfolios as well as qualified investment securities. The following table sets forth information concerning balances and interest rates on our advances from the FHLB and other financial instruments at the dates and for the periods indicated.

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at end of period	$3,099,593	$2,650,652	$2,005,486	$1,326,514	$850,542
Average balance during period	3,015,058	2,068,006	1,793,958	1,168,808	861,388
Maximum outstanding at any month end	3,586,000	2,645,500	2,167,000	1,326,514	903,060
Weighted average interest rate at end of period	1.83%	2.14%	2.68%	3.09%	3.79%
Average interest rate during period	1.90%	2.60%	2.88%	3.53%	3.69%
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

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at end of period	$267,681	$55,000	$250,000	$500,000	$750,000
Average balance during period	165,415	156,120	347,300	611,397	857,017
Maximum outstanding at any month end	261,205	250,000	500,000	675,000	910,000
Weighted average interest rate at end of period	1.60%	3.94%	3.90%	4.45%	4.36%
Average interest rate during period	1.50%	3.93%	4.26%	4.46%	4.36%
Subsidiary Activities
Investors Bancorp, Inc. has three direct subsidiaries: ASB Investment Corp., Marathon Statutory Trust II and Investors Bank.
ASB Investment Corp. ASB Investment Corp. is a New Jersey corporation, which was organized in June 2003 for the purpose of selling insurance and investment products, including annuities, to customers and the general public through a third party networking arrangement. This subsidiary was obtained in the acquisition of American Bancorp in May 2009. This subsidiary is currently inactive and in the process of being dissolved.
Marathon Statutory Trust II. Marathon Statutory Trust II is a Delaware statutory trust incorporated in December 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. The purpose of this subsidiary was to issue and sell trust preferred securities. At December 31, 2013, the balance of securities issued was $5.2 million.

Investors Bank has the following direct and indirect subsidiaries: Investors Home Mortgage, American Savings Investment Corp., Investors Commercial, Inc., Investors Financial Group, Inc., My Way Development LLC, MNBNY Holdings Inc., Marathon Realty Investors Inc., Roma Capital Investment Corp., General Abstract & Title Agency, a New Jersey Corp., Roma Service Corporation and 84 Hopewell, LLC. In addition, Investors Bank also acquired additional subsidiaries in 2012 as a result of the mergers with Brooklyn Federal Bancorp, Inc. and Marathon Banking Corporation. These subsidiaries were inactive and substantially all assets held by the subsidiaries were cash. We are currently in the process of liquidating and dissolving those subsidiaries.
•Investors Home Mortgage. Investors Home Mortgage is a New Jersey limited liability company that was formed in 2001 for the purpose of originating loans for sale to both Investors Bank and third parties. During 2011, in conjunction with the rebranding of Investors Bank, this subsidiary changed the name it does business as from ISB Mortgage Co., LLC to Investors Home Mortgage. Investors Home Mortgage has served as Investors Bank’s retail lending production arm throughout the branch network. Investors Home Mortgage sells all loans that it originates to either Investors Bank or third parties.
•American Savings Investment Corp. American Savings Investment Corp. is a New Jersey corporation that was formed in 2004 as an investment company subsidiary. The purpose of this subsidiary is to invest in securities such as, but not limited to, U.S. Treasury obligations, mortgage-backed securities, certificates of deposit, mutual funds, and equity securities, subject to certain limitations. This subsidiary was obtained in the acquisition of American Bancorp in May 2009.
•Investors Commercial, Inc. Investors Commercial, Inc. is a New Jersey corporation that was formed in 2010 as an operating subsidiary of Investors Bank. The purpose of this subsidiary is to originate and purchase residential mortgage loans, commercial real estate and multi-family mortgage loans primarily in New York State.
•Investors Financial Group, Inc. Investors Financial Group, Inc. is a New Jersey corporation that was formed in 2011 as an operating subsidiary of Investors Bank. The primary purpose of this subsidiary is to process sales of non-deposit investment products through third party service providers to customers and consumers as may be referred by Investors Bank.
•My Way Development LLC. My Way Development LLC is a New Jersey single-member limited liability company formed in 2001 as a real estate holding company.
•MNBNY Holdings Inc. MNBNY Holdings, Inc. is a New York corporation that was formed in 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. MNBNY Holdings, Inc. serves as a holding company and is the 100% owner of Marathon Realty Investors Inc.
•Marathon Realty Investors Inc. Marathon Realty Investors Inc. is a New York corporation established in 2006 and acquired in the merger with Marathon Banking Corporation in October 2012. Marathon Realty Investors Inc. operates, and is taxed, in a manner that enables it to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a result of this election, Marathon Realty Investors Inc. is not taxed at the corporate level on taxable income distributed to stockholders, provided that certain REIT qualification tests are met.
•Roma Capital Investment Corp. Roma Capital Investment Corp. is a New Jersey corporation formed in 2004 to hold bank-eligible securities, including U.S. government agency securities, municipal securities, GSEs securities and collateralized mortgage obligations. This subsidiary was obtained in the acquisition of Roma Financial Corporation in December 2013.
•General Abstract & Title Agency, a NJ Corp. General Abstract & Title Agency, a NJ Corp. is a New Jersey corporation formed in 2005 for the purpose of selling title insurance and providing settlement services for residential mortgage loan closings. This subsidiary was obtained in the acquisition of Roma Financial Corporation in December 2013.
•Roma Service Corporation. Roma Service Corporation is a New Jersey corporation formed in 2011 for the sole purpose of holding a 50% interest in 84 Hopewell, LLC. This subsidiary was obtained in the acquisition of Roma Financial Corporation in December 2013.
•84 Hopewell, LLC. 84 Hopewell, LLC is a New Jersey limited liability company formed in 2006 which owns an office property. This subsidiary was obtained in the acquisition of Roma Financial Corporation in December 2013 and is held 50% by Roma Service Corporation with the remaining 50% held by an unrelated third-party.

Investors Bank has two additional subsidiaries which are inactive. The subsidiaries are Investors Financial Services, Inc. and Investors Real Estate Corporation.
Personnel
As of December 31, 2013, we had 1,524 full-time employees and 73 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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
The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies, which have had an impact on Investors Bank and the Company. For example, the Dodd-Frank Act created a new CFPB as an independent bureau of the Federal Reserve Board. The CFPB has responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations that were previously assigned to the federal banking regulators, such as the FDIC, and has authority to impose new requirements. Institutions with assets exceeding $10 billion such as Investors Bank are examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the enforcement authority of, the CFPB. The federal banking regulators maintain such authority over institutions with assets of $10 billion or less.
In addition to creating the CFPB, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of tougher consolidated capital requirements on holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, imposes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and required reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, the Dodd-Frank Act will result in increased regulatory burden, compliance costs and interest expense for Investors Bank and Investors Bancorp, Inc.

Set forth below is a brief description of material regulatory requirements that are applicable to Investors Bank and Investors Bancorp, including some of the changes made by the Dodd-Frank Act. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Investors Bank and Investors Bancorp.

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
A savings bank may also make investments pursuant to a “leeway” power, which permits investments not otherwise permitted by the New Jersey Banking Act, subject to certain restrictions imposed by the FDIC. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. A savings bank may also exercise trust powers upon approval of the Commissioner. Lastly, New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “Federal Banking Regulation — Activity Restrictions on State-Chartered Banks” below.
Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act and the National Bank Act. Investors Bank currently complies with applicable loans-to-one-borrower limitations.
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

Examination and Enforcement. The New Jersey Department of Banking and Insurance may examine Investors Bank whenever it deems an examination advisable. The Department examines Investors Bank at least once every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound business practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed. The Commissioner may also seek the appointment of receiver or conservator for a New Jersey saving bank under certain conditions.
Federal Banking Regulation
Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.
Tier 1 capital is generally comprised of the sum of:

•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;

•	non-cumulative perpetual preferred stock, including any related retained earnings; and

•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:

•	cumulative perpetual preferred stock;

•	certain perpetual preferred stock for which the dividend rate may be reset periodically;

•	hybrid capital instruments, including mandatory convertible securities;

•	term subordinated debt;

•	intermediate term preferred stock;

•	allowance for loan losses up to 1.25% of risk-weighted assets; and

•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.

Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 under the Uniform Financial Institutions Rating System (the highest examination rating of the FDIC for banks), of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.
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
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.
The following table shows Investors Bank’s total capital, Tier 1 risk-based capital, and total risk-based capital ratios as of December 31, 2013:

	As of December 31, 2013 (1)
	Capital	Percent of Assets
	(Dollars in thousands)
Total risk-based capital	$1,319,973	11.39%
Tier 1 risk-based capital	$1,174,799	10.14%
Total capital	$1,174,799	8.20%

(1)
For purposes of calculating total capital, assets are based on adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As of December 31, 2013, Investors Bank was considered “well capitalized” under FDIC guidelines.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of riskweighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests will. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Investors Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
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
Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments or real estate development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State-chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Investors Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not chosen to engage in such activities.

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
Investors Bank, as a member of the FHLB of New York is currently required to acquire and hold shares of FHLB Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Investors Bank, the membership stock purchase requirement is 0.2% of Mortgage-Related Assets, as defined by the FHLB, which consists principally of residential mortgage loans and mortgage-backed securities, including CMOs, held by Investors Bank. The activity-based stock purchase requirement for Investors Bank is equal to the sum of: (1) 4.5% of outstanding borrowing from the FHLB; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, for which Investors Bank is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB balance sheet of derivative contracts between the FHLB and its members, which for Investors Bank is also zero. The FHLB can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB capital plan. At December 31, 2013, the amount of FHLB stock held by us satisfies these requirements.
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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators has adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The FDIC’s regulations define the five capital categories as follows:
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
An institution that has a tangible capital to total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Generally a receiver or conservator must be appointed for an institution that is “critically "undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized,” “significantly "undercapitalized” or “critically undercapitalized.” Various restrictions, such as restrictions on capital distributions and growth, also apply to “undercapitalized” institutions. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Investors Bank is in compliance with the Prompt Corrective Action rules.
The recently proposed rules that would increase regulatory capital standards would adjust the prompt corrective action categories accordingly.
Liquidity. Investors Bank maintains sufficient liquidity to ensure its safe and sound operation, in accordance with FDIC regulations.
Deposit Insurance. Investors Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Investors Bank are insured by the FDIC, up to a maximum of $250,000 for each separately insured depositor.
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. Each institution’s assessment is based on the perceived risk to the insurance fund of the institution, with institutions deemed riskiest paying higher assessments. The Dodd-Frank Act required the FDIC to revise its procedures to base assessments on average total assets less tangible capital, rather than deposits. The FDIC issued a final rule which implemented that directive effective April 1, 2011 and adjusted its assessment schedule so that it now ranges from 2.5 basis points to 45 basis points of average total assets less tangible capital. At the same time, the FDIC adopted a more comprehensive approach to evaluating, for assessment purposes, the risk presented by larger institutions such as Investors Bank. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments. However, beginning in 2011, large institutions (i.e., $10 billion more in assets) became subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments. In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarified and refined its large bank assessment formula.
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the year ended December 31, 2013, the annualized FICO assessment was equal to 0.64 basis points for each $100 of domestic deposits maintained at an institution.

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
In addition, in accordance with the Fair Credit Reporting Act, Investors Bank must provide its customers with the ability to “opt-out” of having Investors Bank share their non-public personal information for marketing purposes with an affiliate or subsidiary before they can disclose such information.
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
Extensions of credit to a savings bank’s executive officers are subject to specific limits based on the type of loans involved. Generally, loans are limited to $100,000, except for a mortgage loan secured by the officer’s residence and education loans for the officer’s children.
New Jersey Regulation. The New Jersey Banking Act imposes conditions and limitations on loans and extensions of credit to directors and executive officers of a savings bank and to corporations and partnerships controlled by such persons, which are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.
Federal Reserve System
Under Federal Reserve Board regulations, Investors Bank is required to maintain non-interest earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts over $13.3 million and up to $89.0 million, and 10% against that portion of total transaction accounts in excess of up to $89.0 million. The first $13.3 million of otherwise reservable balances are exempted from the reserve requirements. Investors Bank is in compliance with these requirements. These requirements are adjusted annually by the Federal Reserve Board. Required reserves must be maintained in the form of vault cash and/or an interest bearing account at a Federal Reserve Bank; or a pass-through account as defined by the Federal Reserve Board.
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
Title III of the USA PATRIOT Act and the related FDIC regulations require the:

•	Establishment of anti-money laundering programs;

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time; and

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money-laundering.

The USA PATRIOT Act also includes prohibitions on correspondent accounts for foreign shell banks and requires compliance with record keeping obligations with respect to correspondent accounts of foreign banks. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.
The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions. Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements. In addition, the federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities. Investors Bank has adopted policies and procedures to comply with these requirements.

Holding Company Regulation
Federal Regulation. Bank holding companies, like Investors Bancorp, Inc. and Investors Bancorp, MHC, are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Investors Bank. As of December 31, 2013, Investors Bancorp, Inc.’s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See “Regulatory Capital Compliance.” The Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. This will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies. The Dodd-Frank Act grandfathers instruments issued prior to May 19, 2010 by mutual holding companies and all bank holding companies of less than $15 billion in assets. The previously referenced proposed rules on regulatory capital would implement the Dodd-Frank Act directive. However, the proposed rule does not mention the Dodd-Frank Act grandfather so it is uncertain whether it will be incorporated in any final rule.
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
A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that is as “well capitalized” under applicable regulations of the Federal Reserve Board, that has received a composite “1” or “2” rating, as well as a “satisfactory” rating for management, at its most recent bank holding company examination by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

As a bank holding company, Investors Bancorp will be required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is also required for Investors Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with these regulations, and we are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.
Taxation
Federal Taxation
General. Investors Bancorp, Inc. and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Investors Bancorp, Inc. and its subsidiaries file a consolidated federal income tax return. Investors Bancorp, Inc.’s federal tax returns are not currently under audit, nor have they been audited within the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Investors Bancorp, Inc. or its subsidiaries.
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
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 (pre-base year reserves) were subject to recapture into taxable income if Investors Bank failed to meet certain thrift asset and definitional tests. As a result of the 1996 Act, bad debt reserves accumulated after 1987 are required to be recaptured into income over a six-year period. However, all pre-base year reserves are subject to recapture if Investors Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. At December 31, 2013, our total federal pre-base year reserve was approximately $42.3 million.
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
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. As of December 31, 2013, Investors Bancorp, Inc. had a $4.6 million carryback claim, which is expected to be received in 2014.
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

State Taxation
New Jersey State Taxation. Investors Bancorp, Inc. and its subsidiaries file separate New Jersey corporate business tax returns on an unconsolidated basis. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Investors Bancorp, Inc. and its subsidiaries are not currently under audit with respect to their New Jersey income tax returns nor have they been audited within the past five years.
Investors Bancorp, Inc. is required to file a New Jersey income tax return and is generally subject to a state income tax at a 9% rate. If Investors Bancorp, Inc. meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%. Investors Bancorp, Inc. currently meets the eligibility requirements and therefore elects to be taxed as a New Jersey Investment Company.
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
New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on the combined net income allocable to New York State at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, Investors Bank is subject to the metropolitan transportation business tax surcharge (“MTA surcharge”) allocable to business activities carried on in the Metropolitan Commuter Transportation District. The MTA surcharge for banking corporations is 17% of a recomputed New York State franchise tax, calculated using a 9% tax rate on allocated entire net income. In February 2014, Investors Bank was notified by New York State that they would be conducting an audit of its tax returns for the years 2010 through 2012.
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
Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Investors Bancorp, Inc. is exempted from Delaware corporate income tax but is required to file annual returns and pay annual fees and an annual franchise tax to the State of Delaware.

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
Risks Related to Our Business
Because we intend to continue to increase our commercial originations, our credit risk will increase.
At December 31, 2013, our portfolio of multi-family, commercial real estate, construction and C&I loans totaled $6.96 billion, or 53.3% of our total loans. We intend to increase our originations of multi-family, commercial real estate, construction and C&I loans, which generally have more risk than one- to four-family residential mortgage loans. Since repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Because we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for loan losses would adversely affect our earnings.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If actual results differ significantly from our assumptions, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses at December 31, 2013 of $173.9 million was 1.33% of total loans and 124.30% of non-performing loans at such date.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. A material increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities would have a material adverse effect on our financial condition and results of operations.

A significant portion of our multi-family loan portfolio, commercial real estate portfolio and nearly all of our C&I loan portfolio is unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our multi-family loan portfolio has increased to $3.99 billion at December 31, 2013 from $612.7 million at December 31, 2009. Our commercial real estate portfolio has increased to $2.51 billion at December 31, 2013 from $730.0 million at December 31, 2009. Our C&I loan portfolio has increased to $268.4 million at December 31, 2013 from $23.2 million at December 31, 2009. Consequently, a large portion of our multi-family loans, commercial real estate loans and nearly all of our C&I loans are unseasoned. It is difficult to assess the future performance of these recently originated loans because of their relatively limited payment history from which to judge future collectability, especially in the current weak economic environment. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

Our liabilities reprice faster than our assets and future increases in interest rates will reduce our profits.
Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities; and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.
The interest income we earn on our assets and the interest expense we pay on our liabilities are generally fixed for a contractual period of time. Our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility, because market interest rates change over time. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”
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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our total securities portfolio was $1.62 billion. Unrealized net losses on securities available-for-sale are reported as a separate component of equity. To the extent interest rates increase and the value of our available-for-sale portfolio decreases, our stockholders’ equity will be adversely affected.
We evaluate interest rate sensitivity using models that estimate the change in our net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At December 31, 2013, in the event of a 200 basis point increase in interest rates, whereby rates increase evenly over a twelve-month period, and assuming management took no action to mitigate the effect of such change, the model projects that we would experience a 6.8% or $32.3 million decrease in net interest income and 15.7% or $239.3 million decrease in net portfolio value.

Historically low interest rates may adversely affect our net interest income and profitability.
During the past four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, over the past few years, this has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our future profitability.
We may not be able to continue to grow our business, which may adversely impact our results of operations.
Our total assets have grown from approximately $8.4 billion at December 31, 2009 to $15.62 billion at December 31, 2013. Our business strategy calls for continued growth. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other banks and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.
Our ability to grow successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.
We could be required to repurchase mortgage loans or indemnify mortgage loan purchasers due to breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could have an adverse impact on our liquidity, results of operations and financial condition.
We sell into the secondary market a portion of the residential mortgage loans that we originate through our mortgage subsidiary, Investors Home Mortgage. The whole loan sale agreements we enter into in connection with such loan sales require us to repurchase or substitute mortgage loans in the event there is a breach of any of representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We have established a reserve for estimated repurchase and indemnification obligations on the residential mortgage loans that we sell. We make various assumptions and judgments in determining this reserve. If our assumptions are incorrect, our reserve may not be sufficient to cover losses from repurchase and indemnification obligations related to our residential loans sold. Such event would have an adverse effect on our earnings.
We may incur impairments to goodwill.
At December 31, 2013, we had approximately $77.6 million recorded as goodwill. We evaluate goodwill for impairment, at least annually. Significant negative industry or economic trends, including declines in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business, could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have an adverse effect on our results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
Investors Bank is subject to extensive regulation, supervision and examination by the NJDBI, our chartering authority, by the FDIC, as insurer of our deposits, and by the recently created CFPB, with respect to consumer protection laws. As a bank holding company, Investors Bancorp will be subject to regulation and oversight by the Federal Reserve Board. Such regulation and supervision govern the activities in which a bank and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on our operations, the classification of our assets and the adequacy of our allowance for loan losses, compliance and privacy issues (including anti-money laundering at Bank Secrecy Act Compliance) and approval of merger transactions. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Investors Bank, Investors Bancorp and our operations.
The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. New laws, regulations, and other regulatory changes could increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our on-going operations, costs and profitability.
A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels, while improving, remain high despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth. Recovery by many businesses has been impaired by lower consumer spending. A discontinuation of the Federal Reserve Board’s bond purchasing program could result in higher interest rates and reduced economic activity. Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our on-going operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.
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
We completed the acquisition of Roma Financial Corporation on December 6, 2013 and completed the acquisition of Gateway Community Financial Corp. on January 10, 2014. Failure to successfully integrate systems subsequent to the completion of these acquisitions could have a material impact on the operations of Investors Bank.

Future acquisition activity could dilute book value.
Both nationally and in New Jersey, the banking industry is undergoing consolidation marked by numerous mergers and acquisitions. From time to time we may be presented with opportunities to acquire institutions and/or bank branches and we may engage in discussions and negotiations. Acquisitions typically involve the payment of a premium over book and trading values, and therefore, may result in the dilution of our book value per share.
The Dodd-Frank Act, among other things, created a new CFPB, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations will materially increase our operating and compliance costs.
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Investors Bank. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
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
The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund from 1.15%

to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
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
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including Investors Bancorp, unless an exception applies.
We will become subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.
In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Investors Bank and Investors Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Investors Bank and Investors Bancorp on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements for Investors Bank and Investors Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.
New regulations could restrict our ability to originate and sell mortgage loans.
The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•interest-only payments;
•negative-amortization; and
•terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Investors Bank-Competition.”
Any future increase in FDIC insurance premiums will adversely impact our earnings.
As a “large institution” within the meaning of FDIC regulations (i.e., greater than $10 billion in assets), Investors Bank’s deposit insurance premium is determined differently than smaller banks. Small banks are assessed based on a risk classification determined by examination ratings, financial ratios and certain specified adjustments. However, beginning in 2011, large institutions became subject to assessment based upon a more detailed scorecard approach involving (i) a performance score determined using forward-looking risk measures, including certain stress testing, and (ii) a loss severity score, which is designed to measure, based on modeling, potential loss to the FDIC insurance fund if the institution failed. The total score is converted to an assessment rate, subject to certain adjustments, with institutions deemed riskier paying higher assessments. In October 2012, the FDIC issued a final rule, effective March 1, 2013, which clarifies and refines its large bank assessment formula. Since the large institution assessment procedure is still relatively unknown, the long term effect on Investors Bank’s deposit insurance assessment is uncertain.
We may eliminate dividends on our common stock.
On September 28, 2012, we declared our first quarterly cash dividend and we have paid quarterly cash dividend since then. Although we have begun paying quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock.
We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and banking regulations. For example, we are planning a core system conversion in 2015 in an effort to further strengthen such internal controls and compliance systems, as well as allow for more processing of more complex transactions by our customers. Failure to properly and timely implement the core system conversion could have a material adverse effect on our operations.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.
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
Our recruitment efforts may not be sufficient to implement our business strategy and execute successful operations.
As we continue to grow, we may find our recruitment efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to continue to successfully implement our business strategy.
We recently hired an asset based lending team and expanded our business lending into the healthcare market, both of which may expose us to increased lending risks and may have a negative effect on our results of operations.
In an effort to diversify our loan portfolio, we have recently hired an asset based lending team and a healthcare lending team. These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans and multi family loans, which could have a negative effect on our results of operations. In addition, because we are not as experienced with these new loan products, we may require additional time and resources for offering and managing such products effectively or may be unsuccessful in offering such products at a profit.

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
At December 31, 2013, the Company and the Bank conducted business from its corporate headquarters in Short Hills, New Jersey, and 129 full-service branch offices located in the New Jersey counties of Bergen, Burlington, Camden, Essex, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren Counties. We have expanded our branch locations to include the New York communities of Nassau, Queens, Kings, Richmond, Suffolk and New York counties.

Our corporate headquarters are located in Short Hills, New Jersey with an operation center located in Iselin, New Jersey as well as lending offices in New York City, Short Hills, Spring Lake, Newark, Astoria and Brooklyn.

ITEM 3.	LEGAL PROCEEDINGS
We and our subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “ISBC”. The approximate number of holders of record of Investors Bancorp, Inc.’s common stock as of February 21, 2014 was approximately 12,000. Certain shares of Investors Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Investors Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Select Market.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	High	Low	High	Low
First Quarter	$18.84	$17.36	$15.50	$13.61
Second Quarter	21.39	18.18	15.44	14.42
Third Quarter	22.93	20.41	18.28	15.04
Fourth Quarter	25.81	21.55	18.71	15.84

On September 28, 2012, we declared our first quarterly cash dividend of $0.05 per share. It was the first dividend since completing our initial public offering in October 2005. Since declaring this dividend, we have paid a dividend to stockholders in each subsequent quarter, with the most recent paid in February 2014. The timing and amount of cash dividends paid depend on our earnings, capital requirements, financial condition and other relevant factors.   Although we have begun paying quarterly cash dividends to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies and other factors could cause our board of directors to consider, among other things, the elimination of or reduction in the amount and/or frequency of cash dividends paid on our common stock.  For more information regarding the restrictions on the Bank’s dividends, “Item 1A. Risk Factors - We May Eliminate Dividends on Our Common Stock” above, and the “Liquidity” section of our MD&A of this Annual Report.
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
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning December 31, 2008 through December 31, 2013, (b) the cumulative total return of publicly traded thrifts over such period, and, (c) the cumulative total return of all publicly traded banks and thrifts over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Investors Bancorp, Inc.
Total Return Performance

220
200
180
160
140
120
100
80
60
Index Value
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Period Ending
Investors Bancorp, Inc.
SNL Bank and Thrift Index
SNL Thrift Index

Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Investors Bancorp, Inc.	100.00	81.46	97.69	100.37	132.75	192.83
SNL U.S. Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46
SNL U.S. Thrift	100.00	93.81	97.45	81.97	99.70	127.95
Source: SNL Financial LC, Charlottesville, VA
The following table reports information regarding repurchases of our common stock during the quarter ended December 31, 2013 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Purchased(1)	Average Price paid Per Share	As part of Publicly Announced Plans or Programs	Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—	$—	—	2,111,597
November 1, 2013 through November 30, 2013	6,184	23.62	6,184	2,105,413
December 1, 2013 through December 31, 2013	377	24.26	377	2,105,036
Total	6,561		6,561

(1)
On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,105,036 shares yet to be purchased as of December 31, 2013.

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

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$15,623,070	$12,722,574	$10,701,585	$9,602,131	$8,357,816
Loans receivable, net	12,882,544	10,306,786	8,794,211	7,917,705	6,615,459
Loans held-for-sale	8,273	28,233	18,847	35,054	27,043
Securities held to maturity	831,819	179,922	287,671	478,536	717,441
Securities available for sale, at estimated fair value	785,032	1,385,328	983,715	602,733	471,243
Bank owned life insurance	152,788	113,941	112,990	117,039	114,542
Deposits	10,718,811	8,768,857	7,362,003	6,774,930	5,840,643
Borrowed funds	3,367,274	2,705,652	2,255,486	1,826,514	1,600,542
Goodwill	77,571	77,063	21,972	21,609	22,556
Stockholders’ equity	1,334,327	1,066,817	967,440	901,279	850,213

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operating Data:
Interest and dividend income	$545,068	$496,189	$473,572	$428,703	$384,385
Interest expense	109,642	123,444	144,488	159,293	192,096
Net interest income	435,426	372,745	329,084	269,410	192,289
Provision for loan losses	50,500	65,000	75,500	66,500	39,450
Net interest income after provision for loan losses	384,926	307,745	253,584	202,910	152,839
Non-interest income	36,571	44,112	29,170	26,525	14,835
Non-interest expenses	245,711	207,007	157,587	130,813	109,118
Income before income tax expense	175,786	144,850	125,167	98,622	58,556
Income tax expense	63,755	56,083	46,281	36,603	23,444
Net income	$112,031	$88,767	$78,886	$62,019	$35,112
Earnings per share — basic	$1.02	$0.83	$0.73	$0.57	$0.33
Earnings per share — diluted	$1.01	$0.82	$0.73	$0.56	$0.33

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.83%	0.77%	0.78%	0.70%	0.45%
Return on equity (ratio of net income to average equity)	10.00%	8.68%	8.43%	6.95%	4.40%
Net interest rate spread(1)	3.25%	3.26%	3.22%	2.97%	2.28%
Net interest margin(2)	3.37%	3.40%	3.39%	3.17%	2.53%
Efficiency ratio(3)	52.06%	49.66%	43.68%	44.20%	52.68%
Efficiency ratio - Adjusted (4)	50.66%	46.47%	43.68%	44.20%	50.60%
Non-interest expenses to average total assets	1.82%	1.81%	1.54%	1.47%	1.38%
Average interest-earning assets to average interest-bearing liabilities	1.15x	1.13x	1.11x	1.10x	1.10x
Dividend payout ratio (6)	19.61%	6.02%	—	—	—
Asset Quality Ratios:
Non-performing assets to total assets	0.95%	1.14%	1.48%	1.74%	1.44%
Non-accrual loans to total loans	0.77%	1.16%	1.60%	2.08%	1.81%
Allowance for loan losses to non-performing loans	124.30%	104.29%	76.79%	54.81%	45.80%
Allowance for loan losses to total loans	1.33%	1.36%	1.32%	1.14%	0.83%
Capital Ratios:
Total-based capital (to risk-weighted assets)(5)	11.39%	11.24%	12.91%	13.75%	15.78%
Tier I risk-based capital (to risk-weighted assets)(5)	10.14%	9.98%	11.65%	12.50%	14.70%
Total capital (to average assets)(5)	8.20%	7.59%	8.21%	8.56%	9.03%
Equity to total assets	8.54%	8.39%	9.04%	9.39%	10.17%
Other Data:
Tangible equity to tangible assets	7.90%	7.67%	8.71%	9.02%	9.83%
Average equity to average assets	8.32%	8.92%	9.26%	10.02%	10.11%
Book value per common share	$9.85	$9.81	$8.98	$8.23	$7.67
Tangible book value per common share	$9.04	$8.89	$8.62	$7.88	$7.38
Number of full service offices	129	101	81	82	65
Full time equivalent employees	1,541	1,193	959	869	704

(1)	The net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)
The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income. For the year ended December 31, 2013, excludes pre tax acquisition charges related to Roma Financial of $5.6 million and a non-cash OTTI charge of $977,000. Excludes pre tax acquisition charges related to Marathon and BFSB of $13.3 million for the year ended December 31, 2012, OTTI of $1.4 million for the year ended December 31, 2009 and FDIC special assessment of $3.6 million for the years ended December 31, 2009.

(5)	Ratios are for Investors Bank and do not include capital retained at the holding company level.

(6)	The dividend payout ratio represents dividends declared per share divided by net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our fundamental business strategy is to be a well capitalized, full service, community bank which provides high quality customer service and competitively priced products and services to individuals and businesses in the communities we serve.
Our results of operations depend primarily on net interest income, which is directly impacted by the market interest rate environment. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans and investment securities, and the interest we pay on our interest-bearing liabilities, primarily interest-bearing transaction accounts, time deposits, and borrowed funds. Net interest income is affected by the level of interest rates, the shape of the market yield curve, the timing of the placement and the repricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our mortgage-related assets.
The continued low interest rate environment has resulted in a significant portion of our interest-earning assets being refinanced at lower yields and new assets being originated at lower yields. We have been able to partially offset the yield compression by lowering the interest rates on our interest bearing liabilities. However, a steepening in the treasury yield curve during the third quarter of 2013 resulted in a reduction in mortgage refinance activity and an improvement in new loan origination yields. We continue to actively manage our interest rate risk as the current interest rate environment is forecasted to remain at current levels, with no increase in short-term rates likely until late 2014. If this interest rate and steeper yield curve environment continue, we will likely be subject to near-term net interest income compression, but then may experience an improvement in net interest income, particularly if short-term interest rates remain unchanged as forecasted, and our rates on interest bearing liabilities do not increase as quickly as interest rates on its earning assets. In addition, the current slowdown in mortgage banking activity will result in lower gains on sales of loans in comparison to prior year results. We will continue to manage our interest rate risk.
Our results of operations are also significantly affected by general economic conditions. There is still uncertainty with respect to government regulation, the Affordable Health Care Act, budget deficits, debt levels and sluggish growth. The national and regional unemployment rates remain at elevated levels. These factors coupled with the weakness in the housing and real estate markets, have resulted in our prudent approach to credit quality, recognizing higher credit costs on the loan portfolio. Despite these conditions, our overall level of non-performing loans remains low compared to our national and regional peers. We attribute this to our conservative underwriting standards, as well as our diligence in resolving our problem loans.
We continue to grow and transform the composition of our balance sheet. Total assets increased by $2.90 billion, or 22.8%, to $15.62 billion at December 31, 2013 from $12.72 billion at December 31, 2012. Excluding the Roma Financial acquisition, the remaining increase was largely the result of net loans, including loans held for sale, increasing $1.58 billion.  Net loans, including loans held for sale, increased by $2.56 billion, or 24.7%, to $12.89 billion at December 31, 2013 from $10.34 billion at December 31, 2012. For the year ended December 31, 2013, we originated $1.59 billion in multi-family loans, $454.2 million in commercial real estate loans, $251.0 million in commercial and industrial loans, $79.6 million in consumer and other loans and $57.5 million in construction loans. This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans. The multi-family and commercial real estate loans we originate and purchase are secured by properties located primarily in New Jersey and New York.
On December 6, 2013, we completed the acquisition of Roma Financial Corporation and its subsidiaries, Roma Bank and RomAsia Bank. On January 10, 2014, we completed the acquisition of Gateway Community Financial Corp. and its subsidiary, GCF Bank which are not reflected in the consolidated balance sheets or consolidated statements of income at and for the periods presented. The geographic market areas of both Roma Financial and Gateway Community have significant potential and expand our footprint from the suburbs of Philadelphia to the boroughs of New York and Long Island.
We continue to stay focused on the execution of our strategic business plan in an effort to become a high performing banking franchise headquartered in the New Jersey- New York region. We will continue to enhance shareholder value through our strategic capital initiatives, including growth both organically and through acquisitions, stock buybacks and dividend payments.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with an outstanding balance greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company's definition of an impaired loan, by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
The allowance contains reserves identified as unallocated to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include the evaluation of the national and local economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting Department. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
Our primary lending emphasis has been the origination of commercial real estate loans, multi-family loans and the origination and purchase of residential mortgage loans. We also originate commercial and industrial loans, construction loans, home equity loans and home equity lines of credit. These activities resulted in a concentration of loans secured by real property located in New Jersey and New York. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.
For commercial real estate, multi-family loans and construction, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers, credit department and its loan workout department's knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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
In determining the allowance for loan losses, management believes the potential for outdated appraisals has been mitigated for impaired loans and other non-performing loans. As described above, the loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral. Loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the general economy, and a decline in real estate market values in New Jersey, New York and surrounding states. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level given current economic conditions, interest rates, and the composition of the portfolio.
Our allowance for loan losses reflects probable losses considering, among other things, the economic conditions, the actual growth and change in composition of our loan portfolio, the level of our non-performing loans and our charge-off experience. We believe the allowance for loan losses reflects the inherent credit risk in our portfolio.
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
Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. While the Company does not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before their anticipated recovery of the remaining [carrying value], we have the ability to sell the securities. Our held-to-maturity portfolio, consisting primarily of mortgage- backed securities and other debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Management utilizes various inputs to determine the fair value of the portfolio. To the extent they exist, unadjusted quoted market prices in active markets (level 1) or quoted prices on similar assets (level 2) are utilized to determine the fair value of each investment in the portfolio. In the absence of quoted prices and in an illiquid market, valuation techniques, which require inputs that are both significant to the fair value measurement and unobservable (level 3), are used to determine fair value of the investment. Valuation techniques are based on various assumptions, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, and liquidation values. Management is required to use a significant degree of judgment when the valuation of investments includes unobservable inputs. The use of different assumptions could have a positive or negative effect on our consolidated financial condition or results of operations.
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
In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2013, our qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.
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
The estimated fair value of the MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market's perception of future interest rate movements. The valuation allowance is then adjusted in subsequent periods to reflect changes in the measurement of impairment. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.
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
Comparison of Financial Condition at December 31, 2013 and December 31, 2012
Total Assets. Total assets increased by $2.90 billion, or 22.8%, to $15.62 billion at December 31, 2013 from $12.72 billion at December 31, 2012.  Approximately $1.63 billion of this increase is attributed to the acquisition of Roma Financial.  The remaining increases were largely the result of net loans including loans held for sale, increasing by $1.58 billion, excluding Roma Financial, to $12.89 billion at December 31, 2013 from $10.34 billion at December 31, 2012.  In addition, stock in FHLB increased $27.6 million to $178.1 million at December 31, 2013 from $150.5 million at December 31, 2012.
Net Loans. Net loans, including loans held for sale, increased by $2.56 billion, or 24.7%, to $12.89 billion at December 31, 2013 from $10.34 billion at December 31, 2012.  At December 31, 2013, total loans were $13.06 billion which included $5.70 billion in residential loans, $3.99 billion in multi-family loans, $2.51 billion in commercial real estate loans, $202.3 million in construction loans, $404.0 million in consumer and other loans and $268.4 million in commercial and industrial loans. Net loans acquired from Roma Financial were $991.0 million. At December 31, 2012, total loans were $10.44 billion which included $4.84 billion in residential loans, $3.00 billion in multi-family loans, $1.97 billion in commercial real estate loans, $224.8 million in construction loans, $238.9 million in consumer and other loans and $169.3 million in commercial and industrial loans.
For the year December 31, 2013, we originated $1.59 billion in multi-family loans, $454.2 million in commercial real estate loans, $251.0 million in commercial and industrial loans, $79.6 million in consumer and other loans and $57.5 million in construction loans.  This increase in loans reflects our continued focus on generating multi-family and commercial real estate loans, which was partially offset by pay downs and payoffs of loans.  The loans we originate and purchase are on properties located primarily in New Jersey and New York.
We originate residential mortgage loans through our mortgage subsidiary, Investors Home Mortgage Co. For the year ended December 31, 2013, Investors Home Mortgage Co. originated $1.45 billion in residential mortgage loans of which  $379.8 million were for sale to third party investors and $1.07 billion were added to our portfolio. We also purchased mortgage loans from correspondent entities including other banks and mortgage bankers. Our agreements with these correspondent entities require them to originate loans that adhere to our underwriting standards. During the year December 31, 2013, we purchased loans totaling $1.05 billion from these entities.

Our portfolio also contains interest-only one to four family mortgage loans in which the borrower makes only interest payments for the first five, seven, or ten years of the mortgage loan term. This feature will result in future increases in the borrower's loan repayment when the contractually required payments increase due to the required amortization of the principal amount. These payment increases could affect the borrower's ability to repay the loan. The amount of interest-only one-to four-family mortgage loans outstanding was $341.7 million at December 31, 2013. The ability of borrowers to repay their obligations is dependent upon various factors including the borrower's income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of our lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond our control. We, therefore, are subject to risk of loss. We maintain stricter underwriting criteria for these interest-only loans than we do for our amortizing loans. We believe these criteria adequately reduce the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.
For the year ended December 31, 2013, our provision for loan losses was $50.5 million compared to $65.0 million for the year ended December 31, 2012. For the year ended December 31, 2013, net charge-offs were $18.7 million compared to $40.1 million for the year ended December 31, 2012. The year ended December 31, 2012 included a $6.2 million charge off pertaining to additional write down of residential loans in the process of foreclosure as a result of further deterioration in real estate values due to the extended period of time it was taking to obtain possession of properties collateralizing these loans. Our provision for the year ended December 31, 2013 is a result of continued growth in the loan portfolio, specifically the multi-family, commercial real estate and commercial and industrial portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending and the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area.

Our past due loans and non-accrual loans discussed below exclude certain purchased credit impaired (PCI) loans, primarily consisting of loans recorded in the acquisitions of Roma Financial and Marathon Bank. Under U.S. GAAP, the PCI loans (acquired at a discount that is due, in part, to credit quality) are not subject to delinquency classification in the same manner as loans originated by Investors.  The following table sets forth non-accrual loans and accruing past due loans (excluding delinquent PCI loans) on the dates indicated as well as certain asset quality ratios.

	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012
	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount	# of Loans	Amount
	(Dollars in millions)
Residential and consumer	304	$74.3	305	$75.1	286	$72.0	328	$84.1	354	$82.5
Construction	18	16.2	7	14.2	9	21.8	9	24.1	9	25.8
Multi-family	5	5.9	9	16.8	10	17.2	7	14.5	5	11.1
Commercial real estate	12	2.7	3	1.6	3	2.0	6	10.2	4	0.8
Commercial and industrial	4	1.3	8	1.9	6	1.5	6	2.8	2	0.4
Total non-accrual loans	343	$100.4	332	$109.6	314	$114.5	356	$135.7	374	$120.6
Accruing troubled debt restructured loans	50	$39.6	36	$24.5	29	$19.7	18	$9.0	22	$15.8
Non-accrual loans to total loans		0.77%		0.95%		1.04%		1.28%		1.16%
Allowance for loan loss as a percent of non-accrual loans		173.30%		152.18%		134.90%		110.21%		117.92%
Allowance for loan loss as a percent of total loans		1.33%		1.45%		1.40%		1.41%		1.36%
Total non-accrual loans decreased $20.2 million to $100.4 million at December 31, 2013 compared to $120.6 million at December 31, 2012 as we continue to diligently resolve our troubled loans. Excluding the loans acquired from Roma , our allowance for loan loss as a percent of total loans is 1.33%. At December 31, 2013, there were $51.0 million of loans deemed troubled debt restructuring, of which $21.0 million were residential and consumer loans, $12.2 million were multi-family loans, $11.7 million were commercial real estate loans, $4.5 million were construction loans and $1.6 million were commercial and industrial loans.

The Company has classified $39.6 million of the troubled debt restructured loans as accruing and $11.4 million of these loans as non-accrual.
In addition to non-accrual loans, we continue to monitor our portfolio for potential problem loans. Potential problem loans are defined as loans about which we have concerns as to the ability of the borrower to comply with the current loan repayment terms and which may cause the loan to be placed on non-accrual status. As of December 31, 2013, the Company has deemed potential problems loans totaling $35.2 million, which comprised of 15 commercial real estate loans totaling $26.6 million, 12 commercial and industrial loans totaling $6.2 million, five multi-family loans totaling $1.6 million and two construction loans totaling 829,000. Management is actively monitoring these loans.
In late October 2012, our primary market area was adversely impacted by superstorm Sandy. The storm disrupted operations for many businesses in the area and caused substantial property damage in our lending area. In response to the storm, we waived late fees for two months and provided payment deferrals to borrowers impacted by the storm. Although the number of borrowers that have requested financial assistance from us has been limited, initially, the highest impacted areas along the coastline included 493 residential mortgage loans totaling approximately $275 million in principal outstanding with a weighted average loan-to-value of 67%. As of December 31, 2013, the population of loans in the impacted areas along the coastline had been reduced to 350 residential mortgage loans totaling approximately $187.2 million in principal outstanding. There have been no losses recorded through Decmber 31, 2013 on any of the loans identified in the initial population. This represented approximately 3% and 6% of our residential mortgage portfolio at December 31, 2013 and 2012, respectively. Management will continue to monitor these loans. This represented approximately 3.28% of our residential mortgage portfolio at December 31, 2013.
The allowance for loan losses increased by $31.7 million to $173.9 million at December 31, 2013 from $142.2 million at December 31, 2012.  The increase in our allowance for loan losses is due to the growth of the loan portfolio and the increased credit risk in our overall portfolio, particularly the inherent credit risk associated with commercial lending.  Future increases in the allowance for loan losses may be necessary based on the growth and composition of the loan portfolio, the level of non-performing loans and delinquent loans and the impact of the deterioration of the real estate and economic environments in our lending area. Although we use the best information available, the level of allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See "Critical Accounting Policies."
Securities. Securities, in the aggregate, increased by $51.6 million, or 3.3%, to $1.62 billion at December 31, 2013.  We acquired $395.6 million of securities from Roma Financial and sold substantially all of that portfolio upon the completion of the acquisition.  The increase is attributed to purchases partially offset by normal pay downs and maturities during the year ended December 31, 2013 and the decrease in market value of available for sale securities of $23.1 million from December 31, 2012.  For the three months ended December 31, 2013, we recorded an OTTI charge on a previously impaired pooled trust preferred security.  During the second quarter of 2013, the Company reclassified $524.0 million of securities available for sale to securities held to maturity as the Company has the intent and ability to hold these securities until maturity.  In December, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule.  Upon evaluation of the impact of the Volcker Rule, the Company reclassified a trust preferred security with a fair value of $670,000 from held-to maturity to available for sale as the Company will be required to sell this security.  The security had no unrealized loss at the time of transfer.
Other Assets, Stock in the Federal Home Loan Bank, Bank Owned Life Insurance. The amount of stock we own in the Federal Home Loan Bank (FHLB) increased by $27.6 million to $178.1 million at December 31, 2013 from $150.5 million at December 31, 2012 as a result of an increase in our level of borrowings.
Deposits. Deposits increased by $1.95 billion or 22.2% from $8.77 billion at December 31, 2012 to $10.72 billion at December 31, 2013 of which $1.34 billion is from the acquisition of Roma Financial. Core deposits increased $1.53 billion or 26.4%, as well as an increase to certificates of deposit totaling $418.6 million. Core deposits represents approximately 68% of our total deposit portfolio.
Borrowed Funds. Borrowed funds increased $661.6 million, or 24.5%, to $3.37 billion at December 31, 2013 from $2.71 billion at December 31, 2012 due to the funding of our asset growth.
Stockholders’ Equity. Stockholders' equity increased $267.5 million to $1.33 billion at December 31, 2013 from $1.07 billion at December 31, 2012. The increase is primarily attributed to the $112.0 million of net income for the year ended December 31, 2013 as well as an increase of $179.1 million attributed to the acquisition of Roma Financial.  These increases were offset by an $18.1 million increase to other comprehensive loss primarily attributed to the decrease in value of available for sale securities at December 31, 2013.  For the year ended December 31, 2013, quarterly $0.05 cash dividends totaling $22.4 million were paid to stockholders, impacting stockholders' equity.

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

	For the Year Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$136,656	$49	0.04%	$96,945	$40	0.04%	$70,079	$37	0.05%
Securities available-for-sale	1,092,497	18,638	1.71	1,250,391	22,521	1.80	692,664	15,431	2.23
Securities held-to-maturity	449,742	15,362	3.42	221,524	12,852	5.80	369,553	19,447	5.26
Net loans	11,065,190	504,622	4.56	9,271,550	455,221	4.91	8,461,031	434,377	5.13
Stock in FHLB	168,028	6,397	3.81	124,385	5,555	4.47	101,764	4,280	4.21
Total interest-earning assets	12,912,113	545,068	4.22	10,964,795	496,189	4.53	9,695,091	473,572	4.88
Non-interest-earning assets	564,764			493,278			411,009
Total assets	$13,476,877			$11,458,073			$10,106,100
Interest-bearing liabilities:
Savings deposits	$1,775,454	$6,320	0.36%	$1,535,636	$7,859	0.51%	$1,230,093	$9,713	0.79%
Interest-bearing checking	1,791,345	6,245	0.35	1,467,583	6,586	0.45	1,075,694	5,999	0.56
Money market accounts	1,646,235	7,537	0.46	1,342,366	7,937	0.59	929,291	7,275	0.78
Certificates of deposit	2,849,573	29,867	1.05	3,155,041	41,200	1.31	3,393,105	56,902	1.68
Total interest-bearing deposits	8,062,607	49,969	0.62	7,500,626	63,582	0.85	6,628,183	79,889	1.21
Borrowed funds	3,180,473	59,673	1.88	2,224,126	59,862	2.69	2,075,598	64,599	3.11
Total interest-bearing liabilities	11,243,080	109,642	0.98	9,724,752	123,444	1.27	8,703,781	144,488	1.66
Non-interest-bearing liabilities	1,113,121			710,894			466,876
Total liabilities	12,356,201			10,435,646			9,170,657
Stockholders’ equity	1,120,676			1,022,427			935,452
Total liabilities and stockholders’ equity	$13,476,877			$11,458,073			$10,106,109
Net interest income		$435,426			$372,745			$329,084
Net interest rate spread(1)			3.25%			3.26%			3.22%
Net interest-earning assets(2)	$1,669,033			$1,240,043			$991,319
Net interest margin(3)			3.37%			3.40%			3.39%
Ratio of interest-earning assets to total interest-bearing liabilities	1.15x			1.13x			1.11x

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Interest-bearing deposits	$15	(6)	9	$10	(7)	3
Securities available-for-sale	(2,850)	(1,033)	(3,883)	9,776	(2,686)	7,090
Securities held-to-maturity	7,008	(4,498)	2,510	(5,697)	(898)	(6,595)
Net loans	91,757	(42,356)	49,401	47,874	(27,030)	20,844
Stock in FHLB	1,747	(905)	842	997	278	1,275
Total interest-earning assets	97,677	(48,798)	48,879	52,960	(30,343)	22,617
Interest-bearing liabilities:
Savings deposits	1,101	(2,640)	(1,539)	2,061	(3,915)	(1,854)
Interest-bearing checking	1,292	(1,633)	(341)	1,908	(1,321)	587
Money market accounts	1,594	(1,994)	(400)	2,725	(2,063)	662
Certificates of deposit	(3,730)	(7,603)	(11,333)	(3,780)	(11,922)	(15,702)
Total deposits	257	(13,870)	(13,613)	2,914	(19,221)	(16,307)
Borrowed funds	20,773	(20,962)	(189)	1,563	(6,300)	(4,737)
Total interest-bearing liabilities	21,030	(34,832)	(13,802)	4,477	(25,521)	(21,044)
Increase in net interest income	$76,647	(13,966)	62,681	$48,483	(4,822)	43,661

Comparison of Operating Results for the Year Ended December 31, 2013 and 2012
Net Income. Net income for the year ended December 31, 2013 was $112.0 million compared to net income of $88.8 million for the year ended December 31, 2012.
Net Interest Income. Net interest income increased by $62.7 million, or 16.8%, to $435.4 million for the year ended December 31, 2013 from $372.7 million for the year ended December 31, 2012.  The increase was primarily due to the average balance of interest earning assets increasing $1.94 billion to $12.91 billion at December 31, 2013 compared to $10.97 billion at December 31, 2012, as well as a 29 basis point decrease in our cost of interest-bearing liabilities to 0.98% for the year ended December 31, 2013 from 1.27% for the year ended December 31, 2012. These were partially offset by the average balance of our interest bearing liabilities increasing $1.52 billion to $11.24 billion at December 31, 2013 compared to $9.72 billion at December 31, 2012, as well as the yield on our interest-earning assets decreasing 31 basis points to 4.22% for the year ended December 31, 2013 from 4.53% for the year ended December 31, 2012. The net interest spread decreased one basis point to 3.25% for the year ended December 31, 2013 from 3.26% for the year ended December 31, 2012.
Interest and Dividend Income. Total interest and dividend income increased by $48.9 million, or 9.9%, to $545.1 million  for the year ended December 31, 2013 from $496.2 million for the year ended December 31, 2012.  This increase is attributed to the average balance of interest-earning assets increasing $1.94 billion, or 17.7%, to $12.91 billion for the year ended December 31, 2013 from $10.97 billion for the year ended December 31, 2012. This was partially offset by the weighted average yield on interest-earning assets decreasing 31 basis points to 4.22% for the year ended December 31, 2013 compared to 4.53% for the year ended December 31, 2012 reflecting the lower interest rate environment.

Interest income on loans increased by $49.4 million, or 10.9%, to $504.6 million for the year ended December 31, 2013 from $455.2 million for the year ended December 31, 2012, reflecting a $1.79 billion, or 19.4%, increase in the average balance of net loans to $11.07 billion for the year ended December 31, 2013 from $9.27 billion for the year ended December 31, 2012.  The average balance of residential loans increased $63.3 million for the year ended December 31, 2013.  The additional increases are primarily attributed to the average balance of multi-family loans, commercial real estate loans and commercial and industrial loans increasing $1.20 billion, $538.2 million and $56.9 million, respectively, as we continue to focus on diversifying our loan portfolio by adding more multi-family loans and commercial real estate loans.  This increase was partially offset by a 35 basis point decrease in the average yield on net loans to 4.56% for the year ended December 31, 2013 from 4.91% for the year ended December 31, 2012.  Prepayment penalties, which are included in interest income increased to $15.9 million for the year ended December 31, 2013 from $8.6 million for the year ended December 31, 2012, however the decrease in average yield on net loans reflects lower rates on new and refinanced loans due to the current interest rate environment.

Interest income on all other interest-earning assets, excluding loans, decreased by $522,000, or 1.3%, to $40.4 million for the year ended December 31, 2013 from $41.0 million for the year ended December 31, 2012.  This decrease reflected the weighted average yield on interest-earning assets, excluding loans, decreasing by 23 basis points to 2.19% for the year ended December 31, 2013 compared to 2.42% for the year ended December 31, 2012 reflecting the current interest rate environment.  This was partially offset by a $150.7 million  increase in the average balance of all other interest-earning assets, excluding loans, to $1.85 billion for the year ended December 31, 2013 from $1.70 billion for the year ended December 31, 2012.
Interest Expense. Total interest expense decreased by $13.8 million, or 11.2%, to $109.6 million for the year ended December 31, 2013 from $123.4 million for the year ended December 31, 2012.  This decrease is attributed to the weighted average cost of total interest-bearing liabilities decreasing 29 basis points to 0.98% for the year ended December 31, 2013 compared to 1.27% for the year ended December 31, 2012.  This was partially offset by the average balance of total interest-bearing liabilities increasing by $1.52 billion, or 15.6%, to $11.24 billion for the year ended December 31, 2013 from $9.72 billion for the year ended December 31, 2012.

Interest expense on interest-bearing deposits decreased $13.6 million, or 21.4% to $50.0 million for the year ended December 31, 2013 from $63.6 million for the year ended December 31, 2012.  This decrease is attributed to a 23 basis point decrease in the average cost of interest-bearing deposits to 0.62% for the year ended December 31, 2013 from 0.85% for the year ended December 31, 2012 as deposit rates reflect the lower interest rate environment.  This was partially offset by the average balance of total interest-bearing deposits increasing $562.0 million, or 7.5%, to $8.06 billion for the year ended December 31, 2013 from $7.50 billion for the year ended December 31, 2012.  The average balances of core deposit accounts (savings, checking and money market) increased $867.4 million for the year ended December 31, 2013 over the prior year period.

Interest expense on borrowed funds remained flat at $59.7 million for the year ended December 31, 2013.Although the expense was consistent for both periods, the average cost of borrowed funds decreased by 81 basis points to 1.88% for the year ended December 31, 2013 from 2.69% for the year ended December 31, 2012 as maturing and new borrowings repriced to current interest rates, while the average balance of borrowed funds increased by $956.3 million or 43.0%, to $3.18 billion for the year ended December 31, 2013 from $2.22 billion for the year ended December 31, 2012
Provision for Loan Losses. For the year ended December 31, 2013, our provision for loan losses was $50.5 million compared to $65.0 million for the year ended December 31, 2012. For the year ended December 31, 2013, net charge-offs were $18.7 million compared to $40.1 million for the year ended December 31, 2012.  Our provision for the year ended December 31, 2013 is a result of continued growth in the loan portfolio, specifically the multi-family and commercial real estate portfolios; the inherent credit risk in our overall portfolio, particularly the credit risk associated with commercial real estate lending and commercial and industrial lending; the level of non-performing loans and delinquent loans caused by the adverse economic and real estate conditions in our lending area.
Non-Interest Income. Total non-interest income decreased by $7.5 million, or 17.1% to $36.6 million for the year ended December 31, 2013 from $44.1 million for the year ended December 31, 2012.  The decrease is primarily attributed to the gain on the sale of loans decreasing  $12.1 million to $8.7 million  for the year ended December 31, 2013 compared to $20.9 million for the year ended December 31, 2012 due to lower volume of sales in the secondary market at slightly lower margins as well as a decrease of $498,000 on gains on security transactions during the year ended December 31, 2013.  For the year ended December 31, 2013 the Company had net impairment losses on investment securities of $977,000 discussed above.  These decreases were offset by increases to fees and service charges of $2.2 million, which included a $1.6 million reversal of a previously established valuation reserve on mortgage servicing rights, and net gains on sale of other real estate owned of $1.6 million.  Other income increased by $1.1 million as a result of income on increased sales of non-deposit investment products.

Non-Interest Expenses. Total non-interest expenses increased by $38.7 million, or 18.7%, to $245.7 million for the year ended December 31, 2013 from $207.0 million for the year ended December 31, 2012.  Included in non-interest expenses for the year ended December 31, 2013 and 2012 are non-recurring acquisition related expenses of $5.6 million and $13.3 million, respectively. Excluding acquisition related expenses, compensation and fringe benefits increased $23.4 million for the year ended December 31, 2013 primarily as a result of the staff additions to support our continued growth, a $1.8 million one-time charge related to medical insurance, as well as normal merit increases The Company has continued to increase its branch network and enter new markets through acquisitions as well as organic growth.  Exclusive of the non-recurring acquisition expenses, this has resulted in an increase to occupancy expense, data processing, professional fees and advertising expenses of $5.7 million, $4.9 million, $3.3 million and $1.7 million, respectively, for the year ended December 31, 2013.  Additionally, for the years ended December 31, 2013 and December 31, 2012, occupancy expense includes a one-time charge of approximately $1.0 million and $3.0 million, respectively, for the early termination of certain leased facilities. Our FDIC insurance premium also increased by $4.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase is a result of the FDIC final rules for determining deposit insurance assessment, effective March 1, 2013.  Excluding non-recurring acquisition expenses, other operating expense increased by $2.7 million for the year ended December 31, 2013 related to higher recruiting, training and insurance expenses, and amortization of deposit premium increased $580,000.
Income Tax Expense. Income tax expense was $63.8 million for the year ended December 31, 2013, representing a 36.27% effective tax rate compared to income tax expense of $56.1 million for the year ended December 31, 2012 representing a 38.72% effective tax rate.
Comparison of Operating Results for the Year Ended December 31, 2012 and 2011
Net Income. Net income for the year ended December 31, 2012 was $88.8 million compared to $78.9 million for the year ended December 31, 2011.
Net Interest Income. Net interest income increased by $43.7 million, or 13.3%, to $372.7 million for the year ended December 31, 2012 from $329.1 million for the year ended December 31, 2011. The increase was primarily due to the average balance of interest earning assets increasing $1.27 billion to $10.96 billion at December 31, 2012 compared to $9.70 billion at December 31, 2011, as well as a 39 basis point decrease in our cost of interest-bearing liabilities to 1.27% for the year ended December 31, 2012 from 1.66% for the year ended December 31, 2011. These were partially offset by the average balance of our interest bearing liabilities increasing $1.02 billion to $9.72 billion at December 31, 2012 compared to $8.70 billion at December 31, 2011, as well as the yield on our interest-earning assets decreasing 35 basis points to 4.53% for the year ended December 31, 2012 from 4.88% for the year ended December 31, 2011. While the average yield on our interest earning assets declined due to the lower interest rate environment, our cost of funds also continued to fall resulting in our net interest margin increasing by one basis point to 3.40% for the year ended December 31, 2012. from 3.39% for the year ended December 31, 2011.
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
    Interest expense on interest-bearing deposits decreased $16.3 million or 20.4% to $63.6 million for the year ended December 31, 2012 from $79.9 million for the year ended December 31, 2011. This decrease is attributed to a 36 basis point decrease in the average cost of interest-bearing deposits to 0.85% for the year ended December 31, 2012 from 1.21% for the year ended December 31, 2011 as deposit rates reflect the lower interest rate environment. This was partially offset by the average balance of total interest-bearing deposits increasing $872.4 million, or 13.2%, to $7.50 billion for the year ended December 31, 2012 from $6.63 billion for the year ended December 31, 2011. Core deposit accounts- savings, checking and money market accounts outpaced average total interest-bearing deposit growth as average core deposits increased $1.11 billion.
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
Non-Interest Expenses. Total non-interest expenses increased by $49.4 million, or 31.4%, to $207.0 million for the year ended December 31, 2012 from $157.6 million for the year ended December 31, 2011. This increase included $13.3 million of acquisition related expenses. Compensation and fringe benefits increased $23.5 million primarily as a result of the staff additions to support our continued growth, including employees from the acquisitions of Marathon Bank and Brooklyn Federal, as well as normal merit increases and $6.4 million in acquisition related expenses. Occupancy expense increased $6.8 million due to our increased branch network and operations center as well as a one-time charge of $3.0 million for the early termination of certain leased facilities and the costs associated with expanding our branch network. Professional fees increased $4.2 million which included $2.9 million of acquisition related expenses. Data processing expenses increased $7.6 million primarily due to increased volume of accounts and $4.0 million in acquisition related expenses.
Income Tax Expense. Income tax expense was $56.1 million for the year ended December 31, 2012, representing a 38.72% effective tax rate compared to income tax expense of $46.3 million for the year ended December 31, 2011 representing a 36.98% effective tax rate. The increase in the effective tax rate is partially attributed to the non-deductible acquisition related expenses.
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
We actively evaluate interest rate risk in connection with our lending, investing and deposit activities. Historically, our lending activities have emphasized one- to four-family fixed- and variable rate first mortgages. At December 31, 2013, approximately 35.7% of our residential portfolio was in variable rate products, while 64.3% was in fixed rate products. Our variable-rate mortgage related assets have helped to reduce our exposure to interest rate fluctuations and is expected to benefit our long-term profitability, as the rates earned on these mortgage loans will increase as prevailing market rates increase. However, the current low interest rate environment, and the preferences of our customers, has resulted in more of a demand for fixed-rate products. This may adversely impact our net interest income, particularly in a rising rate environment. To help manage our interest rate risk, we have increased our focus on the origination of commercial loans, particularly multi-family loans, as these loan types reduce our interest rate risk due to their shorter term compared to residential mortgage loans. In addition, we primarily invest in shorter-to-medium duration securities, which generally have shorter average lives and lower yields compared to longer term securities. Shortening the average lives of our securities, along with originating more adjustable-rate mortgages and commercial real estate mortgages, will help to reduce interest rate risk.
We retain an independent, nationally recognized consulting firm that specializes in asset and liability management to complete our quarterly interest rate risk reports. We also retain a second nationally recognized consulting firm to prepare independently comparable interest rate risk reports for the purpose of validation. Both firms use a combination of analyses to monitor our exposure to changes in interest rates. The economic value of equity analysis is a model that estimates the change in net portfolio value (“NPV”) over a range of immediately changed interest rate scenarios. NPV is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. In calculating changes in NPV, assumptions estimating loan prepayment rates, reinvestment rates and deposit decay rates that seem most likely based on historical experience during prior interest rate changes are used.
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
Our asset and liability analysis determines the relative balance between the repricing of assets and liabilities over multiple periods of time (ranging from overnight to five years). This asset and liability analysis includes expected cash flows from loans and mortgage-backed securities, applying prepayment rates based on the differential between the current interest rate and the market interest rate for each loan and security type. This analysis identifies mismatches in the timing of assets and liabilities but does not necessarily provide an accurate indicator of interest rate risk because the assumptions used in the analysis may not reflect the actual response to market changes.
Quantitative Analysis. The table below sets forth, as of December 31, 2013, the estimated changes in our NPV and our net interest income that would result from the designated changes in interest rates. Such changes to interest rates are calculated as an immediate and permanent change for the purposes of computing NPV and a gradual change over a one year period for the purposes of computing net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. We did not estimate changes in NPV or net interest income for an interest rate decrease of greater than 100 basis points or increase of greater than 200 basis points.

	Net Portfolio Value (1) (2)			Net Interest Income (3)
Change in Interest Rates (basis points)	Estimated NPV	Estimated Increase (Decrease)		Estimated Net Interest Income	Estimated Increase (Decrease)
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
+ 200bp	$1,288,902	(239,311)	(15.7)%	$445,235	(32,265)	(6.8)%
0bp	$1,528,213	—	—	$477,500	—	—
-100bp	$1,451,981	(76,232)	(5.0)%	$481,788	4,288	0.9%

(1)	Assumes an instantaneous and parallel shift in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Assumes a gradual change in interest rates over a one year period at all maturities.
The table set forth above indicates at December 31, 2013, in the event of a 200 basis points increase in interest rates, we would be expected to experience a 15.7% decrease in NPV and a $32.3 million, or 6.8%, decrease in net interest income. In the event of a 100 basis points decrease in interest rates, we would be expected to experience a 5.0% decrease in NPV and a $4.3 million, or 0.9%, increase in net interest income. These data do not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Our primary source of funds is cash provided by principal and interest payments on loans and securities. Principal repayments on loans for the years ended December 31, 2013, 2012 and 2011 were $2.75 billion, $2.42 billion and $2.03 billion, respectively. Principal repayments on securities for the years ended December 31, 2013, 2012 and 2011 were $385.5 million, $462.8 million and $380.0 million, respectively. There were sales of securities during years ended December 31, 2013, 2012 and 2011 of $426.2 million, $231.7 million and $58.3 million, respectively.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities for the years ended December 31, 2013, 2012 and 2011 totaled $176.4 million, $224.8 million and $200.5 million, respectively. For the year ended December 31, 2013, excluding the deposits from the Roma acquisition, total deposits increased of $608.8 million. For the year ended December 31, 2012, excluding deposits from the Marathon and Brooklyn acquisitions, total deposits increased $243.5 million. For the year ended December 31, 2011 total deposits increased $652.3 million. Deposit flows are affected by the overall level of market interest rates, the interest rates and products offered by us and our local competitors, and other factors.

Excluding borrowed funds assumed in the Roma acquisition, net borrowed funds increased $569.6 million for the year ended December 31, 2013. Excluding borrowed funds assumed in the Brooklyn Federal and Marathon National acquisitions, net borrowed funds increased $436.8 million for the year ended December 31, 2012. Our net borrowings for the year ended December 31, 2011 increased $429.0 million. The increase in borrowings was largely due to new loan originations outpacing the deposit growth.
Our primary use of funds is for the origination and purchase of loans and the purchase of securities. During the years ended December 31, 2013, 2012, and 2011, we originated loans of $3.50 billion, $2.68 billion and $2.24 billion, respectively. During the year ended December 31, 2013, excluding loans purchased in the acquisition of Roma, we purchased loans of $1.05 million. During the year ended December 31, 2012, excluding loans purchased in the acquisitions of Brooklyn Federal and Marathon National, we purchased loans of $638.8 million. During the year ended December 31, 2011 we purchased loans of $710.9 million. We acquired $395.6 million of securities from Roma Financial and sold substantially all of that portfolio upon the completion of the acquisition. During the year ended December 31, 2013, excluding the securities purchased in the Roma Financial acquisition, we purchased securities of $508.4 million. During the year ended December 31, 2012, excluding the securities purchased in the acquisition of Brooklyn Federal and Marathon National, we purchased securities of $777.1 million. During the year ended December 31, 2011, we purchased securities of $616.6 million. In addition, we utilized $1.5 million, $902,000 and $32.5 million during the years ended December 31, 2013, 2012 and 2011, respectively, to repurchase shares of our common stock under our stock repurchase plans.
At December 31, 2013, we had $627,000 million in loan commitments outstanding. In addition to commitments to originate and purchase loans, we had $519.4 million in unused home equity, overdraft lines of credit, and undisbursed business and construction loans. Certificates of deposit due within one year of December 31, 2013 totaled $2.17 billion, or 64.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including but not limited to other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Liquidity management is both a daily and long-term function of business management. Our most liquid assets are cash and cash equivalents. The levels of these assets depend upon our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $250.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $785.0 billion at December 31, 2013. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB and other financial institutions, which provide an additional source of funds. At December 31, 2013, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2013 our borrowing capacity at the FHLB was $6.89 billion, of which the Company had outstanding borrowings of $3.12 billion and outstanding letters of credit of $1.18 billion. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $100.0 million, of which no balance was outstanding at December 31, 2013.

Investors Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Investors Bank exceeded all regulatory capital requirements. Investors Bank is considered “well capitalized” under regulatory guidelines. See Item 1 Business “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Other borrowed funds	$1,115,993	626,000	806,006	551,594	3,099,593
Repurchase agreements	98,211	10,500	158,970	—	267,681
Operating leases	15,470	30,384	27,050	86,575	159,479
Total	$1,229,674	666,884	992,026	638,169	3,526,753
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
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (AOCI) on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required US GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company has presented comprehensive income in a separate Consolidated Statements of Comprehensive Income and in Note 18 of the Notes to Consolidated Financial Statements.
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
In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
In January 2014, the FASB, issued ASU, 2014-01, “Investments - Equity Method and Joint Ventures (Subtopic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Currently under GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all of the conditions are met. For those investments that are not accounted for using the effective yield method, GAAP requires that they be accounted for under either the equity method or the cost method. Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method. The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.
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
With the participation of management, the Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures are effective
(b) Changes in internal controls.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investors Bancorp’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Investors Bancorp’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This report appears on page 69.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2014. Information regarding equity compensation plans is incorporated here in by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is incorporated herein by reference in the Company’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is incorporated herein by reference in Investors Bancorp’s definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 1, 2014.

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the accompanying consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Investors Bancorp, Inc.
Short Hills, New Jersey:
We have audited the internal control over financial reporting of Investors Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Investors Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investors Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
March 3, 2014

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and cash equivalents	$250,689	155,153
Securities available-for-sale, at estimated fair value	785,032	1,385,328
Securities held-to-maturity, net (estimated fair value of $839,064 and $198,893 at December 31, 2013 and December 31, 2012, respectively)	831,819	179,922
Loans receivable, net	12,882,544	10,306,786
Loans held-for-sale	8,273	28,233
Stock in the Federal Home Loan Bank	178,126	150,501
Accrued interest receivable	47,448	45,144
Other real estate owned	8,516	8,093
Office properties and equipment, net	138,105	91,408
Net deferred tax asset	216,206	150,006
Bank owned life insurance	152,788	113,941
Goodwill and Intangible assets	109,129	99,222
Other assets	14,395	8,837
Total assets	$15,623,070	12,722,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$10,718,811	8,768,857
Borrowed funds	3,367,274	2,705,652
Advance payments by borrowers for taxes and insurance	67,154	52,707
Other liabilities	135,504	128,541
Total liabilities	14,288,743	11,655,757
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized shares; none issued	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 143,937,917 and 118,020,280 issued; 138,449,434 and 111,915,882 outstanding at December 31, 2013 and December 31, 2012, respectively	596	532
Additional paid-in capital	721,689	533,858
Retained earnings	734,563	644,923
Treasury stock, at cost; 5,488,483 and 6,104,398 shares at December 31, 2013 and December 31, 2012, respectively	(67,046)	(73,692)
Unallocated common stock held by the employee stock ownership plan	(29,779)	(31,197)
Accumulated other comprehensive loss	(25,696)	(7,607)
Total stockholders’ equity	1,334,327	1,066,817
Total liabilities and stockholders’ equity	$15,623,070	12,722,574
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans receivable and loans held-for-sale	$504,622	455,221	434,377
Securities:
Equity	61	17	—
Government-sponsored enterprise obligations	9	15	268
Mortgage-backed securities	28,057	30,167	29,341
Municipal bonds and other debt	5,873	5,174	5,269
Interest-bearing deposits	49	40	37
Federal Home Loan Bank stock	6,397	5,555	4,280
Total interest and dividend income	545,068	496,189	473,572
Interest expense:
Deposits	49,969	63,582	79,889
Borrowed Funds	59,673	59,862	64,599
Total interest expense	109,642	123,444	144,488
Net interest income	435,426	372,745	329,084
Provision for loan losses	50,500	65,000	75,500
Net interest income after provision for loan losses	384,926	307,745	253,584
Non-interest income
Fees and service charges	18,804	16,564	14,496
Income on bank owned life insurance	2,898	2,778	3,139
Gain on loan transactions, net	8,748	20,866	9,736
Gain (loss) on securities transactions	772	274	(257)
Impairment losses on investment securities:
Impairment losses on investment securities	(939)	—	—
Non-credit related gains recognized in comprehensive income	(38)	—	—
Net impairment losses on investment securities recognized in earnings	(977)	—	—
Gain (loss) on sale of other real estate owned, net	1,451	(180)	(141)
Other income	4,875	3,810	2,196
Total non-interest income	36,571	44,112	29,169
Non-interest expense
Compensation and fringe benefits	128,765	109,197	85,688
Advertising and promotional expense	8,602	6,854	6,362
Office occupancy and equipment expense	39,226	33,558	26,740
Federal deposit insurance premiums	14,950	10,770	9,300
Stationery, printing, supplies and telephone	3,395	2,852	2,433
Professional fees	11,154	9,487	5,329
Data processing service fees	19,844	17,405	9,299
Other operating expenses	19,775	16,884	12,435
Total non-interest expenses	245,711	207,007	157,586

Income before income tax expense	175,786	144,850	125,167
Income tax expense	63,755	56,083	46,281
Net income	$112,031	88,767	78,886
Basic earnings per share	$1.02	0.83	0.73
Diluted earnings per share	$1.01	0.82	0.73
Weighted average shares outstanding
Basic	109,659,827	107,371,685	107,839,000
Diluted	110,994,449	108,091,522	108,044,786
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$112,031	88,767	78,886
Other comprehensive (loss) income, net of tax:
Change in funded status of retirement obligations	10	(2,560)	(1,715)
Unrealized (loss) gain on securities available-for-sale	(12,827)	5,080	9,502
Net Loss on Securities reclassified from available for sale to held to maturity	(7,242)	—	—
Accretion of loss on securities reclassified to held to maturity	988	—	—
Unrealized gain on security reclassified from held to maturity to available for sale	138	—	—
Reclassification adjustment for security (gains) losses included in net income	(405)	105	(691)
Noncredit related component of other-than-temporary impairment on security	22	—	—
Other-than-temporary impairment accretion on debt securities	1,227	874	1,974
Total other comprehensive (loss) income	(18,089)	3,499	9,070
Total comprehensive income	$93,942	92,266	87,956

See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Year ended December 31, 2013, 2012 and 2011

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Unallocated Common Stock Held by ESOP	Accumulated other comprehensive loss	Total stockholders’ equity
	(In thousands)
Balance at December 31, 2010	$532	533,720	483,269	(62,033)	(34,033)	(20,176)	901,279
Net income	—	—	78,886	—	—	—	78,886
Other comprehensive income, net of tax	—	—	—	—	—	9,070	9,070
Purchase of treasury stock (2,413,455 shares)	—	—	—	(32,489)	—	—	(32,489)
Treasury stock allocated to restricted stock plan	—	(6,588)	(559)	7,147	—	—	—
Compensation cost for stock options and restricted stock	—	8,738	—	—	—	—	8,738
ESOP shares allocated or committed to be released	—	538	—	—	1,418	—	1,956
Balance at December 31, 2011	532	536,408	561,596	(87,375)	(32,615)	(11,106)	967,440
Net income	—	—	88,767	—	—	—	88,767
Other comprehensive income, net of tax	—	—	—	—	—	3,499	3,499
Common stock issued from treasury to finance acquisition	—	—	(142)	7,703	—	—	7,561
Purchase of treasury stock (60,652 shares)	—		—	(902)	—	—	(902)
Treasury stock allocated to restricted stock plan	—	(7,137)	297	6,840	—	—	—
Compensation cost for stock options and restricted stock	—	3,651	—	—	—	—	3,651
Net tax benefit from stock-based compensation	—	93	—	—	—	—	93
Option Exercise	—	(1)		42	—	—	41
Cash dividend declared ($0.05 per common share)	—	—	(5,595)	—	—	—	(5,595)
ESOP shares allocated or committed to be released	—	844		—	1,418	—	2,262
Balance at December 31, 2012	532	533,858	644,923	(73,692)	(31,197)	(7,607)	1,066,817
Net income	—	—	112,031	—	—	—	112,031
Other comprehensive loss, net of tax	—	—	—	—	—	(18,089)	(18,089)
Common stock issued to finance acquisition	64	179,107	—	—	—	—	179,171
Purchase of treasury stock (83,224 shares)	—	—	—	(1,531)	—	—	(1,531)
Treasury stock allocated to restricted stock plan	—	(55)	13	42	—	—	—
Compensation cost for stock options and restricted stock	—	3,478	—	—	—	—	3,478
Net tax benefit from stock-based compensation	—	1,262	—	—	—	—	1,262

Option exercise	—	2,502	—	8,135	—	—	10,637
Cash dividend paid ($0.20 per common share)	—	—	(22,404)	—	—	—	(22,404)
ESOP shares allocated or committed to be released	—	1,537		—	1,418	—	2,955
Balance at December 31, 2013	$596	721,689	734,563	(67,046)	(29,779)	(25,696)	1,334,327

See accompanying notes to consolidated financial statements

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$112,031	88,767	78,886
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,433	5,913	10,694
Amortization of premiums and accretion of discounts on securities, net	9,735	12,938	6,078
Amortization of premiums and accretion of fees and costs on loans, net	10,517	8,898	7,008
Amortization of intangible assets	2,115	1,535	1,506
Provision for loan losses	50,500	65,000	75,500
Depreciation and amortization of office properties and equipment	8,540	7,177	6,438
(Gain) loss on securities, net	(772)	(274)	257
Other-than-temporary impairment losses on securities	977	—	—
Mortgage loans originated for sale	(379,806)	(811,247)	(513,563)
Proceeds from mortgage loan sales	405,973	820,636	537,521
Gain on sales of mortgage loans, net	(6,207)	(18,775)	(7,751)
(Gain) loss on sale of other real estate owned	(1,451)	180	141
Gain on sale of branches	—	—	(72)
Income on bank owned life insurance	(2,898)	(2,778)	(3,139)
Decrease (increase) in accrued interest receivable	1,496	(2,499)	478
Deferred tax benefit	(20,818)	(10,739)	(11,607)
(Increase) decrease in other assets	(6,741)	18,059	6,161
(Decrease) increase in other liabilities	(13,530)	41,988	5,956
Total adjustments	64,063	136,012	121,606
Net cash provided by operating activities	176,094	224,779	200,492
Cash flows from investing activities:
Purchases of loans receivable	(1,054,395)	(638,789)	(710,880)
Net originations of loans receivable	(778,049)	(297,221)	(272,920)
Proceeds from sale of loans held for investment	184,668	77,222	23,266
Gain on disposition of loans held for investment	(2,541)	(2,091)	(1,984)
Net proceeds from sale of foreclosed real estate	10,833	6,266	1,258
Purchases of mortgage-backed securities held to maturity	(202,821)	—	—
Purchases of debt securities held-to-maturity	(9,729)	(15,421)	(11,966)
Purchases of mortgage-backed securities available-for-sale	(295,897)	(760,692)	(604,651)
Purchases of other investments available-for-sale	—	(1,000)	—
Proceeds from paydowns/maturities on mortgage-backed securities held-to-maturity	80,438	99,892	160,981
Proceeds from paydowns on equity securities available for sale	148	—	—
Proceeds from paydowns/maturities on debt securities held-to-maturity	20,159	14,039	27,120

Proceeds from paydowns/maturities on mortgage-backed securities available-for-sale	284,726	348,847	191,918
Proceeds from sale of mortgage-backed securities held-to-maturity	—	14,871	21,355
Proceeds from sales of mortgage-backed securities available-for-sale	401,573	213,562	36,972
Proceeds from sales of US Government and Agency Obligations available-for-sale	—	3,219	—
Proceeds from sale of equity securities available for sale	24,540	44	—
Redemption of equity securities available-for-sale	108	85	176
Proceeds from redemptions of Federal Home Loan Bank stock	143,081	129,152	215,280
Purchases of Federal Home Loan Bank stock	(161,866)	(158,353)	(251,724)
Purchases of office properties and equipment	(24,544)	(25,407)	(10,550)
Death benefit proceeds from bank owned life insurance	—	9,613	7,188
Cash paid, net of consideration received for branch sale	—	—	(64,612)
Cash received, net of cash consideration paid for acquisitions	118,246	140,754	—
Net cash used in investing activities	(1,261,322)	(841,408)	(1,243,773)
Cash flows from financing activities:
Net increase in deposits	608,801	243,462	652,256
Repayments of funds borrowed under other repurchase agreements	143,205	(195,000)	(250,000)
Net increase in other borrowings	426,347	631,805	678,972
Net increase in advance payments by borrowers for taxes and insurance	14,447	7,739	8,457
Dividends paid	(22,404)	(5,595)	—
Exercise of stock options	10,637	41	—
Purchase of treasury stock	(1,531)	(902)	(32,489)
Net tax benefit from stock-based compensation	1,262	93	—
Net cash provided by financing activities	1,180,764	681,643	1,057,196
Net increase in cash and cash equivalents	95,536	65,014	13,915
Cash and cash equivalents at beginning of period	155,153	90,139	76,224
Cash and cash equivalents at end of period	$250,689	155,153	90,139
Supplemental cash flow information:
Non-cash investing activities:
Real estate acquired through foreclosure	4,512	10,410	3,504
Cash paid during the year for:
Interest	109,527	123,644	144,986
Income taxes	—	61,994	58,618
Acquisitions:
Non-cash assets acquired:
Investment securities available for sale	$381,950	212,560	—
Loans	990,970	736,003	—
Goodwill and other intangible assets, net	9,782	60,347	—
Other assets	78,527	45,198	—
Total non-cash assets acquired	1,461,229	1,054,108	—
Liabilities assumed:
Deposits	1,341,153	1,163,392	—

Borrowings	92,070	13,361	—
Other liabilities	20,509	10,531	—
Total liabilities assumed	1,453,732	1,187,284	—
Common stock issued for acquisitions	179,171	7,561	—
See accompanying notes to consolidated financial statements.

INVESTORS BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
The following significant accounting and reporting policies of Investors Bancorp, Inc. and subsidiaries (collectively, the Company) conform to U.S. generally accepted accounting principles, (GAAP) and are used in preparing and presenting these consolidated financial statements:

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
On December 17, 2013, the Boards of Directors of Investors Bancorp, MHC, Investors Bancorp, Inc. and the Bank each unanimously adopted the Plan of Conversion and Reorganization of the Mutual Holding Company (the “Plan”) pursuant to which Investors Bancorp, MHC will undertake a “second-step” conversion and cease to exist. The Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure. Pursuant to the Plan, (i) the Bank will become a wholly owned subsidiary of a state-chartered stock corporation (the “New Holding Company”), (ii) the shares of common stock of the Company held by persons other than the Investors Bancorp, MHC will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iii) the New Holding Company will offer and sell shares of common stock representing the ownership interest of the Investors Bancorp, MHC in a subscription offering. The Plan is subject to regulatory approval as well as the approval of the depositors of the Bank and the Company’s stockholders (see Footnote 20.)
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
Cash equivalents consist of cash on hand, amounts due from banks and interest-bearing deposits in other financial institutions. The Company is required by the Federal Reserve System to maintain cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $44.1 million at December 31, 2013 and $6.9 million at December 31, 2012.

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
To determine whether a security’s impairment is other-than-temporary, the Company considers factors that include, the duration and severity of the impairment; the Company’s ability and intent to hold security investments until they recover in value (as well as the likelihood of such a recovery in the near term); the Company’s intent to sell security investments; and whether it is more likely than not that the Company will be required to sell such securities before recovery of their individual amortized cost basis less any current-period credit loss. For debt securities, the primary consideration in determining whether impairment is other-than-temporary is whether or not it is probable that current or future contractual cash flows have been or may be impaired.

(d)	Loans Receivable, Net
Loans receivable, other than loans held-for-sale, are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, net deferred origination fees and costs, net purchase accounting adjustments and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Premiums and discounts on purchased loans and net loan origination fees and costs are deferred and amortized to interest income over the estimated life of the loan as an adjustment to yield.
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
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Company considers the population of loans in its impairment analysis to include commercial loans with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other loans over $1.0 million outstanding balance if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the expected future cash flows. Smaller balance homogeneous loans are evaluated for impairment collectively unless they are modified in a trouble debt restructure. Such loans include residential mortgage loans, installment loans, and loans not meeting the Company’s definition of impaired, and are specifically excluded from impaired loans.
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
Bank owned life insurance is carried at the amount that could be realized under the Company’s life insurance contracts as of the date of the consolidated balance sheets and is classified as a non-interest earning asset. Increases in the carrying value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are generally recorded as a reduction of the carrying value. The carrying value consists of cash surrender value of $144.9 million at December 31, 2013 and $110.8 million at December 31, 2012 and claims stabilization reserve of $7.9 million at December 31, 2013 and $3.1 million at December 31, 2012. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract is surrendered. The Company satisfied these conditions at December 31, 2013 and 2012.

(i)	Intangible Assets
Goodwill. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. For purposes of our goodwill impairment testing, we have identified the Bank as a single reporting unit.
At December 31, 2013, the carrying amount of our goodwill totaled $77.6 million. In connection with our annual impairment assessment we applied the guidance in FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For the year ended December 31, 2013, the Company’s qualitative assessment concluded that it was not more likely than not that the fair value of the reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.

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

2.Business Combinations

On December 6, 2013, the Company completed the acquisition of Roma Financial Corporation ("Roma Financial") which operated 26 branches in Burlington, Ocean, Mercer, Camden and Middlesex counties, New Jersey. After the purchase accounting adjustments, the Company added $1.34 billion in customer deposits and acquired $991.0 million in loans. This transaction generated $8.9 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. In connection with the acquisition, the Company issued 25,917,637 shares of its common stock, of which 6,374,841 shares went to Roma's public stockholders and 19,542,796 shares were issued to Investors Bancorp MHC. The purchase price for Roma Financial was determined using the exchange ratio of 0.8653 stated in the merger agreement and the closing stock price on December 6, 2013 of Investors Bancorp's common shares issued to and held by Investors Bancorp. The value assigned to the Roma MHC are based on the exchange ratio of 0.8653 and the difference of the appraised value of the Roma Financial Corporation franchise less the value given to the public stockholders.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Roma, net of cash consideration paid:

At December 6, 2013
(In millions)
Cash and cash equivalents, net	$118.2
Securities available-for-sale	382.0
Securities held to maturity	13.6
Loans receivable	991.0
Accrued interest receivable	3.8
Other real estate owned	5.3
Office properties and equipment, net	30.7
Goodwill	0.3
Intangible assets	9.5
Other assets	78.5
Total assets acquired	1,632.9
Deposits	(1,341.2)
Borrowed funds	(92.1)
Other liabilities	(20.5)
Total liabilities assumed	$(1,453.8)
Net assets acquired	$179.1
The calculation of goodwill is subject to change for up to one year after closing date of the transaction as additional information relative to closing date estimates and uncertainties become available. As the Company finalizes its analysis of these assets, there may be adjustments to the recorded carrying values.
On October 15, 2012, the Company completed the acquisition of Marathon Banking Corporation and Marathon National Bank of New York, ("Marathon Bank") a federally chartered bank with 13 full-service branches in the New York metropolitan area. After the purchase accounting adjustments, the Company added $777.5 million in customer deposits and acquired $558.5 million in loans. This transaction resulted in $38.6 million of goodwill and generated $5.0 million in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $135.0 million was paid using available cash.

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
The purchase accounting for the Marathon transaction is complete and reflected in the table above and in our consolidated financial statements.
On January 6, 2012, the Company completed the acquisition of Brooklyn Federal Bancorp, Inc. (“BFSB”), the holding company of Brooklyn Federal Savings Bank, a federally chartered savings bank with five full-service branches in Brooklyn and Long Island. After the purchase accounting adjustments, the Company added $385.9 million in customer deposits and acquired $177.5 million in loans. This transaction resulted in $16.7 million of goodwill and generated $218,000 in core deposit premium. The acquisition was accounted for under the acquisition method of accounting as prescribed by “ASC” 805 “Business Combinations”, as amended. Under this method of accounting, the purchase price has been allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired has been recorded as goodwill. The purchase price of $10.3 million was paid through a combination of the Company’s common stock (551,862 shares), issued to Investors Bancorp, MHC, and cash of $2.9 million. Brooklyn Federal Savings Bank was merged into the Bank as of the acquisition date. In a separate transaction the Company sold most of Brooklyn Federal Savings Bank’s commercial real estate loan portfolio to a real estate investment fund on January 10, 2012.

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
The purchase accounting for the Brooklyn transaction is complete and reflected in the table above and in our consolidated financial statements.

Fair Value Measurement of Assets Acquired and Liabilities Assumed
Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed in the Roma Financial acquisition:
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
To prepare the interest rate fair value analysis, loans were assembled into groupings by characteristics such as loan type, term, collateral and rate.  Market rates for similar loans were obtained from various external data sources and reviewed by Company Management for reasonableness.  The average of these rates was used as the fair value interest rate a market participant would utilize.  A present value approach was utilized to calculate the interest rate fair value adjustment.
The General Credit Risk fair value adjustment was calculated using a two part general credit fair value analysis; 1) expected lifetime losses and 2) estimated fair value adjustment for qualitative factors.  The expected lifetime losses were calculated using an average of historical losses of the Company, the acquired banks and peer banks.  The adjustment related to qualitative factors was impacted by general economic conditions, the risk related to lack of familiarity with the originator's underwriting process.
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
Deposits / Core Deposit Premium. Core deposit premium represent the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition.  The core deposit premium value represents the future economic benefit, including the present value of future tax benefits, of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost alternative funding sources.
Certificates of deposit (time deposits) are not considered to be core deposits as they are assumed to have a low expected average life upon acquisition.  The fair value of certificates of deposits represents the present value of the certificates' expected contractual payments discounted by market rates for similar CD's.
Borrowed Funds. The present value approach was used to determine the fair value of the borrowed funds acquired during 2012.  The fair value of the liability represents the present value of the expected payments using the current rate of a replacement borrowing of the same type and remaining term to maturity.

3. Stock Transactions
Stock Offering
The Company completed its initial public stock offering on October 11, 2005 selling 51,627,094 shares, or 43.74% of its outstanding common stock, to subscribers in the offering, including 4,254,072 shares purchased by Investors Bank Employee Stock Ownership Plan. Upon completion of the initial public offering, Investors Bancorp, MHC, a New Jersey chartered mutual holding company held 64,844,373 shares, or 54.94% of the Company’s outstanding common stock (shares restated to include shares issued in a business combination subsequent to initial public offering). Additionally, the Company contributed $5.2 million in cash and issued 1,548,813 shares of common stock, or 1.32% of its outstanding shares, to Investors Bank Charitable Foundation resulting in a pre-tax expense charge of $20.7 million. Net proceeds from the initial offering were $509.7 million. The Company contributed $255.0 million of the net proceeds to the Bank. Stock subscription proceeds of $557.9 million were returned to subscribers.
On December 17, 2013, the Boards of Directors of Investors Bancorp, MHC, Investors Bancorp, Inc. and the Bank each unanimously adopted the Plan of Conversion and Reorganization of the Mutual Holding Company (the “Plan”) pursuant to which Investors Bancorp, MHC will undertake a “second-step” conversion and cease to exist. The Bank will reorganize from a two-tier mutual holding company structure to a fully public stock holding company structure. Pursuant to the Plan, (i) the Bank will become a wholly owned subsidiary of a state-chartered stock corporation (the “New Holding Company”), (ii) the shares of common stock of the Company held by persons other than the Investors Bancorp, MHC will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iii) the New Holding Company will offer and sell shares of common stock representing the ownership interest of the Investors Bancorp, MHC in a subscription offering. The Plan is subject to regulatory approval as well as the approval of the depositors of the Bank and the Company’s stockholders (see Footnote 20.)
Stock Repurchase Programs
On March 1, 2011, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 10% of its publicly-held outstanding shares of common stock, or 3,876,523 million shares. Under the stock repurchase programs, shares of the Company’s common stock may be purchased in the open market and through privately negotiated transactions, from time to time, depending on market conditions. This stock repurchase program commenced upon the completion of the third program on July 25, 2011. This program has no expiration date and has 2,105,036 shares yet to be purchased as of December 31, 2013.
During the year ended December 31, 2013, the Company purchased 83,224 shares at a cost of $1.5 million, or approximately $18.39 per share. Of the shares purchased through December 31, 2013, 3,415,701 shares were allocated to fund the restricted stock portion of the Company’s 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.
During the year ended December 31, 2012, the Company purchased 60,652 shares at a cost of $902,000, or approximately $14.88 per share. Of the share purchased through December 31, 2012, 3,412,701 shares were allocated to fund the restricted stock portion of the Company's 2006 Equity Incentive Plan. The remaining shares are held for general corporate use.

Cash Dividend
On September 28, 2012, the Company declared its first quarterly cash dividend of $0.05 per share. It was the first dividend since completing its initial public stock offering in October 2005. Since declaring this dividend, the Company has paid a dividend to stockholders in each subsequent quarter.

4.	Securities
The amortized cost, gross unrealized gains and losses and estimated fair value of securities available-for-sale and held-to-maturity for the dates indicated are as follows:

	At December 31, 2013
	Carrying value	Gross unrecognized gains	Gross unrecognized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$7,148	1,315	19	8,444
Debt securities:
Government-sponsored enterprises	3,004	—	—	3,004
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	362,876	4,055	3,843	363,088
Federal National Mortgage Association	408,794	4,620	3,855	409,559
Government National Mortgage Association	267	—	—	267
Total mortgage-backed securities available-for-sale	771,937	8,675	7,698	772,914
Total available-for-sale securities	$782,759	9,990	7,717	785,032

	At December 31, 2013
	Amortized cost	Net unrealized losses (1)	Carrying value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,542	—	4,542	—	18	4,524
Municipal bonds	14,992	—	14,992	487	—	15,479
Corporate and other debt securities	56,072	(26,391)	29,681	20,315	1,392	48,604
Total debt securities held-to-maturity	75,606	(26,391)	49,215	20,802	1,410	68,607
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	308,890	(5,273)	303,617	1,901	7,646	297,872
Federal National Mortgage Association	483,916	(5,300)	478,616	3,001	9,403	472,214
Federal housing authorities	371	—	371	—	—	371
Total mortgage-backed securities held-to-maturity	793,177	(10,573)	782,604	4,902	17,049	770,457
Total held-to-maturity securities	$868,783	(36,964)	831,819	25,704	18,459	839,064
(1) Unrealized losses of held-to-maturity securities represent the other than temporary charge related to other non credit factors on corporate and other debt securities and is amortized through accumulated other comprehensive income over the remaining life of the securities. For mortgage-backed securities, it represents the net loss on previously designated available-for sale securities transferred to held-to-maturity at fair value which is being amortized through accumulated other comprehensive income over the remaining life of the securities.
(2) Unrecognized holding gains and losses of held-to-maturity securities are not reflected in the financial statements, as they represent fair value fluctuations from the later of: (i) the date a security is designated as held-to-maturity; or (ii) the date that an OTTI charge is recognized on a held-to-maturity security, through the date of the balance sheet.

	At December 31, 2012
	Carrying value	Gross unrecognized gains	Gross unrecognized losses	Estimated fair value
	(In thousands)
Available-for-sale:
Equity securities	$3,306	855	—	4,161
Debt securities:
Government-sponsored enterprises	3,038	—	3	3,035
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	660,095	7,573	151	667,517
Federal National Mortgage Association	689,587	16,735	194	706,128
Government National Mortgage Association	4,414	73	—	4,487
Total mortgage-backed securities available-for-sale	1,354,096	24,381	345	1,378,132
Total available-for-sale securities	$1,360,440	25,236	348	1,385,328

	At December 31, 2012
	Amortized cost	Net unrealized losses (1)	Carrying Value	Gross unrecognized gains (2)	Gross unrecognized losses (2)	Estimated fair value
	(In thousands)
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$147	—	147	2	—	149
Municipal bonds	21,156	—	21,156	1,138	—	22,294
Corporate and other debt securities	58,007	(28,504)	29,503	13,148	3,356	39,295
Total debt securities held-to-maturity	79,310	(28,504)	50,806	14,288	3,356	61,738
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	63,033	—	63,033	3,193	3	66,223
Federal National Mortgage Association	64,278	—	64,278	4,843	—	69,121
Federal housing authorities	1,805	—	1,805	6	—	1,811
Total mortgage-backed securities held-to-maturity	129,116	—	129,116	8,042	3	137,155
Total held-to-maturity	$208,426	(28,504)	179,922	22,330	3,359	198,893
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
During the year ended December 31, 2013 the Company transferred $524.0 million previously-designated available-for-sale to a held-to-maturity designation at fair value. In accordance with ASC 320, Investments - Debt and Equity Securities, the Company is required at each balance sheet date to reassess the classification of each security held. The reclassification is permitted as the Company has appropriately determined the ability and intent to hold these securities as an investment until maturity or call. The securities transferred had a net loss of $12.2 million that is reflected in accumulated other comprehensive loss on the consolidated balance sheet, net of subsequent amortization, which is being recognized over the life of the securities.

In December 2013, regulatory agencies adopted a rule on the treatment of certain collateralized debt obligations backed by trust preferred securities to implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Volcker Rule. Upon evaluation of the impact of the Volcker Rule, the Company reclassified a trust preferred security with a fair value of $670,000 from held-to maturity to available for sale as the Company will be required to sell this security. The security was in an unrealized gain position at the time of transfer.

Gross unrealized losses on securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and December 31, 2012, was as follows:

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Equity Securities	$506	19	—	—	506	19
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	164,306	3,843	—	—	164,306	3,843
Federal National Mortgage Association	210,493	3,855	—	—	210,493	3,855
Total mortgage-backed securities available-for-sale	374,799	7,698	—	—	374,799	7,698
Total available-for-sale	$375,305	7,717	—	—	375,305	7,717
Held-to-maturity:
Debt securities:
Government-sponsored enterprises	$4,524	18	—	—	4,524	18
Corporate and other debt securities	2,391	645	376	747	2,767	1,392
Total debt securities held-to-maturity	6,915	663	376	747	7,291	1,410
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	245,491	6,989	20,871	657	266,362	7,646
Federal National Mortgage Association	390,750	9,147	4,454	256	395,204	9,403
Total mortgage-backed securities held-to-maturity	636,241	16,136	25,325	913	661,566	17,049
Total held-to-maturity	643,156	16,799	25,701	1,660	668,857	18,459
Total	$1,018,461	24,516	25,701	1,660	1,044,162	26,176

	December 31, 2012
	Less than 12 months		12 months or more		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprises	$3,035	3	—	—	3,035	3
Total debt securities available-for-sale	3,035	3	—	—	3,035	3
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	125,707	135	712	16	126,419	151
Federal National Mortgage Association	67,687	194	—	—	67,687	194
Total mortgage-backed securities available-for-sale	193,394	329	712	16	194,106	345
Total available-for-sale	196,429	332	712	16	197,141	348
Held-to-maturity:
Debt securities:
Corporate and other debt securities	1,951	171	1,542	3,185	3,493	3,356
Total debt securities held-to-maturity	1,951	171	1,542	3,185	3,493	3,356
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	347	3	—	—	347	3
Total mortgage-backed securities held-to-maturity	347	3	—	—	347	3
Total held-to-maturity	2,298	174	1,542	3,185	3,840	3,359
Total	$198,727	506	2,254	3,201	200,981	3,707
The majority of the gross unrealized losses relate to our mortgage-backed-security portfolio which are guaranteed by Government Sponsored Enterprises. These securities have been negatively impacted by the recent increase in long-term market interest rates. The remaining gross unrealized losses relate to our corporate and other debt securities whose estimated fair value of has been adversely impacted by the current economic environment, current market interest rates, wider credit spreads and credit deterioration subsequent to the purchase of these securities. The portfolio consists of 35 pooled trust preferred securities (“TruPS”), principally issued by banks. In December 2013, one TruP security was entirely liquidated. The Company had previously recorded an OTTI charge on the income statement on this security in 2008. The remaining book value at liquidation was approximately $68,000. At December 31, 2013, the amortized cost and estimated fair values of the trust preferred portfolio was $30.4 million and $49.2 million, respectively with 5 of the securities in an unrealized loss position (see "OTTI" for further discussion). The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the debt securities in an unrealized loss position before the recovery of their amortized cost basis or maturity.

The following table summarizes the Company’s pooled trust preferred securities as of December 31, 2013. The Company does not own any single-issuer trust preferred securities.

(Dollars in 000’s)
Description	Class	Book Value	Fair Value	Unrealized Gains (Losses)	Number of Issuers Currently Performing	Current Deferrals and Defaults as a % of Total Collateral (1)	Expected Deferrals and Defaults as % of Remaining Collateral (2)	Excess Subordination as a % of Performing Collateral (3)	Moody’s/ Fitch Credit Ratings
Alesco PF II	B1	$293.3	$398.2	$104.9	30	11.83%	8.94%	—%	Ca / C
Alesco PF III	B1	703.0	1,311.0	608.0	32	10.63%	9.62%	—%	Ca / C
Alesco PF III	B2	281.3	524.4	243.1	32	10.63%	9.62%	—%	Ca / C
Alesco PF IV	B1	354.2	589.8	235.6	39	1.17%	9.77%	—%	C / C
Alesco PF VI	C2	601.8	1,456.3	854.5	45	7.53%	12.07%	—%	Ca / C
MM Comm III	B	98.7	2,906.7	2,808.0	5	30.00%	8.88%	12.84%	Ba1 / BB
MMCaps XVII	C1	1,464.2	1,846.6	382.4	31	12.57%	11.05%	—%	Ca / C
MMCaps XIX	C	500.6	22.0	(478.6)	30	25.41%	16.94%	—%	C / C
Tpref I	B	1,423.1	1,355.4	(67.7)	8	49.19%	9.40%	—%	Ca / WD
Tpref II	B	3,837.4	4,523.7	686.3	17	33.44%	13.48%	—%	Caa3 / C
US Cap I	B2	837.5	1,593.6	756.1	30	10.51%	8.90%	—%	Caa1 / C
US Cap I	B1	2,493.7	4,780.8	2,287.1	30	10.51%	8.90%	—%	Caa1 / C
US Cap II	B1	1,295.0	2,352.5	1,057.5	35	14.92%	8.97%	—%	Caa1 / C
US Cap III	B1	1,696.5	2,262.7	566.2	28	15.41%	14.49%	—%	Ca / C
Trapeza XII	C1	1,597.2	1,020.1	(577.2)	31	23.79%	17.90%	—%	C / C
Trapeza XIII	C1	1,696.8	2,302.0	605.2	42	18.43%	15.58%	—%	Ca / C
Pretsl XXIII	A1	574.7	1,415.1	840.4	69	19.97%	15.29%	31.40%	A1 / A
Pretsl XXIV	A1	1,962.4	4,218.4	2,256.0	60	26.04%	18.08%	24.85%	A3 / BBB
Pretsl IV	Mez	140.5	210.6	70.1	6	18.05%	8.36%	19.00%	B1 / B
Pretsl V	Mez	16.1	15.6	(0.5)	—	65.46%	—%	—%	C / WD
Pretsl VII	Mez	251.6	1,552.7	1,301.1	12	47.77%	13.26%	—%	Ca / C
Pretsl XV	B1	1,001.2	1,510.2	509.0	53	18.00%	17.18%	—%	C / C
Pretsl XVII	C	637.6	1,019.7	382.1	36	19.03%	20.19%	—%	C / CC
Pretsl XVIII	C	1,471.8	2,045.6	573.8	55	20.94%	13.30%	—%	Ca / C
Pretsl XIX	C	635.7	716.4	80.7	50	14.92%	13.70%	—%	C / C
Pretsl XX	C	335.3	416.8	81.5	47	18.17%	16.30%	—%	C / C
Pretsl XXI	C1	760.5	1,982.9	1,222.4	52	19.43%	15.36%	—%	C / C
Pretsl XXIII	A-FP	655.7	1,719.3	1,063.6	93	21.13%	12.69%	18.28%	A1 / BBB
Pretsl XXIV	C1	622.0	353.5	(268.5)	60	26.04%	18.08%	—%	C / C
Pretsl XXV	C1	367.7	501.7	134.0	48	26.39%	14.50%	—%	C / C
Pretsl XXVI	C1	439.2	723.2	284.1	50	24.06%	16.09%	—%	C / C
Pref Pretsl IX	B2	405.3	586.4	181.1	28	23.26%	13.45%	—%	Caa1 / C
Pretsl II (4)	B1	670.0	670.0	—	23	8.02%	9.72%	—%	B
Pretsl X	C2	229.0	324.0	95.0	33	30.27%	11.72%	—%	Caa3 / C
		$30,350.6	$49,227.9	$18,877.3

(1)	At December 31, 2013, assumed recoveries for current deferrals and defaulted issuers ranged from 1.2% to 65.5%.

(2)	At December 31, 2013, assumed recoveries for expected deferrals and defaulted issuers ranged from 8.4% to 20.2%.

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

(4)	Security is classified as available-for-sale at December 31, 2013.
A portion of the Company’s securities are pledged to secure borrowings. The contractual maturities of mortgage-backed securities generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities may differ from contractual maturities due to prepayment or early call privileges of the issuer, therefore, mortgage-backed securities are not included in the following table. The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below.

	December 31, 2013
	Carrying Value	Estimated fair value
	(In thousands)
Due in one year or less	$12,711	12,720
Due after one year through five years	4,822	4,804
Due after five years through ten years	—	—
Due after ten years	35,356	54,757
Total	$52,889	72,281
Other-Than-Temporary Impairment (“OTTI”)
We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.
Through the use of a valuation specialist, we evaluate the credit and performance of each underlying issuer of our trust preferred securities by deriving probabilities and assumptions for default, recovery and prepayment/amortization for the expected cash flows for each security. At December 31, 2013, the discounted cash flow projected for one of the Company's pooled trust preferred securities fell below its adjusted book value. Based on the review of underlying collateral, the credit of this security has continued to deteriorate and therefore the Company recorded net other-than-temporary impairment ("OTTI") charge of $977,000 for the year ended December 31, 2013. At December 31, 2013 the security had a fair value of $46,000. At December 31, 2013, non credit-related OTTI recorded on the previously impaired pooled trust preferred securities was $26.4 million ($15.6 million after-tax).
The following table presents the changes in the credit loss component of the impairment loss of debt securities that the Company has written down for such loss as an other-than-temporary impairment recognized in earnings.

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance of credit related OTTI, beginning of period	$114,514	117,003	119,809
Additions:
Initial credit impairments	—	—	—
Subsequent credit impairments	977	—	—
Reductions:
Accretion of credit loss impairment due to an increase in expected cash flows	(3,256)	(2,489)	(2,806)
Balance of credit related OTTI, end of period	$112,235	114,514	117,003

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
Realized Gains and Losses
Gains and losses on the sale of all securities are determined using the specific identification method. For the year ended December 31, 2013, proceeds from sales of securities from available-for-sale portfolio were $56.0 million, which resulted in gross realized gains of $846,100 and $162,300 of gross realized losses as well as $88,600 of net gains on capital distributions of equity securities. In addition, at December 31, 2013 the Company recognized a net other-than-temporary charge of $977,000 for one of the pooled trust preferred security falling below its adjusted book value. There were no sales from the held-to-maturity portfolio for the year ended December 31, 2013.
For the year ended December 31, 2012, proceeds from sales of securities from available-for-sale portfolio were $216.8 million, which resulted in gross realized gains of $176,000 and no gross realized losses. Included in the sales proceeds for the year ended December 31, 2012 were $166.8 million that were acquired from Brooklyn Federal. In addition, the Company realized a $42,000 loss on capital distributions of equity securities during the year ended December 31, 2012.
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

5.	Loans Receivable, Net
The detail of the loan portfolio as of December 31, 2013 was as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Residential mortgage loans	$5,692,810	4,837,838
Multi-family loans	3,985,517	2,995,052
Commercial real estate loans	2,485,937	1,966,156
Construction loans	194,542	224,816
Consumer and other loans	403,929	238,922
Commercial and industrial loans	265,836	168,943
Total loans excluding PCI loans	13,028,571	10,431,727
PCI loans	36,047	6,744
Net unamortized premiums and deferred loan costs (1)	(8,146)	10,487
Allowance for loan losses	(173,928)	(142,172)
Net loans	$12,882,544	$10,306,786

(1) Included in unamortized premiums and deferred loan costs are accretable purchase accounting adjustments in connection with loans acquired.
Purchased Credit-Impaired Loans
Purchased Credit-Impaired ("PCI") loans, are loans acquired at a discount that is due, in part, to credit quality. In conjunction with the Roma Financial acquisition loans totaling $26.4 million were deemed to be PCI at December 6, 2013. PCI loans are accounted for in accordance with ASC Subtopic 310-30 and are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in the Roma Financial acquisition as of December 6, 2013:

December 6, 2013
(In thousands)
Contractually required principal and interest	$46,231
Contractual cash flows not expected to be collected (non-accretable difference)	(16,441)
Expected cash flows to be collected	29,790
Interest component of expected cash flows (accretable yield)	(3,425)
Fair value of acquired loans	$26,365

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the PCI loans acquired in Marathon acquisition as of October 15, 2012:

October 15, 2012
(In thousands)
Contractually required principal and interest	$11,774
Contractual cash flows not expected to be collected (non-accretable difference)	(4,163)
Expected cash flows to be collected	7,611
Interest component of expected cash flows (accretable yield)	(1,537)
Fair value of acquired loans	$6,074

The following table presents changes in the accretable yield for PCI loans during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013	Year Ended December 31, 2012
		(In thousands)
Balance, beginning of period	$1,457	—
Acquisitions	3,425	1,537
Accretion	(728)	(80)
Net reclassification from non-accretable difference	—	—
Balance, end of period	$4,154	1,457

An analysis of the allowance for loan losses is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of the period	$142,172	117,242	90,931
Loans charged off	(22,610)	(44,150)	(50,187)
Recoveries	3,866	4,080	998
Net charge-offs	(18,744)	(40,070)	(49,189)
Provision for loan losses	50,500	65,000	75,500
Balance at end of the period	$173,928	142,172	117,242
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
The allowance for loan losses has been determined in accordance with U.S. GAAP, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. No allowance has been provided for the loans acquired in the Roma Financial, Marathon Bank and Brooklyn Federal Savings Bank transactions as the loans were marked to fair value on the date of acquisition and there has been no subsequent credit deterioration.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans determined to be impaired. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring (“TDR”), and other commercial loans greater than $1.0 million if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans, including those loans not meeting the Company’s definition of an impaired loan, by type of loan, risk rating (if applicable) and payment history. In addition, the Company also considers whether residential loans are fixed or adjustable rate. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations, and industry and peer comparisons. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.
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
The allowance contains reserves identified as unallocated to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis. Such reserves include the evaluation of the national and local economy, loan portfolio volumes, the composition and concentrations of credit, credit quality and delinquency trends. These reserves reflect management's attempt to ensure that the overall allowance reflects a margin for imprecision and the uncertainty that is inherent in estimates of probable credit losses.
The results of this quarterly process are summarized along with recommendations and presented to Executive and Senior Management for their review. Based on these recommendations, loan loss allowances are approved by Executive and Senior

Management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Accounting Department. A summary of loan loss allowances and the methodology employed to determine such allowances is presented to the Board of Directors on a quarterly basis.
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
For commercial real estate, multi-family and construction loans, the Company obtains an appraisal for all collateral dependent loans upon origination and an updated appraisal in the event interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful. This is done in order to determine the specific reserve needed upon initial recognition of a collateral dependent loan as non-accrual and/or impaired. In subsequent reporting periods, as part of the allowance for loan loss process, the Company reviews each collateral dependent commercial real estate loan previously classified as non-accrual and/or impaired and assesses whether there has been an adverse change in the collateral value supporting the loan. The Company utilizes information from its commercial lending officers its credit department and loan workout department’s knowledge of changes in real estate conditions in our lending area to identify if possible deterioration of collateral value has occurred. Based on the severity of the changes in market conditions, management determines if an updated appraisal is warranted or if downward adjustments to the previous appraisal are warranted. If it is determined that the deterioration of the collateral value is significant enough to warrant ordering a new appraisal, an estimate of the downward adjustments to the existing appraised value is used in assessing if additional specific reserves are necessary until the updated appraisal is received.
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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the years ended December 31, 2013 and 2012:

	December 31, 2013
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172
Charge-offs	(15,508)	(1,266)	(1,101)	(3,424)	(516)	(795)	—	(22,610)
Recoveries	2,528	219	65	315	604	135	—	3,866
Provision	19,371	13,297	14,346	(4,006)	5,091	735	1,666	50,500
Ending balance-December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Individually evaluated for impairment	$2,066	—	—	—	—	—	—	2,066
Collectively evaluated for impairment	49,694	42,103	46,657	8,947	9,273	2,161	13,027	171,862
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$51,760	42,103	46,657	8,947	9,273	2,161	13,027	173,928

Loans:
Individually evaluated for impairment	$20,987	15,313	11,713	17,037	1,612	—	—	66,662
Collectively evaluated for impairment	5,671,823	3,970,204	2,474,224	177,505	264,224	403,929	—	12,961,909
Loans acquired with deteriorated credit quality	5,541	691	19,390	7,719	2,586	120	—	36,047
Balance at December 31, 2013	$5,698,351	3,986,208	2,505,327	202,261	268,422	404,049	—	13,064,618

	December 31, 2012
	Residential Mortgage	Multi- Family	Commercial Real Estate	Construction Loans	Commercial and Industrial Loans	Consumer and Other Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance-December 31, 2011	$32,447	13,863	30,947	22,839	3,677	1,335	12,134	117,242
Charge-offs	(20,180)	(9,058)	(479)	(13,227)	(99)	(1,107)	—	(44,150)
Recoveries	593	—	43	3,387	23	34	—	4,080
Provision	32,509	25,048	2,836	3,063	493	1,824	(773)	65,000
Ending balance-December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Individually evaluated for impairment	$2,142	—	—	—	—	—	—	2,142
Collectively evaluated for impairment	43,227	29,853	33,347	16,062	4,094	2,086	11,361	140,030
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Balance at December 31, 2012	$45,369	29,853	33,347	16,062	4,094	2,086	11,361	142,172

Loans:
Individually evaluated for impairment	$12,235	10,574	7,075	26,314	1,208	—	—	57,406
Collectively evaluated for impairment	4,825,603	2,984,478	1,959,081	198,502	167,735	238,922	—	10,374,321
Loans acquired with deteriorated credit quality	477	419	5,533	—	315	—	—	6,744
Balance at December 31, 2012	$4,838,315	2,995,471	1,971,689	224,816	169,258	238,922	—	10,438,471
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
The following tables present the risk category of loans as of December 31, 2013 and December 31, 2012 by class of loans excluding PCI loans:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$5,584,728	23,252	84,830	—	—	5,692,810
Multi-family	3,919,808	49,199	16,510	—	—	3,985,517
Commercial real estate	2,389,086	23,739	73,112	—	—	2,485,937
Construction	158,576	7,847	28,119	—	—	194,542
Commercial and industrial	247,983	7,540	10,313	—	—	265,836
Consumer and Other	400,890	1,065	1,974	—	—	403,929
Total	$12,701,071	112,642	214,858	—	—	13,028,571
Need to tag consumer and other

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Residential	$4,714,303	45,144	78,266	125	—	4,837,838
Multi-family	2,945,844	31,594	17,614	—	—	2,995,052
Commercial real estate	1,924,655	18,869	22,632	—	—	1,966,156
Construction	160,390	3,315	61,111	—	—	224,816
Commercial and industrial	162,428	3,319	3,196	—	—	168,943
Consumer and Other	236,418	1,065	1,238	201	—	238,922
Total	$10,144,038	103,306	184,057	326	—	10,431,727

The following tables present the payment status of the recorded investment in past due loans as of December 31, 2013 and December 31, 2012 by class of loans excluding PCI loans:

	December 31, 2013
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$17,779	7,358	66,079	91,216	5,601,594	5,692,810
Multi-family	1,408	218	3,588	5,214	3,980,303	3,985,517
Commercial real estate	16,380	10,247	2,091	28,718	2,457,219	2,485,937
Construction	302	527	16,181	17,010	177,532	194,542
Commercial and industrial	5,871	287	775	6,933	258,903	265,836
Consumer and other	897	168	1,973	3,038	400,891	403,929
Total	$42,637	18,805	90,687	152,129	12,876,442	13,028,571

	December 31, 2012
	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable
	(In thousands)
Residential mortgage	$33,451	11,715	76,088	121,254	4,716,584	4,837,838
Multi-family	191	3,950	11,143	15,284	2,979,768	2,995,052
Commercial real estate	16,469	3,016	753	20,238	1,945,918	1,966,156
Construction	—	—	18,876	18,876	205,940	224,816
Commercial and industrial	631	2,639	375	3,645	165,298	168,943
Consumer and other	881	196	1,238	2,315	236,607	238,922
Total	$51,623	21,516	108,473	181,612	10,250,115	10,431,727
The following table presents non-accrual loans excluding PCI loans at the dates indicated:

	December 31, 2013		December 31, 2012
	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Non-accrual:
Residential and consumer	304	$74,282	354	$82,533
Construction	18	16,181	9	25,764
Multi-family	5	5,905	5	11,143
Commercial real estate	12	2,711	4	753
Commercial and industrial	4	1,281	2	375
Total Non-accrual Loans	343	$100,360	374	$120,568
Included in the non-accrual table above are TDR loans whose payment status is current but the Company has classified as non-accrual as the loans have not maintained current payment status for six consecutive months and therefore do not meet the criteria for accrual status. As of December 31, 2013, these loans are comprised of 1 multi-family loan for $2.3 million, 1 commercial loan for $620,000, 1 commercial and industrial loan for $506,000 and 14 residential loans totaling $4.6 million. There were 5 residential TDR loans totaling $1.6 million which were 30-89 delinquent classified as non-accrual. The Company has no loans past due 90 days or more delinquent that are still accruing interest. PCI loans are excluded from non accrual loans, as they are recorded at fair value based on the present value of expected future cash flows. As of December 31, 2013, PCI loans totaled $36.0 million of which $19.6 million were current and $16.4 million were 90 days or more delinquent. As of December 31, 2012, PCI loans totaled $6.7 million of which $5.7 million were current and $966,000 were 90 days or more delinquent.

At December 31, 2013 and 2012, loans meeting the Company’s definition of an impaired loan were primarily collateral dependent and totaled $66.7 million and $57.4 million, respectively, with allocations of the allowance for loan losses of $2.1 million for both periods. During the years ended December 31, 2013 and 2012, interest income received and recognized on these loans totaled $2.4 million and $1.6 million, respectively.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013 and
December 31, 2012:

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$3,924	5,607	—	3,330	190
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
With an allowance recorded:
Residential mortgage	17,063	17,457	2,066	15,880	753
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	20,987	23,064	2,066	19,210	943
Multi-family	15,313	28,681	—	15,405	428
Commercial real estate	11,713	12,223	—	11,538	679
Construction	17,037	26,642	—	19,157	198
Commercial and industrial	1,612	1,612	—	1,490	105
Total impaired loans	$66,662	92,222	2,066	66,800	2,353

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Residential mortgage	$1,448	2,176	—	1,375	20
Multi-family	10,574	19,336	—	6,764	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction	26,314	43,945	—	25,557	384
Commercial and industrial	1,208	1,208	—	641	90
With an allowance recorded:
Residential mortgage	10,787	11,075	2,142	9,569	283
Multi-family	—	—	—	2,316	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	17,054	—
Commercial and industrial	—	—	—	—	—
Total:
Residential mortgage	12,235	13,251	2,142	10,944	303
Multi-family	10,574	19,336	—	9,080	310
Commercial real estate	7,075	7,476	—	5,081	492
Construction	26,314	43,945	—	42,611	384
Commercial and industrial	1,208	1,208	—	641	90
Total impaired loans	$57,406	85,216	2,142	68,357	1,579
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

The following tables present the total troubled debt restructured loans at December 31, 2013 and December 31, 2012 excluding the PCI loans:

	December 31, 2013
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	35	$12,975	26	$8,021	61	$20,996
Multi-family	4	9,844	1	2,317	5	12,161
Commercial real estate	7	11,093	1	620	8	11,713
Commercial and industrial	1	1,106	1	506	2	1,612
Construction	3	4,552	—	—	3	4,552
	50	$39,570	29	$11,464	79	$51,034

	December 31, 2012
	Accrual		Non-accrual		Total
	# of loans	Amount	# of loans	Amount	# of loans	Amount
	(Dollars in thousands)
Residential mortgage	18	$7,178	21	$5,057	39	$12,235
Commercial real estate	3	7,471	—	—	3	7,471
Commercial and industrial	1	1,107	—	—	1	1,107
Construction	—	—	3	6,888	3	6,888
	22	$15,756	24	$11,945	46	$27,701

The following tables present information about troubled debt restructurings which occurred during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012
	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment	Number of Loans	Pre-modification Recorded Investment	Post- modification Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructings:
Residential mortgage	23	$10,031	$9,463	20	$5,477	$5,523
Multi-family	5	20,677	13,060	—	—	—
Commercial real estate	4	5,080	4,679	1	4,901	4,901
Commercial and industrial	1	521	521	1	1,107	1,107

Post-modification recorded investment represents the balance immediately following modification. Residential mortgage loan modifications primarily involved the reduction in loan interest rate and extension of loan maturity dates.
All TDRs are impaired loans, which are individually evaluated for impairment, as discussed above. Collateral dependant impaired loans classified as TDRs were written down to the estimated fair value of the collateral. There were $1.6 million and $3.5 million in charges-offs for collateral dependant TDRs during the years ended December 31, 2013 and 2012. The allowance for loan losses associated with the TDRs presented in the above tables totaled $2.1 million for both periods at December 31, 2013 and 2012, respectively.

Residential TDRs were modified to reflect a reduction in interest rates to current market rates. Several residential TDRs include step up interest rates in their modified terms which will impact their weighted average yield in the future. For the year ended December 31, 2013, there were 23 residential TDRs that had a weighted average modified interest rate of approximately 3.33% compared to a yield of 5.05% prior to modification. For the year ended December 31, 2012, there were 20 residential TDRs that had a weighted average modified interest rate of approximately 3.15% compared to a yield of 5.67% prior to modification.
Commercial loan modifications which qualified as a TDR comprised of terms of maturity being extended and reduction in interest rates to current market terms. For the year ended December 31, 2013, there were 4 commercial real estate TDRs had a weighted average modified interest rate of approximately 5.41% as compared to a yield of 7.29% prior to modification, 5 multi-family TDRs that had a weighted average modified interest rate of approximately 3.79% as compared to a rate of 7.66% prior to modification and 1 commercial and industrial TDR that had a weighted average modified interest rate of approximately 4.00% as compared to a rate of 6.00% prior to modification. For the year ended December 31, 2012, commercial real estate TDRs that had a weighted average modified interest rate of approximately 5.75% compared to a yield of 5.82% prior to modification.
Loans modified as TDRs in the previous 12 months to December 31, 2013, for which there was a payment default consisted of two residential loans with a recorded investment of $763,000 at December 31, 2013. Loans modified as TDRs in the previous 12 months to December 31, 2012, for which there was a payment default consisted of 1 construction loan with a recorded investment of $2.9 million and three residential loans with a recorded investment of $413,000 at December 31, 2012.

6. Office Properties and Equipment, Net
Office properties and equipment are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Land	$12,728	10,728
Office buildings	73,770	27,715
Leasehold improvements	44,587	42,419
Furniture, fixtures and equipment	54,610	33,577
Construction in process	24,299	20,062
	209,994	134,501
Less accumulated depreciation and amortization	71,889	43,093
	$138,105	91,408
Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $8.5 million, $7.2 million and $6.4 million, respectively.

7. Goodwill and Other Intangible Assets
The carrying amount of goodwill for the years ended December 31, 2013 and December 31, 2012 was approximately $77.6 million and $77.1 million. For the year ended December 31, 2013, the increase in goodwill primarily reflects the acquisition of Roma Financial.

The following table summarizes other intangible assets as of December 31, 2013 and December 31, 2012:

	Gross Intangible Asset	Accumulated Amortization	Valuation Allowance	Net Intangible Assets
	(In thousands)
December 31, 2013
Mortgage Servicing Rights	$44,801	(30,018)	(81)	14,702
Core Deposit Premiums	23,205	(6,569)	—	16,636
Other	300	(80)	—	220
Total other intangible assets	$68,306	(36,667)	(81)	31,558

December 31, 2012
Mortgage Servicing Rights	$37,838	(24,107)	(1,705)	12,026
Core Deposit Premiums	14,338	(4,455)	—	9,883
Other	300	(50)	—	250
Total other intangible assets	$52,476	(28,612)	(1,705)	22,159
Mortgage servicing rights are accounted for using the amortization method. Under this method, the Company amortizes the loan servicing asset in proportion to, and over the period of, estimated net servicing revenues. During 2008, the Company began selling loans on a servicing-retained basis. Loans that were sold on this basis, amounted to $1.71 billion and $1.40 billion at December 31, 2013 and December 31, 2012 respectively, all of which relate to residential mortgage loans. At December 31, 2013 and 2012, the servicing asset, included in intangible assets, had an estimated fair value of $14.7 million and $12.0 million, respectively. Fair value was based on expected future cash flows considering a weighted average discount rate of 10.20% , a weighted average constant prepayment rate on mortgages of 8.48% and a weighted average life of 7.4 years.
Core deposit premiums are amortized using an accelerated method and having a weighted average amortization period of 10 years. For the year ended December 31, 2013, the Company recorded $8.9 million in core deposit premiums resulting from the acquisitions of Roma Financial.
The following presents the estimated future amortization expense of other intangible assets for the next five years:

	Mortgage Servicing Rights	Core Deposit Premiums	Other
	(In thousands)
2014	$3,469	$4,076	$30
2015	3,047	3,588	30
2016	2,611	3,158	30
2017	2,191	2,779	30
2018	1,772	2,444	30

8. Deposits
Deposits are summarized as follows:

	December 31,
	2013			2012
	Weighted Average Rate	Amount	% of Total	Weighted Average Rate	Amount	% of Total
	(In thousands)
Savings	0.28%	$2,212,034	20.64%	0.37%	$1,718,199	19.59%
Checking accounts	0.17%	3,163,250	29.50%	0.21%	2,498,829	28.50%
Money market deposits	0.34%	1,958,982	18.28%	0.37%	1,585,865	18.09%
Total transaction accounts	0.25%	7,334,266	68.42%	0.30%	5,802,893	66.18%
Certificates of deposit	0.83%	3,384,545	31.58%	1.19%	2,965,964	33.82%
Total Deposits	0.43%	$10,718,811	100.00%	0.60%	$8,768,857	100.00%

Scheduled maturities of certificates of deposit are as follows:

	December 31,
	2013	2012
	(In thousands)
Within one year	$2,170,493	1,632,705
One to two years	552,127	586,001
Two to three years	376,172	225,973
Three to four years	179,774	284,634
After four years	105,979	236,651
	$3,384,545	2,965,964
The aggregate amount of certificates of deposit in denominations of $100,000 or more totaled approximately $1.58 billion and $1.30 billion at December 31, 2013 and December 31, 2012.

Interest expense on deposits consists of the following:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Savings	$6,320	7,859	9,713
Checking accounts	6,245	6,586	5,999
Money market deposits	7,537	7,937	7,275
Certificates of deposit	29,867	41,200	56,902
Total	$49,969	63,582	79,889

9. Borrowed Funds
Borrowed funds are summarized as follows:

	December 31,
	2013		2012
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Funds borrowed under repurchase agreements:
FHLB	$23,000	3.90%	$55,000	3.94%
Other brokers	244,681	1.35%	—	—
Total funds borrowed under repurchase agreements	267,681	1.60%	55,000	3.94%
Other borrowed funds:
FHLB advances	3,094,494	1.83%	2,645,500	2.14%
Other	5,099	1.91%	5,152	1.92%
Total other borrowed funds:	3,099,593	1.83%	2,650,652	2.14%
Total borrowed funds	$3,367,274	1.81%	$2,705,652	2.18%
Borrowed funds had scheduled maturities as follows:

	December 31,
	2013		2012
	Principal	Weighted Average Rate	Principal	Weighted Average Rate
		(Dollars in thousands)
Within one year	$1,214,204	0.64%	$915,500	1.26%
One to two years	311,500	3.49%	109,000	3.07%
Two to three years	325,000	2.79%	301,000	3.50%
Three to four years	250,730	3.01%	325,000	2.79%
Four to five years	714,246	2.26%	225,000	2.90%
After five years	551,594	1.73%	830,152	2.16%
Total borrowed funds	$3,367,274	1.81%	$2,705,652	2.18%
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

The amortized cost and fair value of the underlying securities used as collateral for securities sold under agreements to repurchase are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Amortized cost of collateral:
Mortgage-backed securities	$325,392	98,401
Total amortized cost of collateral	$325,392	98,401
Fair value of collateral:
Mortgage-backed securities	$322,563	102,673
Total fair value of collateral	$322,563	102,673

In addition to the above securities, the Company has also pledged mortgage loans as collateral for these borrowings.
During the years ended December 31, 2013, 2012 and 2011, the maximum month-end balance of the repurchase agreements was $261.2 million, $250.0 million and $500.0 million, respectively. The average amount of repurchase agreements outstanding during the years ended December 31, 2013, 2012 and 2011 was $165.4 million, $156.1 million and $347.3 million, respectively, and the average interest rate was 1.50%, 3.93% and 4.26%, respectively.
At December 31, 2013, the Company participated in the FHLB’s Overnight Advance program. This program allows members to borrow overnight up to their maximum borrowing capacity at the FHLB. At December 31, 2013, our borrowing capacity at the FHLB was $6.89 billion, of which the Company had outstanding borrowings of $3.12 billion and outstanding letters of credit of $1.18 billion. The overnight advances are priced at the federal funds rate plus a spread (generally between 20 and 30 basis points) and re-price daily. In addition, the Bank had an effective commitment for unsecured discretionary overnight borrowings with other institutions totaling $100 million, of which no balance was outstanding at December 31, 2013.

10. Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2013	2012	2011

	(In thousands)
Current tax expense:
Federal	$76,692	62,331	54,258
State	7,881	4,491	3,630
	84,573	66,822	57,888
Deferred tax (benefit) expense:
Federal	(16,887)	(11,331)	(11,550)
State	(3,931)	592	(57)
	(20,818)	(10,739)	(11,607)
Total income tax expense	$63,755	56,083	46,281

The following table presents the reconciliation between the actual income tax expense and the “expected” amount computed using the applicable statutory federal income tax rate of 35%:

	Year Ended December 31,
	2013	2012	2011

		(In thousands)
“Expected” federal income tax expense	$61,525	50,698	43,808
State tax, net	2,567	3,304	2,322
Bank owned life insurance	(1,014)	(972)	(1,098)
Expiration of loss carryforward	645	2	36
Change in valuation allowance for federal deferred tax assets	(645)	(2)	(36)
ESOP fair market value adjustment	538	295	189
Non-deductible compensation	411	454	566
Non-deductible acquisition related expenses	297	866	—
Expiration of stock options	—	1,267	—
Other	(569)	171	494
Total income tax expense	$63,755	56,083	46,281
The temporary differences and loss carryforwards which comprise the deferred tax asset and liability are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax asset:
Employee benefits	$25,882	21,165
Deferred compensation	1,265	1,403
Premises and equipment	—	907
Allowance for loan losses	67,135	53,308
Net unrealized loss on securities	14,631	1,888
Net other than temporary impairment loss on securities	44,945	46,384
Capital losses on securities	—	762
ESOP	2,279	1,840
Allowance for delinquent interest	18,340	11,677
Fair value adjustments related to acquisition	38,131	8,209
Discount Accretion	89	—
Other	4,480	3,910
Gross deferred tax asset	217,177	151,453
Valuation allowance	—	(762)
	217,177	150,691
Deferred tax liability:
Intangible assets	381	550
Discount accretion	-	135
Premises and equipment	590	—
Gross deferred tax liability	971	685
Net deferred tax asset	$216,206	150,006

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
At December 31, 2013, the Company had gross unrealized losses totaling $143.5 million pertaining to our trust preferred securities which were recognized as OTTI charges during the year ended June 30, 2009. Based upon projections of future taxable income and the ability to carry back losses for two years, management believes it is more likely than not the Company will realize the deferred tax asset.
A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. Due to the expiration of its remaining capital loss carryforwards, the Company no longer maintains a valuation allowance at December 31, 2013. At December 31, 2012, the valuation allowance was $762,000, all of which was related to capital losses on securities.
Retained earnings at December 31, 2013 included approximately $42.3 million for which deferred income taxes of approximately $17.1 million have not been provided. The retained earnings amount represents the base year allocation of income to bad debt deductions for tax purposes only. Base year reserves are subject to recapture if the Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes or distributions in complete or partial liquidation.
The Company had no unrecognized tax benefits or related interest or penalties at December 31, 2013 and 2012.
The Company files income tax returns in the United States federal jurisdiction and in the states of New Jersey and New York. With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2009. At December 31, 2013, the Company is being audited by New York City in relation to an acquired entity. In February 2014, Investors Bank was notified by New York State that they would be conducting an audit of its tax returns for the years 2010 through 2012.

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
The funded status (fair value of plan assets divided by funding target) as of July 1, 2013 and 2012 was 98.38% and 103.01%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2013.

The Company’s required contribution and pension cost was $5.9 million, $5.2 million and $5.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. The accrued pension liability was $247,000 and $1.1 million at December 31, 2013 and 2012, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan. The Company's expected contribution for the 2014 year is approximately $6.0 million.

In connection with the acquisition of Roma Financial on December 6, 2013, the Company assumed their defined benefit pension plan. In May 2013, the board of directors of Roma Financial approved the termination of the defined benefit pension plan, effective upon the closing of the acquisition. The unfunded status as of December 31, 2013 is $6.3 million which was fully accrued for at December 6, 2013, the closing of the acquisition.
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

The following table sets forth information regarding the SERP and the directors’ defined benefit plan:

	December 31,
	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$25,526	19,791
Service cost	1,799	1,313
Interest cost	908	796
(Gain) loss due to change in discount rate	(3,634)	1,360
Loss due to demographic changes	5,647	2,795
Actuarial (gain) loss	(330)	235
Benefits paid	(764)	(764)
Benefit obligation at end of year	29,152	25,526
Funded status	$(29,152)	(25,526)
The underfunded pension benefits of $29.2 million and $25.5 million at December 31, 2013 and 2012 , respectively, are included in other liabilities in the consolidated balance sheets. The components of accumulated other comprehensive loss related to pension plans, on a pre-tax basis, at December 31, 2013 and 2012, are summarized in the following table.

	December 31,
	2013	2012
	(In thousands)
Prior service cost	$146	244
Net actuarial gain	8,956	7,933
Total amounts recognized in accumulated other comprehensive income	$9,102	8,177
The accumulated benefit obligation for the SERP and directors’ defined benefit plan was $20.1 million and $17.3 million at December 31, 2013 and 2012, respectively. The measurement date for our SERP, directors’ plan is December 31 for the years ended December 31, 2013, 2012 and 2011.

The weighted-average actuarial assumptions used in the plan determinations at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Discount rate	4.53%	3.56%
Rate of compensation increase	4.00%	3.87%

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Service cost	$1,799	1,313	1,061
Interest cost	908	796	811
Amortization of:
Prior service cost	98	98	98
Net gain	660	145	—
Total net periodic benefit cost	$3,465	2,352	1,970

The following are the weighted average assumptions used to determine net periodic benefit cost:

	Year Ended December 31,
	2013	2012	2011

Discount rate	3.56%	4.08%	5.18%
Rate of compensation increase	3.87%	3.74%	3.63%
Estimated future benefit payments, which reflect expected future service, as appropriate for the next ten calendar years are as follows:

Amount
(In thousands)
2014	$985
2015	980
2016	976
2017	973
2018	974
2019 through 2023	14,398
401(k) Plan
The Company has a 401(k) plan covering substantially all employees providing they meet the eligibility age requirement of age 21. The Company matches 50% of the first 6% contributed by the participants. The Company’s aggregate contributions to the 401(k) plan for the years ended December 31, 2013, 2012 and 2011 were $1.5 million, $1.2 million and $1.0 million, respectively.

Employee Stock Ownership Plan
The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock that provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to purchase, and did purchase, 4,254,072 shares of the Company’s common stock at a price of $10.00 per share with the proceeds of a loan from the Company to the ESOP. The outstanding loan principal balance at December 31, 2013 was $33.5 million. Shares of the Company’s common stock pledged as collateral for the loan are released from the pledge for allocation to participants as loan payments are made.
At December 31, 2013, shares allocated to participants were 1,276,221 since the plan inception. ESOP shares that were unallocated or not yet committed to be released totaled 2,977,851 at December 31, 2013, and had a fair value of $76.2 million. ESOP compensation expense for the years ended December 31, 2013, 2012 and 2011 was $3.0 million, $2.3 million and $2.0 million, respectively, representing the fair value of shares allocated or committed to be released during the year.
The Company also has established an Amended and Restated Supplemental ESOP and Retirement Plan, which is a non-qualified plan that provides supplemental benefits to certain executives as designated by the Compensation Committee of the Board of Directors who are prevented from receiving the full benefits contemplated by the retirement plan and/or employee stock ownership plan’s benefit formula. With regards to the Supplemental ESOP, the supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to the legal limitations imposed on tax-qualified plans. During the years ended December 31, 2013, 2012 and 2011, compensation expense (benefit) related to this plan amounted to $782,000, $240,000 and $200,000, respectively.
Equity Incentive Plan
At the annual meeting held on October 24, 2006, stockholders of the Company approved the Investors Bancorp, Inc. 2006 Equity Incentive Plan. The Company adopted ASC 718, “Compensation- Stock Compensation”, upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

During the year ended December 31, 2013, the Compensation and Benefits Committee approved the issuance of an additional 3,000 restricted stock awards and 197,920 stock options to certain officers. In addition, as part of the Roma Financial acquisition 621,269 stock awards were granted for the conversion of outstanding Roma Financial stock awards. These shares had a weighted average exercise price of $15.59 per share and were fully vested upon acquisition. The company will not recognize compensation expense in the future on these awards as they have been accounted for as part of the acquisition.
During the year ended December 31, 2012, the Compensation and Benefits Committee approved the issuance of an additional 484,000 restricted stock awards and 7,000 stock options to certain officers. During the year ended December 31, 2011, the Compensation and Benefits Committee approved the issuance of an additional 500,000 restricted stock awards and 15,000 stock options to certain officers.
ASC 718 also requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. There were no such excess tax benefits in the years ended December 31, 2013, 2012 and 2011. In accordance with this guidance the Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
Stock options generally vest over a five-year service period. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management also considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method allowed under ASC 718. The seven-year Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option, which is ten years. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards.
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
During the years ended December 31, 2013, 2012 and 2011, the Company recorded $3.4 million, $3.7 million and $8.7 million respectively, of share-based compensation expense, comprised of stock option expense of $365,000, $424,000 and $3.0 million, respectively, and restricted stock expense of $3.1 million, $3.2 million and $5.7 million, respectively.
The following is a summary of the status of the Company’s restricted shares as of December 31, 2013 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	1,292,739	$13.69
Granted	3,000	18.18
Vested	(246,832)	13.54
Forfeited	(7,501)	13.80
Non-vested at December 31, 2013	1,041,406	$13.70
Expected future compensation expense relating to the non-vested restricted shares at December 31, 2013 is $11.5 million over a weighted average period of 4.26 years.

The following is a summary of the Company’s stock option activity and related information for its option plan for the year ended December 31, 2013:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,320,068	$14.98	4.1	$12,083
Granted	819,189	16.85
Exercised	(696,139)	15.28
Forfeited	(12,000)	16.23
Expired	—	—
Outstanding at December 31, 2013	4,431,118	$15.28	3.7	$45,652
Exercisable at December 31, 2013	4,225,898	$15.03	3.4	$44,604

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		December 31,
	2013	2012	2011

Expected dividend yield	0.16%	1.12%	—%
Expected volatility	33.20%	30.40%	31.59%
Risk-free interest rate	1.38%	0.67%	2.08%
Expected option life	6.5 years	10.0 years	6.5 years
The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $9.51 and $6.04 per share, respectively. Expected future expense relating to the non-vested options outstanding as of December 31, 2013 is $1.3 million over a weighted average period of 6.45 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

12. Commitments and Contingencies
The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. Management and the Company’s legal counsel are of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

At December 31, 2013, the Company was obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rental expense under these leases aggregated approximately $15.2 million, $13.9 million and $10.4 million for the year ended December 31, 2013, 2012 and 2011, respectively.

The projected annual minimum rental commitments are as follows:

Amount
(In thousands)
2014	$15,470
2015	15,644
2016	14,740
2017	14,010
2018	13,040
Thereafter	86,575
$159,479
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
At December 31, 2013, the Company had commitments to originate commercial loans and commercial and industrial loans of $447.8 million and $94.5 million, respectively. Additionally, the Company had commitments to originate residential loans of approximately $84.7 million, respectively; commitments to purchase residential loans of $121.7 million, respectively; and unused home equity and overdraft lines of credit, and undisbursed business and construction loans, totaling approximately $519.5 million. No commitments are included in the accompanying consolidated financial statements. The Company has no exposure to credit loss if the customer does not exercise its rights to borrow under the commitment.
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
The Company principally grants residential mortgage loans, commercial real estate, multi-family, construction, C&I and consumer loans to borrowers throughout New Jersey, New York and states in close proximity. Its borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is, therefore, subject to risk of loss. The Company believes its lending policies and procedures adequately minimize the potential exposure to such risks, and adequate provisions for loan losses are provided for all probable and estimable losses. Collateral and/or government or private guarantees are required for virtually all loans.
The Company also holds in loan portfolio interest-only one-to four-family mortgage loans in which the borrower makes only interest payments for the first five, seven or ten years of the mortgage loan term. This feature will result in future increases in the borrower’s contractually required payments due to the required amortization of the principal amount after the interest-only period. These payment increases could affect the borrower’s ability to repay the loan. The amount of interest-only one-to four-family mortgage loans at December 31, 2013 and December 31, 2012 was $341.7 million, and $384.9 million, respectively. The Company maintains stricter underwriting criteria for these interest-only loans than it does for its amortizing loans. The Company believes these criteria adequately control the potential exposure to such risks and that adequate provisions for loan losses are provided for all known and inherent risks.

In the normal course of business the Company sells residential mortgage loans to third parties. These loan sales are subject to customary representations and warranties. In the event that we are found to be in breach of these representations and warranties, we may be obligated to repurchase certain of these loans.
In connection with its mortgage banking activities, the Company has certain freestanding derivative instruments. At December 31, 2013 the Company had commitments of approximately $16.9 million to fund loans which will be classified as held-for-sale with a like amount of commitments to sell such loans which are considered derivative instruments under ASC 815, “Derivatives and Hedging.” The Company also had commitments of $15.0 million to sell loans at December 31, 2013. The fair values of these derivative instruments are immaterial to the Company’s financial condition and results of operations.
Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $21.6 million at December 31, 2013. The fair values of these obligations were immaterial at December 31, 2012. In addition, at December 31, 2013, we had $118,000 in commercial letters of credit outstanding.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012, respectively.

	Carrying Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$8,444	—	8,444	—
Debt securities:
Government-sponsored enterprises	3,004	—	3,004	—
Corporate and other debt securities	670	—	—	670
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	363,088	—	363,088	—
Federal National Mortgage Association	409,559	—	409,559	—
Government National Mortgage Association	267	—	267	—
Total mortgage-backed securities available-for-sale	772,914	—	772,914	—
Total securities available-for-sale	$785,032	—	784,362	670

	Carrying Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available for sale:
Equity securities	$4,161	—	4,161	—
Debt securities:
Government-sponsored enterprises	3,035	—	3,035	—
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation	667,517	—	667,517	—
Federal National Mortgage Association	706,128	—	706,128	—
Government National Mortgage Association	4,487	—	4,487	—
Total mortgage-backed securities available-for-sale	1,378,132	—	1,378,132	—
Total securities available-for-sale	$1,385,328	—	1,385,328	—
There have been no changes in the methodologies used at December 31, 2013 from December 31, 2012, and there were no transfers between Level 1 and Level 2 during the year ended December 31, 2013.

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012 are summarized below:

	December 31,
	2013	2012
	(Dollars in thousands)
Balance beginning of period	$—	—
Transfers from held-to-maturity (1)	670	—
Total net (losses) gains for the period included in:
Net Income	—	—
Other Comprehensive Income (loss)	—	—
Sales	—	—
Settlements	—	—
Balance end of period	$670	—
(1) Represents a trust preferred security transferred to available for sale at its fair value on December 31, 2013 due to the impact of the Volcker Rule adopted in December 2013. The Volcker Rule requires specific treatment of certain collateralized debt obligation backed by trust preferred securities.
Assets Measured at Fair Value on a Non-Recurring Basis
Mortgage Servicing Rights, net
Mortgage servicing rights (MSR) are carried at the lower of cost or estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating estimates of assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. The prepayment speed and the discount rate are considered two of the most significant inputs in the model. At December 31, 2013, the fair value model used prepayment speeds ranging from 2.31% to 22.98% and a discount rate of 10.20% for the valuation of the mortgage servicing rights. A significant degree of judgment is involved in valuing the mortgage servicing rights using Level 3 inputs. The use of different assumptions could have a significant positive or negative effect on the fair value estimate.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is deemed to be impaired if it is a commercial loan with an outstanding balance greater than $1.0 million and on non-accrual status, loans modified in a troubled debt restructuring, and other commercial loans with $1.0 million in outstanding principal if management has specific information that it is probable they will not collect all amounts due under the contractual terms of the loan agreement. Our impaired loans are generally collateral dependent and, as such, are carried at the estimated fair value of the collateral less estimated selling costs. In order to estimate fair value, once interest or principal payments are 90 days delinquent or when the timely collection of such income is considered doubtful an updated appraisal is obtained. Thereafter, in the event the most recent appraisal does not reflect the current market conditions due to the passage of time and other factors, management will obtain an updated appraisal or make downward adjustments to the existing appraised value based on their knowledge of the property, local real estate market conditions, recent real estate transactions, and for estimated selling costs, if applicable. At December 31, 2013 appraisals were discounted in a range of 0%-25%.
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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a non-recurring basis at December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013 there was no change to carrying value of MSR and impaired loans measured at fair value on a non-recurring basis.

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2013
					Total	Level 1	Level 2	Level 3
					(In thousands)
Other real estate owned	Market comparable	Lack of marketability	0.0% - 25.0%	2.42%	$929	—	—	929
					$929	—	—	929

Security Type	Valuation Technique	Unobservable Input	Range	Weighted Average	Carrying Value at December 31, 2012
					Total	Level 1	Level 2	Level 3
					(In thousands)
MSR, net	Estimated cash flow	Prepayment speeds	4.30% - 30.1%	13.50%	$12,025	—	—	12,025
Impaired loans	Market comparable	Probability of default	0.0% - 25.0%	33.00%	50,470	—	—	50,470
Other real estate owned (1)	Market comparable	Lack of marketability	0.0% - 25.0%	—%	8,093	—	—	8,093
					$70,588	—	—	70,588
(1) Other real estate owned for December 31, 2012 represents the balance transferred in, no subsequent charge offs were recorded during the period subsequent to the property being transferred.
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
The carrying values and estimated fair values of the Company’s financial instruments are presented in the following table.

	December 31, 2013
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$250,689	250,689	250,689	—	—
Securities available-for-sale	785,032	785,032	—	784,362	670
Securities held-to-maturity	831,819	839,064	—	790,460	48,604
Stock in FHLB	178,126	178,126	178,126	—	—
Loans held for sale	8,273	8,273	—	8,273	—
Net loans	12,882,544	12,598,551	—	—	12,598,551
Financial liabilities:
Deposits, other than time deposits	7,334,266	6,769,857	6,769,857	—	—
Time deposits	3,384,545	3,410,202	—	3,410,202	—
Borrowed funds	3,367,274	3,337,419	—	3,337,419	—

	December 31, 2012
	Carrying	Estimated Fair Value
	value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,153	155,153	155,153	—	—
Securities available-for-sale	1,385,328	1,385,328	—	1,385,328	—
Securities held-to-maturity	179,922	198,893	—	159,599	39,294
Stock in FHLB	150,501	150,501	150,501	—	—
Loans held for sale	28,233	28,233	—	28,233	—
Net loans	10,306,786	10,379,358	—	—	10,379,358
Financial liabilities:
Deposits, other than time deposits	5,802,893	5,852,821	5,852,821	—	—
Time deposits	2,965,964	3,009,237	—	3,009,237	—
Borrowed funds	2,705,652	2,804,113	—	2,804,113	—
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and December 31, 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The following is a summary of the Bank’s actual capital amounts and ratios as of December 31, 2013 compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			Minimum Requirements
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)	$1,319,973	11.39%	$926,817	8.00%	$1,158,521	10.00%
Tier I capital (to risk-weighted assets)	1,174,799	10.14%	463,408	4.00%	695,113	6.00%
Total capital (to average assets)	1,174,799	8.20%	573,180	4.00%	716,475	5.00%

	Actual		Minimum Requirements
					For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
			Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)	$1,021,674	11.24%	$727,475	8.00%	$909,344	10.00%
Tier I capital (to risk-weighted assets)	907,654	9.98%	363,737	4.00%	545,606	6.00%
Total capital (to average assets)	907,654	7.59%	478,642	4.00%	598,303	5.00%

15. Parent Company Only Financial Statements
The following condensed financial statements for Investors Bancorp, Inc. (parent company only) reflect the investment in its wholly-owned subsidiary, Investors Bank, using the equity method of accounting.

Balance Sheets

	December 31,
	2013	2012
	(In thousands)
Assets:
Cash and due from bank	$6,515	7,104
Securities available-for-sale, at estimated fair value	3,910	3,611
Investment in subsidiary	1,243,679	987,596
ESOP loan receivable	33,491	34,592
Other assets	52,974	39,528
Total Assets	$1,340,569	1,072,431
Liabilities and Stockholders’ Equity:
Total liabilities	$6,242	5,615
Total stockholders’ equity	1,334,327	1,066,816
Total Liabilities and Stockholders’ Equity	$1,340,569	1,072,431
Statements of Operations

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Income:
Interest on ESOP loan receivable	$1,176	1,167	1,192
Dividend from subsidiary	10,000	135,000	30,000
Interest on deposit with subsidiary	—	—	8
Gain (loss) on securities transactions	89	(41)	92
	11,265	136,126	31,292
Expenses:
Other expenses	1,473	1,413	899
Income before income tax expense	9,792	134,713	30,393
Income tax (benefit) expense	233	(112)	148
Income before undistributed earnings of subsidiary	9,559	134,825	30,245
Equity in undistributed earnings of subsidiary (dividend in excess of earnings)	102,472	(46,058)	48,641
Net income	$112,031	88,767	78,886

 Other Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$112,031	88,767	78,886
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available-for-sale	1,316	826	(184)
Total other comprehensive income	1,316	826	(184)
Total comprehensive income	$113,347	89,593	78,702

Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Cash flows from operating activities:
Net income	$112,031	88,767	78,886
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Equity in undistributed earnings of subsidiary)Dividend in excess of earning	(102,472)	46,058	(48,641)
Loss (Gain) on securities transactions	89	41	(92)
(Increase) decrease in other assets	2,235	(670)	143
Increase (decrease) in other liabilities	1,834	1,820	(71)
Net cash provided by operating activities	13,717	136,016	30,225
Cash flows from investing activities:
Cash received net of cash paid for acquisition	738	(135,000)	—
Purchase of investments available-for-sale	(668)	(1,000)	—
Redemption of equity securities available-for-sale	280	85	176
Principal collected on ESOP loan	1,101	1,064	1,032
Net cash (used in) provided by investing activities	1,451	(134,851)	1,208
Cash flows from financing activities:
Proceeds from sale of treasury stock	8,184	2,726	4,855
Purchase of treasury stock	(1,537)	(902)	(32,489)
Dividends paid	(22,404)	(5,595)	—
Net cash used in financing activities	(15,757)	(3,771)	(27,634)
Net (decrease) increase in cash and due from bank	(589)	(2,606)	3,799
Cash and due from bank at beginning of year	7,104	9,710	5,911
Cash and due from bank at end of year	$6,515	7,104	9,710

16. Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the years ended December 31, 2013 and 2012.

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$129,434	132,194	137,397	146,043
Interest expense	27,393	27,485	26,973	27,791
Net interest income	102,041	104,709	110,424	118,252
Provision for loan losses	13,750	13,750	13,750	9,250
Net interest income after provision for loan losses	88,291	90,959	96,674	109,002
Non-interest income	10,089	9,538	9,491	7,453
Non-interest expenses	56,124	56,897	60,831	71,859
Income before income tax expense	42,256	43,600	45,334	44,596
Income tax expense	15,089	15,524	16,053	17,089
Net income	$27,167	28,076	29,281	27,507
Basic and diluted earnings per common share	$0.25	0.26	0.27	0.24

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest and dividend income	$121,216	122,937	121,875	130,161
Interest expense	33,485	31,377	29,938	28,644
Net interest income	87,731	91,560	91,937	101,517
Provision for loan losses	13,000	19,000	16,000	17,000
Net interest income after provision for loan losses	74,731	72,560	75,937	84,517
Non-interest income	10,355	10,580	12,705	10,472
Non-interest expenses	54,455	44,876	48,217	59,459
Income before income tax expense	30,631	38,264	40,425	35,530
Income tax expense	11,696	14,292	15,936	14,159
Net income	$18,935	23,972	24,489	21,371
Basic and diluted earnings per common share	$0.18	0.22	0.23	0.20

17. Earnings Per Share
The following is a summary of our earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Year Ended December 31,
	2013			2012			2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
Net Income	$112,031			$88,767			$78,886
Basic earnings per share:
Income available to common stockholders	$112,031	109,659,827	$1.02	$88,767	107,371,685	$0.83	$78,886	107,839,000	$0.73
Effect of dilutive common stock equivalents (1)	—	1,334,622		—	719,837		—	205,786
Diluted earnings per share:
Income available to common stockholders	$112,031	110,994,449	$1.01	$88,767	108,091,522	$0.82	$78,886	108,044,786	$0.73
(1) For the years ended December 31, 2013, 2012 and 2011, there were 3.9 million, 4.9 million, and 4.1 million equity awards, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

18. Comprehensive Income (Loss)

 The components of comprehensive loss, both gross and net of tax, are as follows:

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
Net income	$175,786	(63,755)	112,031	144,850	(56,083)	88,767	125,167	(46,281)	78,886
Other comprehensive loss:
Change in funded status of retirement obligations	16	(6)	10	(4,267)	1,707	(2,560)	(2,859)	1,144	(1,715)
Unrealized (loss) gain on securities available-for-sale	(21,930)	9,103	(12,827)	7,973	(2,893)	5,080	16,188	(6,686)	9,502
Net Loss on Securities reclassified from available for sale to held to maturity	(12,243)	5,001	(7,242)	—	—	—	—	—	—
Accretion of loss on securities reclassified to held to maturity available for sale	1,670	(682)	988	—	—	—	—	—	—
Unrealized gain on security reclassified from held to maturity to available for sale	233	(95)	138	—	—	—	—	—	—
Reclassification adjustment for (gain) losses included in net income	(684)	279	(405)	177	(72)	105	(1,168)	477	(691)
Noncredit related component other-than-temporary impairment on security	38	(16)	22	—	—	—	—	—	—
Other-than-temporary impairment accretion on debt securities	2,075	(848)	1,227	1,478	(604)	874	3,338	(1,364)	1,974
Total other comprehensive income	(30,825)	12,736	(18,089)	5,361	(1,862)	3,499	15,499	(6,429)	9,070
Total comprehensive income	$144,961	(51,019)	93,942	150,211	(57,945)	92,266	140,666	(52,710)	87,956

The following table presents the after-tax changes in the balances of each component of accumulated other comprehensive loss for the years ended December 31, 2013 and 2012:

	Change in funded status of retirement obligations	Net Unrealized gains (losses) on investment securities	Total accumulated other comprehensive loss
Balance - December 31, 2012	$(5,879)	(1,728)	(7,607)
Net change	10	(18,099)	(18,089)
Balance - December 31, 2013	$(5,869)	(19,827)	(25,696)

Balance - December 31, 2011	$(3,319)	(7,787)	(11,106)
Net change	(2,560)	6,059	3,499
Balance - December 31, 2012	$(5,879)	(1,728)	(7,607)

The following table sets for information about amounts reclassified from accumulated other comprehensive loss to the consolidated statement of income and the affected line item in the statement where net income is presented.

Year Ended December 31, 2013
(In thousands)
Reclassification adjustment for gains included in net income
Gain on security transactions	$(684)
Noncredit-related gains on securities not expected to be sold (recognized in other comprehensive income)	38
Change in funded status of retirement obligations (1)
Compensation and fringe benefits:
Adjustment of net obligation	(941)
Amortization of net obligation or asset	33
Amortization of prior service cost	147
Amortization of net gain	777
Compensation and fringe benefits	16
Total before tax	(630)
Income tax (expense) benefit	(257)
Net of tax	$(373)

 (1) These accumulated other comprehensive loss components are included in the computations of net periodic cost for our defined benefit plans and other post-retirement benefit plan. See Note 11 for additional details.

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
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires entities to disclose the effect of items reclassified out of accumulated other comprehensive income (AOCI) on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required US GAAP disclosures. This information may be provided either in the notes or parenthetically on the face of the financials. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company has presented comprehensive income in a separate Consolidated Statements of Comprehensive Income and in Note 18 of the Notes to Consolidated Financial Statements.
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
In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” which applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The amendments in this update clarify when an in substance repossession or foreclosure occurs and requires disclosure of both (1) the amount of foreclosed residential real estate property held by a creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-04 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted and entities can elect to adopt a modified retrospective transition method or a prospective transition method. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

In January 2014, the FASB, issued ASU, 2014-01, “Investments - Equity Method and Joint Ventures (Subtopic 323) Accounting for Investments in Qualified Affordable Housing Projects,” which applies to all reporting entities that invest in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Currently under GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if all of the conditions are met. For those investments that are not accounted for using the effective yield method, GAAP requires that they be accounted for under either the equity method or the cost method. Certain of the conditions required to be met to use the effective yield method were restrictive and thus prevented many such investments from qualifying for the use of the effective yield method. The amendments in this update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in ASU 2014-01 are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s financial condition or results of operations.

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
On January 10, 2014, the Company completed its acquisition of Gateway Community Financial Corp., the federally-chartered holding company for GCF Bank. As the merger had not been completed as of December 31, 2013, the transaction is not reflected in the consolidated balance sheets or consolidated statement of income at and for the periods presented.
On January 30, 2014, the Company declared its cash dividend of $0.05 per share to stockholders of record as of February 10, 2014, payable on February 25, 2014.
On February 12, 2014, the Company received a non-objection letter from the State of New Jersey Department of Banking and Insurance regarding the proposed acquisition of Investors Bank by New Investors Bancorp, Inc., a Delaware corporation.  On February 25, 2014, the Company received approval from the Federal Reserve Bank of New York for the  Plan of Conversion and Reorganization to become a bank holding company by acquiring 100% of the shares of Investors Bank, and the application by Investors Bancorp, MHC to convert from mutual to stock form.

(a)(3)	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Investors Bancorp, Inc. (1)*

3.2	Bylaws of Investors Bancorp, Inc. (1)*

4	Form of Common Stock Certificate of Investors Bancorp, Inc. (1)*

10.1	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Kevin Cummings*

10.2	Amended and Restated Employment Agreement between Investors Bancorp, Inc. and Domenick A. Cama*

10.3	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Richard S. Spengler (2)

10.4	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Paul Kalamaras (3)

10.5	Amended and Restated Employment Agreement Investors Bancorp, Inc. and Thomas F. Splaine, Jr.

10.6	Investors Bancorp, Inc. 2006 Equity Incentive Plan (4)

10.7	Roma Financial Corporation 2008 Equity Incentive Plan (5)

10.8	Investors Bank Executive Officer Annual Incentive Plan (6)

10.9	Investors Bank Amended and restated Supplemental ESOP and Retirement Plan

10.10	Amended and Restated Investors Bank Executive Supplemental Retirement Wage Replacement Plan

10.11	Investors Bank Amended and Restated Director Retirement Plan

10.12	Investors Bancorp, Inc. Deferred Directors Fee Plan

10.13	Investors Bank Deferred Directors Fee Plan
10.14	Split Dollar Life Insurance Agreement between Roma Bank and Robert C. Albanese, as assumed by Investors Bank

10.15	Split Dollar Life Insurance Agreement between Roma Bank and Dennis M. Bone, assumed by Investors Bank

10.16	Split Dollar Life Insurance Agreement between Roma Bank and Michele N. Siekerka, as assumed by Investors Bank

14	Code of Ethics********

21	Subsidiaries of Registrant(1)*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
101.INS (1) XBRL Instance Document 101.SCH (1) XBRL Taxonomy Extension Schema Document 101.CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document 101.DEF (1) XBRL Taxonomy Extension Definition Linkbase Document 101.LAB (1) XBRL Taxonomy Extension Labels Linkbase Document 101.PRE (1) XBRL Taxonomy Extension Presentation Linkbase Document (1) These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not file for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(1)
Incorporated by reference to the Registration Statement on Form S-1 of Investors Bancorp, Inc. (Commission File no. 333-125703), originally filed with the Securities and Exchange Commission on June 10, 2005.

(2)
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 1, 2010.

(3)
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Investors Bancorp, Inc. (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 1, 2010.

(4)
Incorporated by reference to Appendix B to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2006 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on September 15, 2006.

(5)
Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Investors Bancorp, Inc. (Commission File No. 333-192717) filed with the Securities and Exchange Commission on December 9, 2013.

(6)
Incorporated by reference to Annex D to the Definitive Proxy Statement for Investors Bancorp, Inc.’s 2013 Annual Meeting of Stockholders (Commission File No. 000-51557) filed with the Securities and Exchange Commission on April 29, 2013.

**********	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS BANCORP, INC.

Date: March 3, 2014	By:	/s/ Kevin Cummings
Kevin Cummings Chief Executive Officer and President (Principal Executive Officer) (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin Cummings Kevin Cummings	Chief Executive Officer and President (Principal Executive Officer)	March 3, 2014

/s/ Domenick Cama Domenick Cama	Director, Chief Operating Officer and Senior Executive Vice President	March 3, 2014

/s/ Thomas F. Splaine, Jr. Thomas F. Splaine, Jr.	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)	March 3, 2014

/s/ Robert M. Cashill Robert M. Cashill	Director, Chairman	March 3, 2014

/s/ Robert C. Albanese Robert C. Albanese	Director	March 3, 2014

/s/ Dennis M. Bone Dennis M. Bone	Director	March 3, 2014

/s/ Doreen R. Byrnes Doreen R. Byrnes	Director	March 3, 2014

/s/ William Cosgrove William Cosgrove	Director	March 3, 2014

/s/ Brian D. Dittenhafer Brian D. Dittenhafer	Director	March 3, 2014

/s/ Brendan J. Dugan Brendan J. Dugan	Director	March 3, 2014

/s/ James Garibaldi James Garibaldi	Director	March 3, 2014

/s/ Michele N. Siekerka Michele N. Siekerka	Director	March 3, 2014

/s/ James H. Ward III James H. Ward III	Director	March 3, 2014